Form 10KSB
period 1991-12-31
TELE OPTICS INC
filed 1999-05-14
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-KSB

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1991

                 COMMISSION FILE NO.: 0-161470

                       TELE-OPTICS, INC.
         (Name of Small Business Issuer in its Charter)

   Delaware                                     65-0008442
(State or other jurisdiction                   (IRS Employer
 of incorporation or organization)          Identification No.)

21218 St. Andrews Boulevard, Suite 642, Boca Raton, Florida 33433
   (Address of principal executive offices, including zip code)

                          (561) 360-4951
                   (Issuer's telephone number)


        1006 West 15th Street, Riviera Beach, Florida 33404
       (Former Name, Former Address and former Fiscal Year, if changed since last report)

   Securities registered pursuant to Section 12(b) of the Act:

        None                                      None
(Title of Each Class)                     (Name of Each Exchange
                                           on which Registered)

       Securities registered pursuant to 12(g) of the Act:

              Common Stock, par value $.01 per share


Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject
to such filing requirements for the past 90 days. Yes      No  x

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year: $-0-

The aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing sales price for the common stock of $-0- per share on April 30, 1999, was $-0-.

             APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

As of April 30, 1999 there were 4,790,000 shares issued of which total 4,790,000 were outstanding.

                        TELE-OPTICS, INC.

                        TABLE OF CONTENTS

                                                           Page
PART I

Item 1.  Business........................................   3

Item 2.  Properties......................................   5

Item 3.  Legal Proceedings...............................   5

Item 4.  Submission of Matters to a
             Vote of Security Holders....................   5

PART II

Item 5.  Market for Company's Common Equity
             And Related Stockholder Matters.............   6

Item 6.  Management's Discussion and
             Analysis or Plan of Operations..............   7

Item 7.  Financial Statements and Supplementary Data.....   9

Item 8.  Change in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure....................   20

PART III

Item 9.  Directors, Executive Officers, Promoters
             and Control Persons; Compliance with
             Section 16(a) of the Exchange Act...........   21

Item 10. Executive Compensation..........................   22

Item 11. Security Ownership of Certain
              Beneficial Owners and Management..........    23

Item 12. Certain Relationships and Related Transactions..   24

Item 13. Exhibits, Financial Statement
              Schedules and Reports on Form 8-K..........   25

SIGNATURES

                              PART I

ITEM 1.  BUSINESS

Tele-Optics, Inc. (the "Company" or the "Registrant") was incorporated in December 1986 for the purpose of acquiring all of the common stock of Lenzar Optics, Inc. ("Lenzar"). Lenzar was then engaged in development, manufacture and marketing of a variety of optical, electronic and electro-optical products for use in the medical and defense industries. In September, 1991, the Company sold all assets related to Lenzar's operations to a third party. Following that sale, the Company had no active business operations and intended to liquidate its assets. In December 1991, the Company entered into an agreement to acquire all of the issued and outstanding common stock of Fantasia Home, Inc. ("Fantasia") (the "Fantasia Agreement"). In May 1992, however, the Company rescinded the Fantasia Agreement and canceled all shares of its common stock issued in connection with the Fantasia Agreement. Since rescission of the Fantasia Agreement, the Company has investigated the possibility of acquiring a potential business opportunity. The Company however did not possess the capital necessary to successfully pursue any such acquisition. In addition, since 1991, the Company lacked the capital necessary to prepare and file with the Securities and Exchange Commission (the "Commission") all reports which the Company was required to file under the Securities Exchange Act of 1934, as amended (the " 1934 Act"). The Company has had virtually no active business operations since late 1991.

On November 21, 1997, (the "Closing Date"), new investors, including the Company's current management (the "Buyers"), completed the purchase of an aggregate of 3,100,000 shares of the Company's Common Stock (the "Purchased Shares"), representing approximately sixty-two (62%) percent of the Company's issued and outstanding Common Stock as of the Closing Date. The Purchased Shares were acquired from the authorized but previously unissued shares of the Company's Common Stock. As part of the aggregate purchase price for the Purchased Shares, the Buyers agreed to pay certain obligations of the Company, including certain past due and current accounting and legal fees, stock transfer agent fees, franchise taxes, state and federal taxes, and other expenses incurred or to be incurred in connection with bringing the Company current with respect to reporting obligations under the 1934 Act. As a result, the Company has filed certain disclosure documents with the Commission, including Annual Reports on Form 10-KSB for the years ended December 31, 1991, 1992, 1993, 1994, 1995, 1996 and
1997, and Quarterly Reports on Form 10-QSB for the three month periods ended March 31, June 30, and September 30, 1992, 1993, 1994, 1995, 1996, 1997 and 1998. Simultaneously with the acquisition of the Purchased Shares, an additional 300,000 shares of the Company's Common stock was issued to a member of the law firm which represented the Company in connection with the transaction. See "Financial Statements".

Management has determined that the Company's business plan is primarily to seek one or more potential businesses which may, in the opinion of management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses which may be available to it will be extremely limited. In seeking to attain its business objective, the Company will not restrict its search to any particular industry. Rather, the Company may investigate businesses of essentially any kind or nature, including but not limited to, finance, high technology, manufacturing, service, sports, research and development, communications, insurance, brokerage, transportation and others. Notwithstanding the foregoing, management does not intend to become involved with a company which is an "investment company" under the Investment Company Act of 1940, or with a company which may be deemed an "investment advisor" under the Investment Advisors Act of 1940. Nor does the Company intend to become an investment company or an investment advisor. Management's discretion is otherwise unrestricted and it may participate in any business whatsoever which may in the opinion of management, meet the business objectives discussed herein. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive upon the discretion of management. As of the date of this report, the Company has not chosen the particular area of business in which its proposes to engage and has not conducted any market studies with respect to any business or industry, although management of the Company has had preliminary discussions with a variety of enterprises.

The Company will not restrict its search to any specific industry (except as set forth above), but may acquire an entity or position in a company which is (i) in its preliminary or development state; or (ii) is a going concern. At this time, it is impossible to determine the needs of the business in which the Company may seek to participate, and whether such business may require additional capital, management, or may be seeking other advantages which the Company may offer. In other instances, possible business endeavors may involve the acquisition of or a merger with a company which does not need additional equity, but seeks to establish a public trading market for its securities.

Businesses which seek the Company's participation in their operations may desire to do so to avoid what such businesses deem to be adverse factors related to undertaking a public offering. Such factors include substantial time requirements and legal costs, along with other conditions or requirements imposed by Federal and state securities laws.

The analysis of potential business endeavors will be undertaken by or under the supervision of the Company's management. Management is comprised of individuals of varying business experiences, and management will rely on their own business judgment in formulating decisions as to the types of businesses which the Company may acquire or in which the Company may participate. It is quite possible that management will not have any business experience or expertise in the type of businesses engaged in by a company which may be investigated by the Company.

In analyzing prospective businesses, management anticipates considering such factors as available technical, financial and managerial resources; working capital and other financial requirements; such businesses' history of operations, if any, and prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research and development; risk factors; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of such businesses, products, services, trade or service marks; its name identification; and other relevant factors.

While it is anticipated that these factors will be considered, to a large extent a decision to participate in a specific business will be difficult, if not impossible, to analyze through the application of objective criteria. In many instances, the achievements of a specific business to date may not necessarily be indicative of its potential for the future because of various changing requirements in the marketplace, such as the ability to substantially shift marketing approaches, expand significantly or change product emphasis, change or substantially alter management, or other factors. On the other hand, the management of such companies may not have proven their abilities or effectiveness, or established the viability of the market, or the products or services which they propose to market. As such, the profitability of such a business may be unpredictable and might therefore subject the Company and its assets to substantial risks.

It is anticipated that any number of prospective businesses will be available to the Company from various sources, including its management, its professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. In some instances, the Company may publish notices or advertisements in financial or trade publications seeking potential business acquisitions. In certain circumstances, the Company may agree, in connection with an acquisition, to pay a finder's fee or other compensation to an investment banking firm or other person (who may or may not be affiliated with the Company) who submits to the Company a business in which the Company participates.

It is anticipated that locating and investigating specific proposals will take a substantial period of time, although the time such process will take can by no means be assured. Further, even after a business is located, the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments may require substantial additional time, effort and attention on the part of management, as well as substantial costs for attorneys, accountants and others. If a decision is made not to participate in a specific business endeavor, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement were reached for the participation in a specific business, the failure to consummate that transaction might result in the loss to the Company of the related costs incurred.


ITEM 2.  PROPERTIES

At present the Company does not own any property. The Company maintains its business address at a minimal cost. Administrative services, including the use of fixtures, furniture and equipment, and the use of employees to provide secretarial and bookkeeping services, are provided to the Company at no cost by the Company's current officers and directors.


ITEM 3.  LEGAL PROCEEDINGS

During the period between the fourth quarter of the fiscal year ended December 31, 1991 and the present, the Company was not party to any litigation. To the knowledge of management, no litigation is currently threatened.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ended December 31, 1991, nor during any subsequent period including up to the date of the filing of this report.

                             PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The Company's Common Stock commenced trading in the over-the-counter market during the second quarter of 1988. The last quotation for the Company's Common Stock, which management is aware of, appeared on Nasdaq on October 7, 1991. The Company is currently unaware of any trading market for its Common Stock. The following table sets for the range of high and low bid quotations for the Company's Common Stock forth the period indicated as reported by Nasdaq during the two years prior to October 7, 1991. The below quotations represent prices between dealers and do not include retail mark-up, mark-down or commission. The quotations do not necessarily represent actual transactions.


     Fiscal Period                                High Bid        Low Bid

     1989:
     First Quarter............................... $ 3.25         $ 2.00
     Second Quarter..............................   3.75           1.875
     Third Quarter...............................   2.125          1.625
     Fourth Quarter..............................   2.00           1.25

     1990:
     First Quarter.............................. $ 1.875         $ 1.125
     Second Quarter.............................   1.875           0.8125
     Third Quarter..............................   0.875           0.3125
     Fourth Quarter.............................   0.375           0.025

     1991:
     First Quarter.............................. $ 0.625         $ 0.25
     Second Quarter.............................   0.6875          0.50
     Third Quarter..............................   0.5625          0.34375
     Fourth Quarter
         (through October 7, 1991)..............   0.0625          0.03125



To the best of the Company's knowledge the last available quotations for its Common stock appeared in the Nasdaq System on October 7, 1991. High and low bid prices were 1/16 and 1/32 respectively, on that date.

As of April 30, 1999, there were approximately 251 record holders of the Company's outstanding Common Stock. Since additional shares of the Company's Common Stock are held for stockholders at brokerage firms and/or clearing houses, the Company was unable to determine the precise number of beneficial owners of its Common Stock as of April 30, 1999.

The Company has never declared or paid cash dividends on its capital stock and the Company's Board of Directors intends to continue that policy for the foreseeable future. Earnings, if any, will be used to finance the development and expansion of the Company's business. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors and will be subject to limitations imposed under Delaware law.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATIONS

The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements including the notes thereto.

During 1998, the Company commenced preparation of all past due Annual Reports on Form 10-KSB and Quarterly Reports on Form 10-QSB, which it was required to file under the 1934 Act. Prior to 1992, the last Annual Report filed by the Company with the Commission was an amended Annual Report for the fiscal year ended December 31, 1990. The December 31, 1990 Amended Annual Report was filed with the Commission on or about August 15, 1991. Prior to 1998, the last Quarterly Report on Form 10-Q filed by the Company with the Commission was a Quarterly Report for the period ended September 30, 1991. The September 30, 1991 Quarterly Report was filed with the Commission on or about December 9, 1991. In order to render itself current with its reporting obligations under the 1934 Act, the Company has prepared and will simultaneously file with the Commission Annual Reports on Form 10-KSB for the years ended December 31, 1991, 1992, 1993, 1994, 1995, 1996 and 1997, and
Quarterly Reports on Form 10-QSB for the quarterly periods ended March 31, June 30, and September 30, 1992, 1993, 1994, 1995, 1996
and 1997. The Company has been advised by its independent auditors that the Company is unable to complete and file audited financial statements for the Company's fiscal years ended December 31, 1991 and 1992. The Company, therefore, used its best efforts to compile financial statements which are as complete as possible in accordance with audit requirements for this fiscal period ended December 31, 1991 and the fiscal period ended 1992. The Company has completed and filed with the Commission audited financial statements prepared in accordance with general accepted accounting principles for the fiscal periods ended December 31, 1993, 1994, 1995, 1996, and 1997.

In 1991, the Company sold its only operating assets realizing a loss of approximately $1,655,000. The Company has not engaged in any business activities since and has written off all material assets which it had on its books at December 31, 1991. At December 31, 1997, the only assets which the Company possessed was approximately $29,000 after expenses which was paid in cash by the Buyers in exchange for the issuance of 3,100,000 new shares of Common Stock. The Company is utilizing the funds received from the Buyers to bring the Company current in its reporting obligation under the 1934 Act and to pay certain obligations of the Company, including certain past due and current accounting and legal fees, stock transfer agent fees, franchise taxes, state and federal taxes, and other expenses, to operate and maintain the Company, to continue to fulfill the Company's reporting obligations, and to attempt to seek out a suitable business opportunity. As a result of the Company's limited assets and the potential for other presently unforeseeable obstacles, there can be no assurance that the Company will be successful in this effort. See "Business".

Financial Condition

At December 31, 1991, the Company had current assets and total assets of $412,781 (unaudited) as compared to current assets and total assets of $3,887,297 at December 31, 1990; total liabilities of $199,533 (unaudited), as compared to total liabilities of $1,198,311 at December 31, 1990 and a net worth of $213,248
(unaudited), as compared to a net worth of $2,688,986 at December
31, 1990.

Liquidity

Since the Company's operating expenses, in management's opinion, will be minimal during the Company's 1998 fiscal year and until the Company is able to engage in meaningful operations, the Company does not now anticipate a liquidity deficiency. It is anticipated that the Company's current management and others will fund the Company's operations, if required, by loans and/or contributions of capital. The Company has no present commitment that is likely to result in its liquidity increasing or decreasing in any material way. In addition, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.


Capital Resources

The Company has no material commitments for capital expenditures.
The Company knows of no material trends, favorable or unfavorable, in the Registrant's capital resources. The Company has no outstanding credit lines or credit commitments in place and has no current need for financial credit.


Results of Operations

The Company has not had any operations since 1991. The Company had minimal revenues of $13,322 (unaudited) for the fiscal year ended December 31, 1991 as compared to revenues of $5,593,802 in the period ended December 30, 1990. Similarly, during the fiscal year ended December 31, 1991, the Company had costs and expenses in the amount of $86,621 (unaudited) as compared to expenses of 6,345,397 during the year ended December 31, 1990. During 1991 the Company did not engage in any meaningful operations and sustained a net loss of $1,655,738 (unaudited) as compared to a net loss of $563,290 in the previous fiscal year.

The Registrant knows of no trends or uncertainties that had, or that the Company reasonably expects will have, a materially favorable or unfavorable impact on net sales, revenues or income from continuing operations. Other than expenses incurred in the preparation and filing of its delinquent and current reports on Forms 10-KSB and Forms 10-QSB, the Registrant knows of no events that will cause a material change in the relationship between its costs and revenues. The Company's income has been unaffected by inflation. See "Business".

ITEM 7.  FINANCIAL STATEMENTS

                       ACCOUNTANTS' REPORT





We were engaged to bring the financial filing requirements, under Regulation S-X of the Security and Exchange Commission, of Tele-Optics, Inc. into compliance. The filings have been delinquent since the quarter ended September 30, 1991. In connection therewith, we have prepared the accompanying balance sheet of Tele-Optics, Inc. as of December 31, 1991 and the related statements of operations, shareholders' equity and cash flows for the year then ended. Theses financial statements are the responsibility of the Company's management.

Because we were not engage as auditors until December, 1997, we were unable to examine any documents, agreements, or underlying data which is reflected in the financial statements contained herein. Since the limitation of scope prevents our ability to examine the documents enumerated, we are unable to satisfy ourselves as to the propriety of the transactions reported.

Since the above described limitations significantly affect the determination of financial position as of December 31, 1991 and the result of operations and cash flows, the scope of our work was not sufficient to enable us to express an opinion, and we do not express an opinion on the financial statements referred to above.

As discussed in Note 8, the Company, in 1991 and subsequently in 1992, disposed of all revenue producing business operations and was attempting to acquire through merger or acquisition, an operating business. Further, the Company reported substantial losses in 1991 and subsequently in 1992. These factors raise substantial doubt as to the Company's ability to continue as a going concern unless management can acquire a profitable operation and develop the necessary cash flow to meet financial obligations as they become due.



                           Wlosek & Braverman, L.L.C.
                           Certified Public Accountants



Clifton, New Jersey

                        TELE-OPTICS, INC.
                          BALANCE SHEET
                        DECEMBER 31, 1991
                           (UNAUDITED)



                              ASSETS

Current Assets:
   Cash                                        $    199,363
                                               ------------
Other Assets:
   Note receivable                                  211,861
   Deposits                                           1,557
                                               ------------
     Total Other Assets                             213,418
                                               ------------
                                               $    412,781
                                               ============

               LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities:
   Accounts payable                            $    199,533
                                               ------------

Shareholders' Equity:
   Common stock, par value, $.01 per
   share; authorized, 5,000,000 shares;
   issued, 1,690,000 shares; outstanding,
   1,640,000 shares                                  16,400

   Additional paid-in capital                     1,863,042

   Retained earnings (deficit)                   (1,491,106)
                                               ------------
                                                    388,336
   Less: Treasury stock, 50,000 shares
         at cost                                (   175,088)
                                               ------------
     Total Shareholders' Equity                     213,248
                                               ------------
                                               $    412,781
                                               ============

See notes to financial statements.

                        TELE-OPTICS, INC.
                     STATEMENT OF OPERATIONS
               FOR THE YEAR ENDED DECEMBER 31, 1991
                           (UNAUDITED)



Revenues:
  Fees                                           $      12,400
  Interest                                                  922
                                                 --------------
    Total Revenues                                       13,322
                                                 --------------
Costs and Expenses:
  Administrative                                         20,436
  Interest                                               66,185
                                                 --------------
    Total Costs and Expenses                             86,621
                                                 --------------
Loss before discontinued operations
  and extraordinary item                          (      73,299)

Loss on discontinued operations                   (   1,452,553)
                                                 --------------
Loss before extraordinary item                    (   1,525,852)

Loss on sale of subsidiary                        (     129,886)

Net Loss                                         $(   1,655,738)
                                                 ==============
Loss per share before discontinued
  operations and extraordinary item              $(         .04)

Loss per share, discontinued operations           (         .89)

Loss per share, extraordinary item                (         .08)
                                                 --------------
Net loss per share                               $(        1.01)
                                                 ==============

Average number of shares outstanding                  1,640,000
                                                 ==============


See notes to financial statements.

                                     TELE-OPTICS, INC.
                             STATEMENT OF SHAREHOLDERS' EQUITY
                                        (UNAUDITED)

                                        Common Stock              Additional
                                         Outstanding              Paid - in     Retained      Treasury
                                      Shares       Amount         Capital       Earnings        Stock       Total
Balance at January 1, 1991            1,690,000    $   16,900     $ 1,862,542   $   984,632   $( 175,088)   $ 2,688,986

Reclassification of treasury stock
  issued, not outstanding            (   50,000)   (      500)            500                                    -

Cash dividend, $0.50 per share                                                    ( 820,000)                 (  820,000)

Net loss, year ended
   December 31, 1991                                                             (1,655,738)                 (1,655,738)
                                      ---------    ----------     -----------   -----------   ----------    -----------
Balance at December 31, 1991          1,640,000    $   16,400     $ 1,863,042   $(1,491,106)  $( 175,088)   $   213,248





See notes to financial statements.

                                 TELE-OPTICS, INC.
                             STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED DECEMBER 31, 1991
                                   (UNAUDITED)



Cash provided (used) In:

Operating Activities                                      $(   599,821)
                                                          ------------
Investing Activities:
   Purchases of property, plant and equipment              (    38,932)
   Advances to officers and employees                      (     5,122)
   Sale of Lenzar assets                                     2,848,613
   Sale of Lenzar liabilities, net of eliminations         ( 1,664,672)
                                                          ------------
     Total Investing Activities                              1,139,887
                                                          ------------
Financing Activities:
  Payments on notes payable and capital
    lease obligations                                      (  357,598)
  Dividends paid                                           (  820,000)
                                                          -----------
     Total Financing Activities                            (1,177,598)
                                                          -----------

Decrease in Cash                                          (   637,532)

Cash balance, beginning                                       836,895
                                                          -----------
Cash balance, end                                         $   199,363
                                                          ===========


See notes to financial statements.

                        TELE-OPTICS, INC.
                  NOTES TO FINANCIAL STATEMENTS




NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation:

        Tele-Optics, Inc. (the Company) was incorporated on December 31, 1986 and on that date and in early 1987, issued a total of 1,000,000 shares of its $0.01 par value common stock as follows: (a). 100,000 shares at incorporation, (b). 101,216 shares to its founder and 21,000 shares to others for the rights to certain property and technology, (c). 33,500 shares in consideration of services rendered to the Company and (d). 744,284 shares in exchange for all outstanding stock of Lenzar Optics Corporation (Lenzar). The Company has been considered to be the successor to Lenzar, and the equity transactions described herein have been reflected as a reorganization of the capital structure.

        Unaudited Statements:

        Since none of the Company's current officers and directors were in control of the Company during 1991 and 1992, the disclosure regarding agreements and other documents as well as financial data contained in the accompanying financial statements, were reconstructed from currently available books and records of the Company and could not be audited. Accordingly, although the Company believes the information and data contained herein is accurate and complete to the best knowledge of the Company and its present officers and directors, neither the Company nor its present management can represent assurances as to the fairness, accuracy or completeness of the disclosures and financial data included herein.

        Public Offering:

        Pursuant to a public offering in 1987, the Company issued 690,000 shares of its common stock, par value $.01 per share along with 690,000 warrants to purchase one share of common stock at $4.00 per share at any time prior to August 11, 1989. No warrants were exercised prior to expiration. In connection with the public offering, the Company received proceeds of $1,820,864 net of offering costs of $594,136. The net proceeds were credited to common stock at par value of $6,900 and $1,813,964 was credited to additional paid-in capital.

                        TELE-OPTICS, INC.
                  NOTES TO FINANCIAL STATEMENTS




NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

        Treasury Stock:

        In November, 1987, the Company purchased 50,000 of its $.01 par value common stock in the open market at an aggregate cost of $175,088.

        Cash Flow Statements:

        The Company considers all highly liquid investments, with a maturity date of three months or less when purchased, to be cash equivalents.


NOTE 2: CERTAIN TRANSACTIONS

        The Company was incorporated in December 1986 for the purpose of acquiring all of the common stock of Lenzar Optics, Inc. ("Lenzar"). Lenzar was then engaged in development, manufacture and marketing of a variety of optical, electronic and electro-optical products for use in the medical and defense industries. In August, 1991, the company sold all assets related to Lenzar's operations to an unrelated third party. Following that sale, the Company had no active business operations and intended to liquidate its assets. In December, 1991, the Company entered into an agreement to acquire all of the issued and outstanding common stock of Fantasia Home, Inc., "Fantasia". In May, 1992, however, the Company rescinded the Fantasia Acquisition and canceled all shares of its common stock issued in connection with the Fantasia Agreement. Since rescission of the Fantasia Agreement, the Company intended to investigate the possibility of acquiring a potential business opportunity; however, the Company does not possess the capital necessary to effectively pursue any such acquisition. In connection with the rescission of the Fantasia agreement, the Company canceled 3,162,912 shares of its common stock issued to Mr. Malcolm Roy (Fantasia's sole shareholder and President.) The rescission was deemed effective as of the acquisition date and, accordingly, no share transactions are reported in the accompanying financial statements.

                        TELE-OPTICS, INC.
                  NOTES TO FINANCIAL STATEMENTS



NOTE 3: NOTE RECEIVABLE

        Pursuant to the rescission of the Fantasia acquisition in May, 1992, Mr. Malcolm Roy executed a note in favor of the Company in order to reimburse for expenditures made on behalf of the real estate operations of Fantasia and any of its related companies. The Company gave effect to this reimbursement as of December 31, 1991 in the accompanying financial statements. The note had a five year term with a maturity date in May, 1997. The note was dishonored at maturity and, accordingly, the Company reported the corresponding loss in 1992. In connection with the loss on the default, the Company canceled an additional 203,219 shares of common stock beneficially owned by Mr. Malcolm Roy, which served as security under the note.


NOTE 4: LIQUIDATION AND DISSOLUTION RESCISSION

        On August 29, 1991, the stockholders, at a special meeting, approved the sale of Lenzar, the Company's operating subsidiary. In connection therewith, the stockholders approved a plan of liquidation and dissolution. In May 1992, the stockholders rescinded the plan of liquidation and dissolution. The Board of Directors approved a proposal that the Company shall aggressively seek a merger or acquisition partner in an effort to enhance shareholder value.


NOTE 5: SALE OF OPERATING SUBSIDIARY

        On August 29, 1991, the stockholders approved the sale of the Company's wholly-owned subsidiary, Lenzar Optics Corp. to Condor Electro-Optics, Inc., an unrelated company. The sale consideration aggregated $1,025,000 in cash plus the assumption of certain liabilities and, pursuant thereto, the Company reported a loss on the sale of $129,886, which is included in the accompanying statement of operations in 1991 as an extraordinary item. The Company made dividend distribution from the sale proceeds of $.50 per share or an aggregate of $820,000 as a non-liquidating dividend. In addition, the Company retained $205,000 to cover expenses, if any, pursuant to the sale agreement.

                        TELE-OPTICS, INC.
                  NOTES TO FINANCIAL STATEMENTS


ITEM 6: DISCONTINUED OPERATIONS

        The Company reported discontinued operations in 1991 relating to the sale of its operating subsidiary, Lenzar Optics Corp., (see Note 5). The reported discontinued operating loss is summarized as follows:

        Net Sales                                      $  1,426,891
                                                       ------------
        Costs and expenses:
        Cost of products sold                             1,399,985
        Selling and administrative                        1,479,459
                                                       ------------
           Total costs and expenses                       2,879,444
                                                       ------------
        Loss from discontinued operations              $( 1,452,553)
                                                       ============


NOTE 7:   DIVIDENDS PAID

          In connection with the sale of the Company's subsidiary in August, 1991, (see Note 5), the Company made a distribution of the sale proceeds at $.50 per share or an aggregate of $820,000 to shareholders of record at the close of business September 12, 1991. The dividends were paid on or about September 30, 1991.

                        TELE-OPTICS, INC.
                  NOTES TO FINANCIAL STATEMENTS



NOTE 8:   GOING CONCERN UNCERTAINTY

          As of December 31, 1991, the Company had disposed of its wholly-owned operating subsidiary, Lenzar Optics Corp. and, subsequently, in 1992, rescinded the acquisition of Fantasia Homes, Inc., (see Note 2). Thus, the Company effectively had no operations and was seeking a merger or acquisition partner for future operations. In addition, the Company reported a substantial net loss for 1991, aggregating $1,655,738 and a subsequent loss in 1992 of approximately $213,200, including the loss on the note default of $211,861 described in Note 3 above. These factors raise substantial doubt as to the Company's ability to continue as a going concern unless management can acquire a profitable operation and develop the necessary cash flow to meet financial obligations as they become due. Presently, management is attempting to fulfill these objectives by bringing the Company into compliance with the filing requirements of the Securities and Exchange Commission.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AN FINANCIAL DISCLOSURE

On January 31, 1991, the Company dismissed Ernst & Young (E&Y) as the Company's independent certified public accountants. The decision to change accountants was approved by the Company's Board of Directors. During the Company's two most recent fiscal years and the subsequent interim period preceding the dismissal of E&Y, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of E&Y, would have been referred to in their report. The report of E&Y on the Company's 1990 financial statements contained a disclosure expressing the auditors substantial doubt about the ability of the Company to continue as a going concern. Pursuant to Item 304(a) of Regulation S-K, the Company filed a letter with the Commission stating whether it agreed with the statements made by the Company in response to Item 304(a) and, if not, stating the respects in which they did not agree.

In connection with the change of control of the Registrant, on November 21, 1997, the Registrant changed accountants beginning with the preparation of its Financial Statements for the year ended December 31, 1991, to Wlosek & Braverman, L.L.C., Certified Public Accountants ("Wlosek & Braverman").

In connection with the audit of the Registrant's financial statements for the fiscal years ended December 31, 1993, 1994, 1995 and 1996, there were no disagreements, disputes, or differences of opinion with Wlosek & Braverman on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Wlosek & Braverman would have caused Wlosek & Braverman to make reference to the matter in its report. In all instances, however, in light of the Company's lack of commercial operations, the auditor's report raises substantial doubt about the Company's ability to continue as a going concern.

                             PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

The directors and executive officers of the Company as of the date of this report are as follows:

Name                          Age            Position

John P. Little                57             President and Director

Bert L. Gusrae                62             Vice President and
                                             Director

David A. Carter               48             Secretary/Treasurer and
                                             Director



John P. Little joined the Company in 1991 as a director and has served as President and as a director of the Company since 1992. Mr. Little is also President of Southern Leasing Services, Inc., an equipment leasing company with offices in North Palm Beach and Tampa, Florida. From October, 1993 to December, 1997, Mr. Little was also Senior Vice President of Trans-Ocean Investment Corporation, an advisor to individuals and corporations with regard to investment possibilities within Europe. Mr. Little holds the Bachelors Business Administration degree from the University of Mississippi with emphasis in banking, finance and accounting. Mr. Little also operates a consulting practice providing services to international business investors requiring local contacts and banking practices knowledge, principally in the Carribean basin. In his consulting practice, Mr. Little emphasizes the formation of international business corporations, trusts and other business entities engaged in international business and investments.

Bert L. Gusrae has been a Vice-President and a Director of the Company since November 21, 1997. Mr. Gusrae is an attorney, and during the past five years, he has been of counsel to David A. Carter, P.A., and Gusrae, Kaplan & Bruno. During the past five years, Mr. Gusrae was a director of the following public companies: The 87 Acquisition Corp. and ATC Capital Group, Ltd. Mr. Gusrae is no longer a director of either company.

David A. Carter has been Secretary/Treasurer and a Director of the Company since November 21, 1997. Mr. Carter has managed a legal practice under the name David A. Carter, P.A. since October 1990. During the past five years, Mr. Carter has been an officer and director of the following public companies: The 87 Acquisition Corp., The Rothchild Companies, Inc., ATC Capital Group, Ltd. and Action Products International, Inc. Mr. Carter is no longer a director of any of these companies.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports and changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended December 31, 1996 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended December 31, 1997, it has been determined that no Reporting Persons were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act.


Item 10.  EXECUTIVE COMPENSATION

The following table sets forth summary compensation information with respect to compensation paid by the Company to the Chief Executive Officer of the Company ("CEO") and the Company's four most highly compensated executive officers other than the CEO, who were serving as executive officers during the Company's fiscal years ended December 31, 1992; and December 31, 1993 through 1996; and December 31, 1997.

                     SUMMARY COMPENSATION TABLE - 1992


                                          Annual Compensation                      Long Term Compensation
                                  -------------------------------   -----------------------------------------------------
                                                                         Awards                          Payments
                                                                   -----------------------       ------------------------
                                                               Restricted Securities
Name of Individual                                  Other Annual   Stock        Underlying/      LTIP        All Other
and Principal Position    Year    Salary    Bonus   Compensation   Award(s)     Options/SARs     Payouts     Compensation

John P, Little (1)        1992    $51,803    -0-      $ 7,347         -0-             -0-           -0-           -0-
  President


__________________________________________

(1) In addition to compensation, during the period extending from December 31, 1990 through December 31, 1996, Mr. Little was reimbursed by the Registrant for out-of-pocket expenses in the aggregate amount of $7,347.


The following table sets forth summary compensation information with respect to compensation paid by the Company to the Chief Executive Officer of the Company ("CEO") and to the Company's four most highly compensated executive officers other than the CEO, who served as executive officers during the Company's fiscal years ended December 31, 1993 through December 31, 1996.


             SUMMARY COMPENSATION TABLE - (1993 through 1996)

                                          Annual Compensation                      Long Term Compensation
                                  -------------------------------   -----------------------------------------------------
                                                                         Awards                          Payments
                                                                   -----------------------       ------------------------
                                                               Restricted Securities
Name of Individual                                  Other Annual   Stock        Underlying/      LTIP        All Other
and Principal Position    Year    Salary    Bonus   Compensation   Award(s)     Options/SARs     Payouts     Compensation


John P, Little            1993 -
  President               1996     -0-       -0-        -0-          -0-            -0-             -0-          -0-


__________________________________________


The following table sets forth summary compensation information with respect to compensation paid by the Company to the Chief

Executive Officer of the Company ("CEO") and the Company's four most highly compensated executive officers other than the CEO, who were serving as executive officers during the Company's fiscal year ended December 31, 1997.


                    SUMMARY COMPENSATION TABLE - (1997)

                                          Annual Compensation                      Long Term Compensation
                                  -------------------------------   -----------------------------------------------------
                                                                         Awards                          Payments
                                                                   -----------------------       ------------------------
                                                               Restricted Securities
Name of Individual                                  Other Annual   Stock        Underlying/      LTIP        All Other
and Principal Position    Year    Salary    Bonus   Compensation   Award(s)     Options/SARs     Payouts     Compensation


John P, Little
      President           1997    $  -0-    $ -0-      $ -0-         -0-            -0-            -0-           -0-

Bert L. Gusrae
     Vice President       1997    $  -0-    $ -0-      $ -0-         -0-            -0-            -0-           -0-

David A. Carter
    Secretary/Treasurer   1997    $  -0-    $ -0-      $ -0-         -0-            -0-            -0-           -0-




ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth, as of March, 15, 1999, certain information concerning beneficial ownership of the Company's Common Stock by (i) each person known to the Company to own 5% or more of the Company's outstanding Common Stock, (ii) all directors of the Company and (iii) all directors and officers of the Company as a group:

                                    Shares
Name and Address                    Beneficially             Percent of
of Beneficial Owner                 Owned (1)                Class

David A. Carter                       750,000                   15.0%
21218 St. Andrews Blvd.
Suite 642
Boca Raton, Florida 33431

Bert L. Gusrae                        750,000                   15.0%
21218 St. Andrews Blvd.
Suite 642
Boca Raton, Florida 33431

Alicia M. LaSala                      750,000                   15.0%
6674 Serena Lane
Boca Raton, Florida 33433

MIV, Inc.(2)(3)                       550,000                   11.0%
600 Sandtree Drive
Suite 206-A
Palm Beach Gardens, FL 33403

Contd...

                                    Shares
Name and Address                    Beneficially             Percent of
of Beneficial Owner                 Owned (1)                Class

Austral Financial
Services, Inc.(2)(3)                  400,310                    8.0%
600 Sandtree Drive
Suite 206-A
Palm Beach Gardens, FL 33403

Leonard Marshall                      300,000                    6.0%
21756 Marigot Drive
Boca Raton, Florida 33436

Eugene M. Kennedy                     300,000                    6.0%
517 S.W. 1st Avenue
Ft. Lauderdale, FL 33301

All Directors and Executive
 Officers as a Group (3 persons)    3,200,310                   64.0%
________________________

(1) As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2) Carole A. Little is the beneficial owner of 100% of the issued and outstanding securities of MIV, Inc. The Registrant's President and director, John P. Little claims beneficial
     ownership of all of MIV, Inc.'s Common Stock.   The MIV, Inc.
     Tele-Optic shares should be deemed controlled by and attributed to Mr. Little. The Registrant's President and director, John P. Little, is the beneficial owner of 100% of the issued and outstanding securities of Austral Financial Services, Inc. The Austral Financial Services, Inc. Tele-Optic shares should be deemed controlled by, and attributed to, Mr. Little. Mr. Little should be deemed to be in control of 19% of the Registrant's voting stock.

(3)  Carole A. Little and John P. Little are husband and wife.
______________________



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 10, 1991, the Company entered into an acquisition agreement with Malcolm R. Roy and Fantasia Homes, Inc. to acquire all of the issued and outstanding common stock of Fantasia Homes, Inc. from Mr. Roy, its President and sole shareholder. Fantasia Homes, Inc. had a wholly owned subsidiary, Casa Del Rey Ventures, II, Inc. which was in the business of selling single family residential properties that it owns in Palm Beach County, Florida. In exchange for the stock of Fantasia Homes, Inc., the Company issued 3,162,912 shares of its common stock to Mr. Roy, constituting 65.85% of the Company's issued and outstanding common stock. The transaction was approved by the Company's Board of Directors in accordance with Delaware law and Mr. Roy, John Little and Alex Brunner were elected as Directors of the Company. Mr. Roy was also elected as an officer of the Company.

On December 9, 1991, Mr. Roy obtained an assignment of Stock Purchase Agreement between Austral Financial Services, Inc. and H. Bradley Ganther for the right to acquire 203,219 shares of the Company's common stock and closed the sale on the same date. Mr. Roy also obtained an option to acquire 239,619 shares of the Company's common stock from James E. Davis and Marjorie Davis at various exercise prices over a twenty-four (24) month period beginning on December 9, 1991. During the period of the option, Mr. Roy had the right to vote the shares owned by Mr. and Mrs. Davis pursuant to a voting trust agreement. The option was not exercised prior to expiration.

On May 22, 1992, the Company rescinded the transaction, which included the Acquisition Agreement with Malcolm R. Roy and Fantasia Homes, Inc. which the Company had entered into on December 10, 1991. The recission of the transaction was approved by the Company's Board of Directors in accordance with Delaware law. In addition, on May 22, 1992, Malcolm Roy and Alex Brunner resigned from the Company's Board of Directors and Mr. Roy also resigned as President. John P. Little assumed the position of President of the Company and remained as a Director. The Board of Directors agreed to hold harmless Malcolm Roy for any acts performed by him in good faith as an officer and director of the Company.

The Board of Directors unanimously approved recission of the Plan for Liquidation and Dissolution adopted by the Directors and Shareholders of the Company on August 29, 1991, and approved placing ratification of the recission on the agenda for the annual meeting of shareholders for the year 1992. The Board of Directors unanimously approved the Company seeking a merger or acquisition partner in an effort to enhance shareholder value.

On November 21, 1997, (the "Closing Date"), new investors, including the Company's current management (the "Buyers"), completed the purchase of an aggregate of 3,100,000 shares of the Company's Common Stock (the "Purchased Shares"), representing approximately sixty-two (62%) percent of the Company's issued and outstanding Common Stock as of the Closing Date. The Purchased Shares were acquired from the authorized but previously unissued shares of the Company's Common Stock. As part of the aggregate purchase price for the Purchased Shares, the Buyers agreed to pay certain obligations of the Company, including certain past due and current accounting and legal fees, stock transfer agent fees, franchise taxes, state and federal taxes, and other expenses incurred or to be incurred in connection with bringing the Company current with respect to reporting obligations under the 1934 Act. As a result, the Company has filed certain disclosure documents with the Commission, including Annual Reports on Form 10-KSB for the years ended December 31, 1991, 1992, 1993, 1994, 1995, 1996 and
1997, and Quarterly Reports on Form 10-QSB for the three month periods ended March 31, June 30, and September 30, 1992, 1993, 1994, 1995, 1996, 1997 and 1998. Simultaneously with the acquisition of the Purchased Shares, an additional 300,000 shares of the Company's Common stock was issued to a member of the law firm which represented the Company in connection with the transaction. See "Financial Statements".

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)(3) The following Exhibits are incorporated as part of this report

    3.1   Certificate of Incorporation [1]

    3.2   By-laws [1]

    3.3   Form of certificate evidencing shares of Common Stock [1]

_________________

        [1]    Filed as an exhibit to the Company's Registration
               Statement on Form S-18 (File No: 33-13609-A) and incorporated herein by reference.


(b)  Reports on Form 8-K

     The last Current Report on Form 8-K filed by the Company was dated December 23, 1991, and reported as Items 1 and 2, that the Company entered into an agreement with Malcolm Roy and Fantasia Home, Inc. That agreement was subsequently rescinded in its entirety. The Company has not filed any subsequent Current Reports on Form 8-K.

                            SIGNATURES


In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TELE-OPTICS, INC.



Dated: April 30, 1999                 By:/s/John P. Little
                                         John P. Little,
                                         President and Director



In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                Capacity                     Date



/s/John P. Little        President and Director     April 30, 1999
John P. Little


/s/Bert L. Gusrae        Vice President and         April 30, 1999
Bert L. Gusrae           Director


/s/David A. Carter       Secretary/Treasurer and    April 30, 1999
David A. Carter          Director