Form 10KSB
period 1992-12-31
TELE OPTICS INC
filed 1999-05-17
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-KSB

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1992

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

                        TELE-OPTICS, INC.

                        TABLE OF CONTENTS


                                                                   Page

PART I

Item 1.
Business...........................................................  3

Item 2.
Properties.........................................................  5

Item 3.  Legal
Proceedings........................................................  5

Item 4.  Submission of Matters to a
             Vote of Security Holders..............................  5

PART II

Item 5.  Market for Company's Common Equity
             And Related Stockholder Matters.......................  6

Item 6.  Management's Discussion and
             Analysis or Plan of Operations........................  7

Item 7.  Financial Statements and Supplementary Data...............  9

Item 8.  Change in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure..............................  20

PART III

Item 9.  Directors, Executive Officers, Promoters
             and Control Persons; Compliance with
             Section 16(a) of the Exchange Act.....................  21

Item 10. Executive Compensation....................................  22

Item 11. Security Ownership of Certain
              Beneficial Owners and Management.....................  23

Item 12. Certain Relationships and Related Transactions............

Item 13. Exhibits, Financial Statement Schedules
         and Reports on Form 8-K...................................  24

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


ITEM 3.  LEGAL PROCEEDINGS

During the period between the fourth quarter of the fiscal year ended December 31, 1992 and the present, the Company was not party to any litigation. To the knowledge of management, no litigation is currently threatened.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ended December 31, 1992, nor during any subsequent period including up to the date of the filing of this report.

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


Fiscal Period                                     High Bid       Low Bid
     1989:
     First Quarter............................... $ 3.25         $ 2.00
     Second Quarter..............................   3.75           1.875
     Third Quarter...............................   2.125          1.625
     Fourth Quarter..............................    2.00          1.25

     1990:
     First Quarter............................... $ 1.875        $ 1.125
     Second Quarter..............................   1.875          0.8125
     Third Quarter...............................   0.875          0.3125
     Fourth Quarter..............................   0.375          0.025

     1991:
     First Quarter............................... $ 0.625        $ 0.25
     Second Quarter..............................   0.6875         0.50
     Third Quarter...............................   0.5625         0.34375
     Fourth Quarter
       (through October 7, 1991).................   0.0625         0.03125



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

During 1998, the Company commenced preparation of all past due Annual Reports on Form 10-KSB and Quarterly Reports on Form 10-QSB, which it was required to file under the 1934 Act. Prior to 1992, the last Annual Report filed by the Company with the Commission was an amended Annual Report for the fiscal year ended December 31, 1990. The December 31, 1990 Amended Annual Report was filed with the Commission on or about August 15, 1991. Prior to 1998, the last Quarterly Report on Form 10-Q filed by the Company with the Commission was a Quarterly Report for the period ended September 30, 1991. The September 30, 1991 Quarterly Report was filed with the Commission on or about December 9, 1991. In order to render itself current with its reporting obligations under the 1934 Act, the Company has prepared and will simultaneously file with the Commission Annual Reports on Form 10-KSB for the years ended December 31, 1991, 1992, 1993, 1994, 1995, 1996 and 1997, and
Quarterly Reports on Form 10-QSB for the quarterly periods ended March 31, June 30, and September 30, 1992, 1993, 1994, 1995, 1996
and 1997. The Company has been advised by its independent auditors that the Company is unable to complete and file audited financial statements for the Company's fiscal years ended December 31, 1991 and 1992. The Company, therefore, used its best efforts to compile financial statements which are as complete as possible in accordance with audit requirements for the fiscal periods ended December 31, 1991 and 1992. The Company has completed and filed with the Commission audited financial statements prepared in accordance with general accepted accounting principles for the fiscal periods ended December 31, 1993, 1994, 1995, 1996, and 1997.

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

Financial Condition

At December 31, 1992, the Company had current assets and total assets of $187 (unaudited) as compared to current assets of $412,781 (unaudited) and total assets of $199,533 (unaudited) at December 31, 1991; total liabilities of $170 (unaudited), as compared to total liabilities of $199,533 (unaudited) at December 31, 1991 and a net worth of $ -0- (unaudited), as compared to a net worth of $213,248 (unaudited) at December 31, 1991.

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


Results of Operations

The Company has not had any operations whatsoever since 1991. The Company had only minimal, incidental revenues, in the amount of $252, for the fiscal year ended December 31, 1992. During the fiscal year ended December 31, 1992, the Company had substantial expenses in the amount of $292,167, and sustained a net (loss) in the amount of ($213,231). During 1992 the Company did not engage in any meaningful operations.

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

ITEM 7.  FINANCIAL STATEMENTS

                       ACCOUNTANTS' REPORT


We were engaged to bring the financial filing requirements, under Regulation S-X of the Security and Exchange Commission, of Tele-Optics, Inc. into compliance. The filings have been delinquent since the quarter ended September 30, 1991. In connection therewith, we have prepared the accompanying balance sheet of Tele-Optics, Inc. as of December 31, 1992 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 1992 and 1991. Theses financial statements are the responsibility of the Company's management.

Because we were not engage as auditors until December, 1997, we were unable to examine any documents, agreements, or underlying data which is reflected in the financial statements contained herein. Since the limitation of scope prevents our ability to examine the documents enumerated, we are unable to satisfy ourselves as to the propriety of the transactions reported.

Since the above described limitations significantly affect the determination of financial position as of December 31, 1992 and the result of operations and cash flows for the years ended December 31, 1992 and 1991, the scope of our work was not sufficient to enable us to express an opinion, and we do not express an opinion on the financial statements referred to above.

As discussed in Note 5, as of December 31, 1992, the Company had disposed of its operating subsidiary, Lenzar Optics Corp., and rescinded a subsequent acquisition with Fantasia Homes, Inc. Accordingly, the Company effectively had no assets or business operations. These factors raise substantial doubt as to the company's ability to continue as a going concern unless management can acquire a profitable operation and develop the necessary cash flows to meet financial obligations as they become due.



                      Wlosek & Braverman, L.L.C.
                      Certified Public Accountants

Clifton, New Jersey

                        TELE-OPTICS, INC.
                          BALANCE SHEET
                     AS OF DECEMBER 31, 1992
                           (UNAUDITED)


                              ASSETS

Current Assets:

   Cash                                                $    187
                                                       ========


               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                    $      170
                                                       ----------
Shareholders' Equity:
   Common stock, par value, $.01 per share;
   authorized, 5,000,000 shares; issued,
   1,690,000; outstanding, 1,640,000 shares                16,400

   Additional paid-in capital                           1,863,042

   Retained earnings (deficit)                         (1,704,337)
                                                      -----------
                                                          175,105

   Less: Treasury stock, 50,000 shares
   at cost                                                175,088
                                                      -----------
   Total Shareholders' Equity                                  17
                                                      -----------
                                                      $       187
                                                      ===========


See notes to financial statements.

                         TELE-OPTICS, INC.
                     STATEMENTS OF OPERATIONS
                           (UNAUDITED)



                                                Years Ended
                                                December 31,
                                              1992               1991
                                          -----------         ------------
Revenues
  Fees and other                          $       252         $     12,400
  Interest                                     -                       922
                                          -----------         ------------
      Total Revenues                              252               13,322

Costs and Expenses:
  Administrative                               80,306               20,436
  Loss on default of note                     211,861               -
  Interest                                     -                    66,185
                                          -----------         ------------
      Total Costs and Expenses                292,167               86,621
                                          -----------         ------------
Loss before income tax                     (  291,915)         (    73,299)

Income tax (refund)                        (   78,684)               -

Loss before discontinued operations
  and extraordinary item                   (  213,231)         (    73,299)

Loss from discontinued operations              -               ( 1,452,553)

Loss before extraordinary item             (  213,231)         ( 1,525,852)

Loss on sale of subsidiary                     -               (   129,886)
                                          -----------          -----------
Net Loss                                  $(  213,231)         $(1,655,738)
                                          ===========          ===========
Loss per share, before discontinued
  operations and extraordinary item       $(      .13)         $(      .04)

Loss per share, discontinued
  operations                                  -                 (      .89)

Loss per share, extraordinary item            -                 (      .08)
                                          -----------          -----------
Net loss per share                        $(      .13)         $(     1.01)
                                          ===========          ===========
Average number of shares outstanding        1,640,000            1,640,000
                                          ===========          ===========


See notes to financial statements.

                                     TELE-OPTICS, INC.
                             STATEMENT OF SHAREHOLDERS' EQUITY
                                        (UNAUDITED)



                                        Common Stock              Additional
                                         Outstanding              Paid - in        Retained      Treasury
                                      Shares       Amount         Capital          Earnings        Stock       Total


Balance at January 1, 1991            1,690,000    $   16,900     $ 1,862,542     $    984,632   $ ( 175,088)  $ 2,688,986

Reclassification of treasury stock
 issued, not outstanding            (    50,000)  (       500)            500                                        -

Cash dividend, $0.50 per share                                                    (   820,000)                  (  820,000)

Net loss for the year ended
 December 31, 1991                                                                ( 1,655,738)                  (1,655,738)
                                    -----------   -----------     -----------     -----------    -----------   -----------
Balance at December 31, 1991          1,640,000        16,400       1,863,042     ( 1,491,106)     ( 175,088)      213,248

Net loss for the year ended
 December 31, 1992                                                                (   213,231)                 (   213,231)
                                    -----------   -----------     -----------     -----------    -----------   -----------

Balance at December 31, 1992          1,640,000   $    16,400     $ 1,863,042     $(1,704,337)   $ ( 175,088)  $        17
                                    ===========   ===========     ===========     ===========    ===========   ===========



See notes to financial statements.

                         TELE-OPTICS, INC.
                     STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                                      Years Ended
                                                      December 31,
                                                         1992               1991
                                                       -----------         ------------

Cash provided (used) In:

Operating Activities                                   $(  199,176)        $(   599,821)

Investing Activities:
  Purchases of property, plant and equipment                  -             (    38,932)
  Advance to officers and employees                           -             (     5,122)
  Sale of subsidiary (Lenzar) assets                          -               2,848,613
  Sale of subsidiary (Lenzar) liabilities net of
    elimination                                               -              (1,664,672)
                                                       -----------          -----------
  Total Investing Activities                                  -               1,139,887
                                                       -----------          -----------
Financing Activities:

  Payments on notes payable and capital
  lease obligations                                          -              (   357,598)
    Dividends paid                                           -              (   820,000)
                                                       -----------          -----------
  Total Financing Activities                                 -              ( 1,177,598)
                                                       -----------          -----------
  Decrease in Cash                                     (   199,176)         (   637,532)

Cash balance, beginning                                    199,363              836,895
                                                       -----------          -----------
Cash balance, end                                      $       187          $   199,363
                                                       ===========          ===========



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






NOTE 6:   DISCONTINUED OPERATIONS

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

In connection with the change of control of the Registrant, on November 21, 1997, the Registrant changed accountants beginning with the preparation of its Financial Statements for the year ended December 31, 1991, to Wlosek and Braverman, Certified Public
Accountants ("Wlosek & Braverman").

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

                             PART III


Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

The directors and executive officers of the Company as of the date of this report are as follows:

Name                          Age            Position

John P. Little                57             President
                                             and Director

Bert L. Gusrae                62             Vice President
                                             and Director

David A. Carter               48             Secretary/
                                             Treasurer
                                             and Director


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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports and changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended December 31, 1997 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended December 31, 1997, it has been determined that no Reporting Persons were delinquent with respect to such person's reporting obligations set forth in
Section 16(a) of the Exchange Act.


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

(2) Carole A. Little is the beneficial owner of 100% of the issued and outstanding securities of MIV, Inc. The Registrant's
     President and director, John P. Little claims beneficial




     ownership of all of MIV, Inc.'s Common Stock.   The MIV, Inc.
     Tele-Optic shares should be deemed controlled by and
     attributed to Mr. Little.  The Registrant's President and
     director, John P. Little, is the beneficial owner of 100% of the issued and outstanding securities of Austral Financial
     Services, Inc.  The Austral Financial Services, Inc. Tele-
     Optic shares should be deemed controlled by, and attributed to, Mr. Little.  Mr. Little should be deemed to be in control of 19% of the Registrant's voting stock.

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


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)(3) The following Exhibits are incorporated as part of this report

    3.1   Certificate of Incorporation1

    3.2   By-laws1

      3.3 Form of certificate evidencing shares of Common Stock1

_________________

         1     Filed as an exhibit to the Company's Registration
               Statement on Form S-18 (File No: 33-13609-A) and incorporated herein by reference.


(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 1992. The last Current Report on
     Form 8-K filed by the Company was dated December 23, 1991, and reported as Items 1 and 2, that the Company entered into an agreement with Malcolm Roy and Fantasia Home, Inc. That agreement was subsequently rescinded in its entirety. The
     Company has not filed any subsequent Current Reports on Form
     8-K.



                                 SIGNATURES


In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TELE-OPTICS, INC.



Dated: April 30, 1999              By: John P. Little
                                       John P. Little,
                                       President and Director



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

Signature                Capacity                  Date



/s/John P. Little       President and Director     April 30, 1999
John P. Little


/s/Bert L. Gusrae       Vice President and         April 30, 1999
Bert L. Gusrae          Director


/s/David A. Carter      Secretary/Treasurer        April 30, 1999
David A. Carter         Director



