Form 10KSB
period 1993-12-31
TELE OPTICS INC
filed 1999-05-19
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-KSB

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

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

                        TELE-OPTICS, INC.

                        TABLE OF CONTENTS

                                                          Page
PART I

Item 1.  Business.......................................    3

Item 2.  Properties.....................................    5

Item 3.  Legal Proceedings..............................    5

Item 4.  Submission of Matters to a
             Vote of Security Holders...................    5

PART II

Item 5.  Market for Company's Common Equity
             And Related Stockholder Matters............    6

Item 6.  Management's Discussion and
             Analysis or Plan of Operations.............    7

Item 7.  Financial Statements and Supplementary Data....    9

Item 8.  Change in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure...................    20

PART III

Item 9.  Directors, Executive Officers, Promoters
             and Control Persons; Compliance with
             Section 16(a) of the Exchange Act..........    21

Item 10. Executive Compensation.........................    22

Item 11. Security Ownership of Certain
              Beneficial Owners and Management..........    23

Item 12. Certain Relationships and Related Transactions.    24

Item 13. Exhibits, Financial Statement
              Schedules and Reports on Form 8-K.........    25

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


ITEM 3.  LEGAL PROCEEDINGS

During the period between the fourth quarter of the fiscal year ended December 31, 1993 and the present, the Company was not party to any litigation. To the knowledge of management, no litigation is currently threatened.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ended December 31, 1993, nor during any subsequent period including up to the date of the filing of this report.

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


     Fiscal Period                                High Bid       Low Bid
     1989:
     First Quarter............................... $ 3.25         $ 2.00
     Second Quarter..............................   3.75           1.875
     Third Quarter...............................   2.125          1.625
     Fourth Quarter..............................   2.00           1.25

     1990:
     First Quarter............................... $ 1.875        $ 1.125
     Second Quarter..............................   1.875          0.8125
     Third Quarter...............................   0.875          0.3125
     Fourth Quarter..............................   0.375          0.025

     1991:
     First Quarter............................... $ 0.625        $ 0.25
     Second Quarter..............................   0.6875         0.50
     Third Quarter...............................   0.5625         0.34375
     Fourth Quarter
         (through October 7, 1991)...............   0.0625         0.03125



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

Financial Condition

At December 31, 1993, the Company had current assets and total assets of $ -0- as compared to current assets and total assets of $187 (unaudited) at December 31, 1992; total liabilities of $ -0-, as compared to total liabilities of $170 (unaudited) at December 31, 1992 and a net worth of $ -0-, as compared to a net worth of $ -0- (unaudited) at December 31, 1992.

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


Results of Operations

The Company has not had any operations whatsoever since 1991. The Company had only minimal miscellaneous revenues, in the amount of $445, for the fiscal year ended December 31, 1993. During the fiscal year ended December 31, 1993, the Company had only minimal expenses, in the amount of $462 and a net (loss) of ($17). During 1993 the Company did not engage in any meaningful operations.

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

ITEM 7.  FINANCIAL STATEMENTS

                       ACCOUNTANTS' REPORT


We were engaged to bring the financial filing requirements, under Regulation S-X of the Security and Exchange Commission, of Tele-Optics, Inc. into compliance. The filings have been delinquent since the quarter ended September 30, 1991. In connection therewith, we have prepared the accompanying balance sheet of Tele-Optics, Inc. as of December 31, 1993 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 1993 and 1992. Theses financial statements are the responsibility of the Company's management.

Because we were not engage as auditors until December, 1997, we were unable to examine any documents, agreements, or underlying data which is reflected in the financial statements contained herein. Since the limitation of scope prevents our ability to examine the documents enumerated, we are unable to satisfy ourselves as to the propriety of the transactions reported.

Since the above described limitations significantly affect the determination of financial position as of December 31, 1993 and the result of operations and cash flows for the years ended December 31, 1993 and 1992, the scope of our work was not sufficient to enable us to express an opinion, and we do not express an opinion on the financial statements referred to above.

As discussed in Note 5, as of December 31, 1993, the Company had disposed of its operating subsidiary, Lenzar Optics Corp., and rescinded a subsequent acquisition with Fantasia Homes, Inc. Accordingly, the Company effectively had no assets or business operations. These factors raise substantial doubt as to the company's ability to continue as a going concern unless management can acquire a profitable operation and develop the necessary cash flows to meet financial obligations as they become due.



                             Wlosek & Braverman, L.L.C.
                             Certified Public Accountants

Clifton, New Jersey

                         TELE-OPTICS, INC.
                          BALANCE SHEET
                     AS OF DECEMBER 31, 1993
                           (UNAUDITED)


      ASSETS




                                                      $    -
                                                      ==========


     LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities                                           $   -
                                                      ----------

Shareholders' Equity:
  Common stock, par value, $.01 per
  share; authorized, 5,000,000 shares;
  issued, 1,690,000; outstanding,
  1,640,000 shares                                        16,400

  Additional paid-in capital                           1,863,042

  Retained earnings (deficit)                         (1,704,354)
                                                      ----------
                                                         175,088

  Less: Treasury stock, 50,000 shares at cost            175,088
                                                      ----------
       Total Shareholders' Equity                          -
                                                      ----------
                                                      $    -
                                                      ==========

See notes to financial statements.

                         TELE-OPTICS, INC.
                     STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                                      For the Years Ended
                                                          December 31,
                                                   1993                 1992
                                                 ---------           ----------
Revenues
  Miscellaneous                                  $     445           $      252
                                                 ---------           ----------
Costs and Expenses:
  Administrative                                       462               80,306
  Loss on default of note                            -                  211,861
                                                ----------           ----------
       Total Costs and Expenses                        462              292,167
                                                ----------           ----------
Loss before income tax                          (       17)          (  291,915)

Income tax (refund)                                  -               (   78,684)
                                                ----------           ----------
Net Loss                                        $(      17)          $( 213,231)
                                                ==========           ==========

Net loss per share                              $     -              $(     .13)
                                                ==========           ==========
Average number of shares outstanding             1,640,000            1,640,000
                                                ==========           ==========




See notes to financial statements.

                                      TELE-OPTICS, INC.
                             STATEMENT OF SHAREHOLDERS' EQUITY
                                        (UNAUDITED)


                                                                                 Treasury
                                                       Addit'l     Retained      Stock
                                  Common Stock          Paid-in    Earnings      50,000
                               # Shares    Amount      Capital     (Deficit)     Shares       Total

Balance at January 1, 1992     1,640,000   $ 16,400    $1,863,042  $(1,491,106)  $( 175,088)  $  213,248

Net loss for the year ended
 December 31, 1992                                                 (  213,231)                ( 213,231)

Balance at December 31, 1992   1,640,000    16,400     1,863,042   (1,704,337)   ( 175,088)          17

Net loss for the year ended
 December 31, 1993                                                 (       17)                (      17)

Balance at December 31, 1993   1,640,000  $ 16,400    $1,863,042  $(1,704,354)  $( 175,088)  $    -



See notes to financial statements.

                         TELE-OPTICS, INC.
                     STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                                      For the Years Ended
                                                          December 31,
                                                    1993               1992
                                                 ----------        -----------

Cash provided (used) In:

Cash flows from Operating Activities:
  Payment for supplies and services              $(     632)       $ ( 278,112)
  Other income received                                 445                252
  Refund of income taxes                             -                  78,684
                                                 ----------        -----------
Cash Flows from Operating Activities             (      187)         ( 199,176)

Investing Activities:                                -                    -


Financing Activities:                                -                    -
                                                 ----------        -----------
Decrease in Cash                                 (      187)         ( 199,176)

Cash balance, beginning                                 187            199,363
                                                 ----------        -----------
Cash balance, end                                $    -            $       187
                                                 ==========        ===========
Reconciliation of net loss to cash flows
 from operating activities:

Net Loss                                         (       17)         ( 213,231)
                                                 ----------        -----------
Adjustments:
  Loss on default of note                           -                  211,861
  Decrease in deposits                              -                    1,557
  Decrease in accounts payable                   (      170)         ( 199,363)
                                                 ----------        -----------
     Total Adjustments                           (      170)            14,055
                                                 ----------        -----------
Cash flows from operating activities             $      187        $ ( 199,176)
                                                 ==========        ===========





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

       Unaudited Statements:

       Since none of the Company's current officers and directors were in control of the Company during 1991, 1992 and 1993, the disclosure regarding agreements, board minutes and other documents as well as financial data contained in the accompanying financial statements, were reconstructed from currently available books and records of the Company and could not be audited. Accordingly, although the Company believes the information and data contained herein is accurate and complete to the best knowledge of the Company and its present officers and directors, neither the Company nor its present management can represent assurances as to the fairness, accuracy or completeness of the disclosures and financial data included herein.

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



NOTE 2:   CERTAIN TRANSACTIONS

       The Company was incorporated in December 1986 for the purpose of acquiring all of the common stock of Lenzar Optics, Inc. ("Lenzar"). Lenzar was then engaged in development, manufacture and marketing of a variety of optical, electronic and electro-optical products for use in the medical and defense industries. In August, 1991, the company sold all assets related to Lenzar's operations to an unrelated third party. Following that sale, the Company had no active business operations and intended to liquidate its assets. In December, 1991, the Company entered into an agreement to acquire all of the issued and outstanding common stock of Fantasia Home, Inc., "Fantasia". In May, 1992, however, the Company rescinded the Fantasia Acquisition and canceled all shares of its common stock issued in connection with the Fantasia Agreement. Since rescission of the Fantasia Agreement, the Company intended to investigate the possibility of acquiring a potential business opportunity; however, the Company does not possess the capital necessary to effectively pursue any such acquisition. In connection with the rescission of the Fantasia agreement, the Company canceled 3,162,912 shares of its common stock issued to Mr. Malcolm Roy (Fantasia's sole shareholder and President.) The rescission was deemed to be effective as of the acquisition date and, accordingly, no share transactions are reported in the accompanying financial statements.

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


NOTE 5:   GOING CONCERN UNCERTAINTY

       As of December 31, 1991, the Company had disposed of its wholly-owned operating subsidiary, Lenzar Optics Corp. and, subsequently, in 1992, rescinded the acquisition of Fantasia Homes, Inc., (see Note 2). Thus, the Company effectively had no operations and was seeking a merger or acquisition partner for future operations. In addition, the Company reported a substantial loss for 1991, aggregating $1,655,738 and a subsequent loss in 1992 of approximately $213,200, including the loss on the note default of $211,861 described in Note 3 above. Further, as of December 31, 1993, the Company had no assets or shareholders' equity. These factors raise substantial doubt as to the Company's ability to continue as a going concern unless management can acquire a profitable operation and develop the necessary cash flow to meet financial obligations as they become due. Presently, management is attempting to fulfill these objectives by bringing the Company into compliance with the filing requirements of the Securities and Exchange Commission.

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

In connection with the change of control of the Registrant, on November 21, 1997, the Registrant changed accountants beginning with the audit of its Financial Statements for the year ended December 31, 1991, to Wlosek & Braverman, Certified Public Accountants ("Wlosek & Braverman").

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

                     SUMMARY COMPENSATION TABLE - 1992


                                          Annual Compensation                      Long Term Compensation
                                  -------------------------------   -----------------------------------------------------
                                                                         Awards                          Payments
                                                                   -----------------------       ------------------------
                                                               Restricted Securities
Name of Individual                                  Other Annual   Stock        Underlying/      LTIP        All Other
and Principal Position    Year    Salary    Bonus   Compensation   Award(s)     Options/SARs     Payouts     Compensation


John P, Little (1)        1992    $51,803    -0-    $7,347           -0-             -0-           -0-            -0-
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


(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 1993. The last Current Report on Form 8-K filed by the Company was dated December 23, 1991, and reported as Items 1 and 2, that the Company entered into an agreement with Malcolm Roy and Fantasia Home, Inc. That agreement was subsequently rescinded in its entirety. The Company has not filed any subsequent Current Reports on Form 8-K.

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