Form 10KSB
period 1994-12-31
TELE OPTICS INC
filed 1999-05-20
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-KSB

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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


ITEM 3.  LEGAL PROCEEDINGS

During the period between the fourth quarter of the fiscal year ended December 31, 1994 and the present, the Company was not party to any litigation. To the knowledge of management, no litigation is currently threatened.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ended December 31, 1994, nor during any subsequent period including up to the date of the filing of this report.

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

Financial Condition

At December 31, 1994, the Company had current assets and total assets of $ -0- as compared to current assets and total assets of $ -0- at December 31, 1993; total liabilities of $ -0-, as compared to total liabilities of $ -0- at December 31, 1993 and a net worth of $ -0-, as compared to a net worth of $ -0- at December 31, 1993.

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


Results of Operations

The Company has not had any operations whatsoever since 1991. The Company had no revenues for the fiscal year ended December 31, 1994. Similarly, during the fiscal year ended December 31, 1994, the Company had no expenses. Similarly, during 1994 the Company did not engage in any meaningful operations.

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

ITEM 7.  FINANCIAL STATEMENTS

                   INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheet of Tele-Optics, Inc., as of December 31, 1994 and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used in significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tele-
Optics, Inc., as of December 31, 1994, and the results of operations, shareholders' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The 1993 financial statements included herein were reported by us
in our report dated    , which expressed no opinion or other form
of assurance thereon.

As discussed in Note 5, as of December 31, 1994, the Company had disposed of its operating subsidiary, Lenzar Optics Corp. in 1991, and rescinded a subsequent acquisition with Fantasia Homes, Inc., in 1992. Accordingly, the Company effectively had no assets or business operations since 1992. These factors raise substantial doubt as to the company's ability to continue as a going concern unless management can acquire a profitable operation and develop the necessary cash flows to meet financial obligations as they become due.


                            Wlosek & Braverman, L.L.C.
                            Certified Public Accountants

Clifton, New Jersey

                        TELE-OPTICS, INC.
                          BALANCE SHEET
                     AS OF DECEMBER 31, 1994



                              ASSETS


                                                          $     -
                                                          =============

               LIABILITIES AND SHAREHOLDERS' EQUITY


    Liabilities                                           $     -
                                                          -------------

Shareholders' Equity:
  Common stock, par value, $.01 per share;
  authorized, 5,000,000 shares; issued,
  1,690,000; outstanding, 1,640,000 shares                       16,400

  Additional paid-in capital                                  1,863,042
  Retained earnings (deficit)                                (1,704,354)
                                                          -------------
                                                                175,088

  Less: Treasury stock, 50,000 shares at cost                   175,088
                                                          -------------
  Total Shareholders' Equity                                    -
                                                          -------------
                                                          $     -
                                                          =============

See notes to financial statements.

                        TELE-OPTICS, INC.
                     STATEMENTS OF OPERATIONS


                                                      For the Years Ended
                                                          December 31,
                                                   1994                 1993
                                                 ---------           ----------
                                                                     (Unaudited)

Revenues

  Miscellaneous                                 $    -               $      445

Costs and Expenses:

  Administrative                                     -                      462
                                                -----------          ----------

Net Loss                                        $    -               $(      17)
                                                ===========          ==========

Net loss per share                              $     -              $    -
                                                ===========          ==========

Average number of shares outstanding              1,640,000           1,640,000
                                                ===========          ==========








See notes to financial statements.

                                      TELE-OPTICS, INC.
                             STATEMENT OF SHAREHOLDERS' EQUITY


                                                                                             Treasury
                                                                   Addit'l     Retained      Stock
                                             Common Stock          Paid-in     Earnings      50,000
                                           # Shares    Amount      Capital     (Deficit)     Shares       Total

Balance at January 1, 1993 (Unaudited)     1,640,000   $ 16,400    $1,863,042  $(1,704,337)  $( 175,088)  $       17

Net loss for the year ended
 December 31, 1993 (Unaudited)                                                  (       17)                (      17)
                                           ---------   --------    ----------  -----------   ----------   ----------
Balance at December 31, 1993
    (Unaudited)                            1,640,000     16,400     1,863,042   (1,704,354)   ( 175,088)       -

Net income (loss) for the year ended
 December 31, 1994                                                                  -                          -
                                           ---------   --------    ----------  -----------   ----------   ----------
Balance at December 31, 1994               1,640,000   $ 16,400    $1,863,042  $(1,704,354)  $( 175,088)  $    -
                                           =========   ========    ==========  ===========   ==========   ==========




See notes to financial statements.

                         TELE-OPTICS, INC.
                     STATEMENTS OF CASH FLOWS


                                                      For the Years Ended
                                                          December 31,
                                                   1994                 1993
                                                 ---------           ----------
                                                                     (Unaudited)

Cash provided (used) In:

Cash flows from Operating Activities:
  Payment for supplies and services             $     -              $(     632)
  Other income received                               -                     445
                                                ----------           ----------
    Cash Flows from Operating Activities              -               (     187)

Investing Activities:                                 -                    -

Financing Activities:                                 -                    -
                                                ----------           ----------
Increase (decrease) in Cash                           -               (     187)

Cash balance, beginning                               -                     187
                                                ----------           ----------
Cash balance, end                               $     -              $     -
                                                ==========           ==========
Reconciliation of net loss to cash flows
 from operating activities:

Net Loss                                              -              (       17)

Adjustments:

  Decrease in accounts payable                        -              (      170)
                                                ----------           ----------
Cash flows from operating activities            $     -              $(     187)
                                                ==========           ==========



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

       Unaudited Statements:

       Since none of the Company's current officers and directors were in control of the Company from 1991 through 1993, the disclosure regarding agreements, board minutes and other documents as well as financial data contained in the accompanying financial statements, were reconstructed from currently available books and records of the Company and could not be audited. Accordingly, although the Company believes the information and data contained herein is accurate and complete to the best knowledge of the Company and its present officers and directors, neither the Company nor its present management can represent assurances as to the fairness, accuracy or completeness of the disclosures and financial data included herein.

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


NOTE 5:   GOING CONCERN UNCERTAINTY

       As of December 31, 1991, the Company had disposed of its wholly-owned operating subsidiary, Lenzar Optics Corp. and, subsequently, in 1992, rescinded the acquisition of Fantasia Homes, Inc., (see Note 2). Thus, the Company effectively had no operations and was seeking a merger or acquisition partner for future operations. Further, as of December 31, 1993 and 1994, the Company had no assets or shareholders' equity. These factors raise substantial doubt as to the Company's ability to continue as a going concern unless management can acquire a profitable operation and develop the necessary cash flow to meet financial obligations as they become due. Presently, management is attempting to fulfill these objectives by bringing the Company into compliance with the filing requirements of the Securities and Exchange Commission.

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


(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 1994. The last Current Report on Form 8-K filed by the Company was dated December 23, 1991, and reported as Items 1 and 2, that the Company entered into an agreement with Malcolm Roy and Fantasia Home, Inc. That agreement was subsequently rescinded in its entirety. The Company has not filed any subsequent Current Reports on Form 8-K.

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