Form 10KSB
period 1997-12-31
TELE OPTICS INC
filed 1999-05-24
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-KSB

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

As of April 30, 1999 there were 4,790,000 shares issued of which total 4,740,000 were outstanding.

                        TELE-OPTICS, INC.



                        TABLE OF CONTENTS
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


ITEM 2.  PROPERTIES

At present, the Company does not own any property. The Company maintains its business address at a minimal cost. Administrative services, including the use of fixtures, furniture and equipment, and the use of employees to provide secretarial and bookkeeping services, are provided to the Company at no cost by the Company's current officers and directors.


ITEM 3.  LEGAL PROCEEDINGS

During the period between the fourth quarter of the fiscal year ended December 31, 1997 and the present, the Company was not party to any litigation. To the knowledge of management, no litigation is currently threatened.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ended December 31, 1997, nor during any subsequent period including up to the date of the filing of this report.

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

As of March 31, 1999, there were approximately 251 record holders of the Company's outstanding Common Stock. Since additional shares of the Company's Common Stock are held for stockholders at brokerage firms and/or clearing houses, the Company was unable to determine the precise number of beneficial owners of its Common Stock as of April 30, 1999.

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

In 1991, the Company sold its only operating assets realizing a loss of approximately $1,655,000. The Company has not engaged in any business activities since and has written off all material assets which it had on its books at December 31, 1991. At December 31, 1997, the only assets which the Company possessed was approximately $29,000 after expenses which was paid in cash by the Buyers in exchange for the issuance of 3,100,000 new shares of Common Stock. The Company is utilizing the funds received from the Buyers to bring the Company current in its reporting obligation under the 1934 Act and to pay certain obligations of the Company, including certain past due and current accounting and legal fees, stock transfer fees, franchise taxes, state and federal taxes, and other expenses, to operate and maintain the Company, to continue to fulfill the Company's reporting obligations, and to attempt to seek out a suitable business opportunity. As a result of the Company's limited assets and the potential for other presently unforeseeable obstacles, there can be no assurance that the Company will be successful in this effort. See "Business".

Financial Condition

At December 31, 1997, the Company had current assets and total assets of $34,000 as compared to current assets and total assets of $ -0- at December 31, 1996; total liabilities of $ -0-, as compared to total liabilities of $ -0- at December 31, 1996 and a net worth of $34,000, as compared to a net worth of $ -0- at December 31, 1996. The increase in net worth was the result of transactions with, and the infusion of additional funds by, current management and others during November, 1997. See "Business" and notes to "Financial Statements".

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


Results of Operations

The Company has not had any operations whatsoever since 1991. The Company had no revenues for the fiscal year ended December 31, 1997. During the fiscal year ended December 31, 1997, the Company had no expenses. Similarly, during 1997 the Company did not engage in any meaningful operations.

The Registrant knows of no trends or uncertainties that had, or that the Company reasonably expects will have, a materially favorable or unfavorable impact on net sales, revenues or income from operations. Other than expenses incurred in the preparation and filing of its delinquent and current reports on Forms 10-KSB and Forms 10-QSB, the Registrant knows of no events that will cause a material change in the relationship between its costs and revenues. The Company's income has been unaffected by inflation. See "Business".

ITEM 7.  FINANCIAL STATEMENTS

                   INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheet of Tele-Optics, Inc., as of December 31, 1997 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used in significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tele-Optics, Inc., as of December 31, 1997, and the results of operations shareholders' equity and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

As discussed in Note 5, as of December 31, 1997, the Company had disposed of its operating subsidiary, Lenzar Optics Corp. in 1991, and rescinded a subsequent acquisition with Fantasia Homes, Inc in 1992. Accordingly, the Company effectively had no assets or business operations since 1992. These factors raise substantial doubt as to the company's ability to continue as a going concern unless management can acquire a profitable operation and develop the necessary cash flows to meet financial obligations as they become due.



                               Wlosek & Braverman, L.L.C.
                               Certified Public Accountants

Clifton, New Jersey

                         TELE-OPTICS, INC.
                          BALANCE SHEET
                     AS OF DECEMBER 31, 1997



                              ASSETS


Current assets:

   Cash, escrow                                              $    34,000
                                                             ===========
               LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities
   Deposit                                                   $     -
                                                             -----------

Shareholders' Equity:
   Common stock, par value, $.01 per share;
   authorized, 5,000,000 shares; issued,
   4,740,000; outstanding, 4,740,000 shares                       47,400

   Additional paid-in capital                                  1,863,042
   Retained earnings (deficit)                                (1,704,354)
                                                             -----------
                                                                 206,088

   Less: Treasury stock, 50,000 shares at cost                   175,088
                                                             -----------
          Total Shareholders' Equity                              31,000
                                                             -----------
                                                             $    34,000
                                                             ===========

See notes to financial statements.

                        TELE-OPTICS, INC.
                     STATEMENT OF OPERATIONS


                                                      For the Years Ended
                                                          December 31,
                                                   1997                 1996
                                                 ---------           ----------

Revenues                                        $    -               $    -

Costs and Expenses                                   -                    -
                                                -----------          ----------

Net income (loss)                               $    -               $    -
                                                ===========          ==========

Net income (loss) per share                     $     -              $    -
                                                ===========          ==========

Average number of shares outstanding              2,156,667           1,640,000
                                                ===========          ==========








See notes to financial statements.

                                      TELE-OPTICS, INC.
                             STATEMENT OF SHAREHOLDERS' EQUITY


                                                                                             Treasury
                                                                   Addit'l     Retained      Stock
                                             Common Stock          Paid-in     Earnings      50,000
                                           # Shares    Amount      Capital     (Deficit)     Shares       Total

Balance at January 1, 1996                 1,640,000   $ 16,400    $1,863,042  $(1,704,354)  $( 175,088)  $    -

Net income (loss) for the year ended
 December 31, 1996                                                                  -                          -
                                           ---------   --------    ----------  -----------   ----------   ----------
Balance at December 31, 1996               1,640,000     16,400     1,863,042   (1,704,354)   ( 175,088)       -


Issuance of 3,100,000 shares of
  common stock at $.01 per share           3,100,000     31,000                                               31,000

Income (loss) for the year ended
 December 31, 1997                                                                  -                          -
                                           ---------   --------    ----------  -----------   ----------   ----------
Balance at December 31, 1997               4,740,000   $ 47,400    $1,863,042  $(1,704,354)  $( 175,088)  $   31,000
                                           =========   ========    ==========  ===========   ==========   ==========




See notes to financial statements.

                         TELE-OPTICS, INC.
                     STATEMENTS OF CASH FLOWS


                                                      For the Years Ended
                                                December 31,        December 31,
                                                   1997                1996
                                                -----------         ------------

Cash Flows from:

Operating Activities:
   Deposit                                      $    3,000           $     -

Investing Activities:                                  -                   -

Financing Activities:
   Proceeds on sale of common stock                 31,000                 -
                                                ----------           ----------
Increase in Cash                                    34,000                 -

Cash balance, beginning                                -                   -
                                                ----------           ----------
Cash balance, end                               $   34,000           $     -
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


NOTE 5:   GOING CONCERN UNCERTAINTY

       As of December 31, 1991, the Company had disposed of its wholly-owned operating subsidiary, Lenzar Optics Corp. and, subsequently, in 1992, rescinded the acquisition of Fantasia Homes, Inc., (see Note 2). Thus, the Company effectively had no operations and was seeking a merger or acquisition partner for future operations. Further, as of December 31, 1997 and 1996, the Company had no assets or shareholders' equity. These factors raise substantial doubt as to the Company's ability to continue as a going concern unless management can acquire a profitable operation and develop the necessary cash flow to meet financial obligations as they become due. Presently, management is attempting to fulfill these objectives by bringing the Company into compliance with the filing requirements of the Securities and Exchange Commission.

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

In connection with the audit of the Registrant's financial statements for the fiscal years ended December 31, 1993, 1994, 1995, 1996 and 1997, there were no disagreements, disputes, or differences of opinion with Wlosek & Braverman on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Wlosek & Braverman would have caused Wlosek & Braverman to make reference to the matter in its report. In all instances, however, in light of the Company's lack of commercial operations, the auditor's report raises substantial doubt about the Company's ability to continue as a going concern.

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






ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth, as of April 30, 1999, certain information concerning beneficial ownership of the Company's Common Stock by (i) each person known to the Company to own 5% or more of the Company's outstanding Common Stock, (ii) all directors of the Company and (iii) all directors and officers of the Company as a group:


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


(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997. The last Current Report on Form 8-K filed by the Company was dated December 23, 1991, and reported as Items 1 and 2, that the Company entered into an agreement with Malcolm Roy and Fantasia Home, Inc. That agreement was subsequently rescinded in its entirety. The Company has not filed any subsequent Current Reports on Form 8-K.

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