Form 10QSB
period 1992-03-31
TELE OPTICS INC
filed 1999-07-08
CIK 813565

U.S. Securities and Exchange Commission

                      Washington, DC 20549

                          Form 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1992

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ---- to ----

               Commission File number 0-161470

                      TELE-OPTICS, INC.
(Exact name of small business issuer as specified in its charter)

      Delaware                                   65-0008442
 (State of other jurisdiction of              (I.R.S. Employer
incorporation or organization)                Identification No.)

   21218 St. Andrews Boulevard, Suite 642, Boca Raton, FL 33433
      (Address of principal executive office and zip code)

                        (561) 360-4951
                  (Issuer's telephone number)


    (Former name, former address, and former fiscal year,
                if changed since last report)

     Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes ___    No _X_

              APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On
December 31, 1998, there were 5,000,000 shares of the Registrant's Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one);
 Yes __    No _X__

                         TELE-OPTICS, INC.

                         Form 10-QSB Index
                          March 31, 1992



                                                         Page


Part I:   Financial Information

   Item 1.    Financial Statements.....................  3

   Balance Sheet Unaudited at March 31, 1992...........  4

   Statements of Operations (Unaudited) for the
   Three Month Periods ended March 31, 1992
   and March 31, 1991..................................  5

   Statements of Cash Flow (Unaudited) for the
   Three Month Periods Ended March 31, 1992
   and March 31, 1991..................................  6

   Notes to Financial Statements.......................  7

   Item 2. Management's Discussion and Analysis
   or Plan of Operation ...............................  8

Part II:   Other Information

   Item 1.    Legal Proceedings .......................  9

   Item 2.    Changes in Securities....................  9

   Item 3.    Defaults Upon Senior Securities..........  9

   Item 4.    Submission of Matters to a Vote
              of Security Holders......................  9

   Item 5.    Other Information........................  9

   Item 6.    Exhibits and Reports on Form 8-K.........  9

Signatures.............................................  9

                            PART I
                     FINANCIAL INFORMATION


Item 1.  Financial Statements


                         TELE-OPTICS, INC.
                     CONDENSED BALANCE SHEETS
                          (UNAUDITED)

                            ASSETS

                                             March 31,        December 31,
                                               1992               1991
                                            ___________       ____________
Current Assets:
        Cash                                $    -            $    199,363
                                            ___________       ____________
Other Assets:
   Note receivable                               -                 211,861
      Deposits                                    1,557              1,557
                                            -----------       ------------
  Total Other Assets                              1,557            213,418
                                            -----------       ------------
                                            $     1,557       $    412,781
                                            ===========       ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                         $       170       $   199,533
                                            -----------       -----------
Shareholders' Equity:
  Common stock, par value, $.01
  per share; authorized,
  5,000,000 shares; issued,
  1,690,000; outstanding,
  1,640,000 shares                               16,400            16,400

  Additional paid-in capital                  1,863,042         1,863,042

  Retained earnings (deficit)                (1,702,967)       (1,491,106)
                                            -----------       -----------
                                                176,475           388,336
  Less: Treasury stock, 50,000
  shares at cost                                175,088           175,088
                                            -----------       -----------
                                                  1,387           213,248
                                            -----------       -----------
                                            $      1557       $   412,781
                                            ===========       ===========



See notes to condensed financial statements.

                        TELE-OPTICS, INC.
                CONDENSED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                                 Three Months Ended
                                                       March 31,
                                                 1992              1991
                                              ----------        ----------
Revenues                                      $     -           $    -
                                              ----------        ----------

Costs and Expenses:
  Loss on default of note                        211,861             -
  Interest                                          -               28,501
                                              ----------        ----------
     Loss before discontinued operations      (  211,861)       (   28,501)

Loss on discontinued operations                     -           (  414,126)
                                              ----------        ----------

     Net Loss                                 $  211,861        $  442,627
                                              ==========        ==========

Loss per share, continuing operations         $(     .13)       $(     .02)

Loss per share, discontinued operations            -             (     .25)
                                              ----------        ----------
Net loss per share                            $(     .13)       $(     .27)
                                              ==========        ==========

Average number of shares outstanding           1,640,000         1,640,000
                                              ==========        ==========



See notes to condensed financial statements.

                         TELE-OPTICS, INC.
                CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                      Three Months Ended
                                                            March 31,
                                                      1992              1991
                                                   ----------        ----------

Cash provided (used) In:

Operating Activities                               $( 199,363)       $(  82,877)
                                                   ----------        ----------
Investing Activities:
  Purchases of property, plant and equipment            -             (  30,461)
  Advances to officers and employees                    -             (   4,143)
                                                   ----------        ----------
  Total Investing Activities                            -             (  34,604)
                                                   ----------        ----------

Financing Activities:
  Payments on notes payable and capital
  lease obligations                                     -             (  78,078)
                                                   ----------        ----------

Decrease in Cash                                    ( 199,363)        ( 195,559)

Cash balance, beginning                               199,363           836,895
                                                   ----------        ----------

 Cash balance, end                                 $    -            $  641,336
                                                   ==========        ==========




See notes to condensed financial statements.

                        TELE-OPTICS, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS


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

     Business Activity:

     The Company, a Delaware corporation, has its present administrative office now located in Florida. At the present time, the Company has no current operations and is actively attempting to acquire a business operation, or obtain one through merger with a privately-held company seeking public status.



NOTE 2:   UNAUDITED FINANCIAL STATEMENTS

     The financial statements as of March 31, 1992, and for the period ended March 31, 1992 and 1991, included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operations for the interim period are not necessarily indicative of results for the entire year. The accompanying financial statements are in condensed form and should be read in conjunction with the Company's annual report filed on Form 10KSB.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     (a) Plan of Operation

     The Registrant is presently a development stage company conducting virtually no business operations. The Company is engaged in efforts to bring its delinquent period reporting obligations under the Securities Exchange Act of 1934 up to date through the preparation and filing of quarterly and annual reports on Forms 10-QSB and 10-KSB, respectively, and to pay certain obligations of the Company, including certain past due and current accounting and legal fees, stock transfer agent fees, franchise taxes, state and federal taxes, and other expenses. After becoming current in its reporting obligations, the Company plans to attempt to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating or development stage business which the Registrant may consider to have significant growth potential. As a result, the Company has filed certain disclosure documents with the Commission, including Annual Reports on Form 10-KSB for the years ended December 31, 1991, 1992, 1993, 1994, 1995, 1996 and 1997, and
Quarterly Reports on Form 10-QSB for the three month periods ended March 31, June 30, and September 30, 1992, 1993, 1994, 1995, 1996,
1997 and 1998. Since 1991, the Company has neither identified nor engaged in any commercial operations nor generated any revenues. To date, moreover, the Company has neither identified any Business Combination opportunity nor engaged in any definitive activities in connection with any such transaction or transactions.

  In late 1997, current management and others purchased approximately sixty-eight (68%) percent of the ownership interest of the Company, from the Company, for approximately $34,000 in cash and cash equivalent which the Company received as paid-in capital. At present those funds are supporting the Company's efforts at preparation and filing of its delinquent and current periodic reporting and other similar activities as described above. The Registrant anticipates that no additional capital infusions will be required prior to effectuating a Business Combination. Until such time as the Registrant effectuates a Business Combination, with the exception of certain other professional fees and costs for such a transaction, the Registrant expects that it will incur minimal operating costs.

  No officer or director of the Registrant is paid any compensation by the Registrant and presently, there are no arrangements or anticipated arrangements to compensate any officer or director in the near future. The Registrant expects that it will meet its cash requirements until such time as a Business Combination occurs.

                              PART II

                         OTHER INFORMATION


Item 1.  Legal Proceedings

  No legal proceedings are pending in which the registrant is a party.

Item 2.  Change in Securities

   Not Applicable

Item 3.  Defaults Upon Senior Securities

   Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

   Not Applicable

Item 5.  Other Information

    Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

   (a)   No reports on Form 8-K were filed during the period.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TELE-OPTICS, INC.
                                     Registrant


                                     BY:/s/John P. Little
Dated: June 30, 1999                    John P. Little,
                                        President & Director