Form 10QSB
period 1992-06-30
TELE OPTICS INC
filed 1999-07-08
CIK 813565

U.S. Securities and Exchange Commission

                      Washington, DC 20549

                          Form 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1992

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

                         TELE-OPTICS, INC.

                         Form 10-QSB Index
                          June 30, 1992



                                                         Page


Part I:   Financial Information

   Item 1.    Financial Statements.....................  3

   Balance Sheet Unaudited at June 30, 1992............  4

   Statements of Operations (Unaudited) for the
   Three Month Periods ended March 31, 1992
   and March 31, 1991 and the Six Month Periods
   Ended June 30, 1992 and June 30, 1991...............  5

   Statements of Cash Flow (Unaudited) for the
   Six Month Periods Ended June 30, 1992
   and June 30, 1991...................................  6

   Notes to Financial Statements.......................  7

   Item 2. Management's Discussion and Analysis
   or Plan of Operation ...............................  8

Part II:   Other Information

   Item 1.    Legal Proceedings .......................  9

   Item 2.    Changes in Securities....................  9

   Item 3.    Defaults Upon Senior Securities..........  9

   Item 4.    Submission of Matters to a Vote
              of Security Holders......................  9

   Item 5.    Other Information........................  9

   Item 6.    Exhibits and Reports on Form 8-K.........  9

Signatures.............................................  9

                            PART I
                     FINANCIAL INFORMATION


Item 1.  Financial Statements


                         TELE-OPTICS, INC.
                     CONDENSED BALANCE SHEETS
                          (UNAUDITED)

                            ASSETS

                                             June 30,           June 30,
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

                         TELE-OPTICS, INC.
                CONDENSED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                         Three Months Ended                     Six Months Ended
                                              June 30,                             June 30,
                                        1992           1991                 1992              1991
      Revenues:                         $     -        $      -             $      -          $     -
                                        -----------    ------------         ------------      -----------
Costs and Expenses:
   Loss on default of note                    -               -                  211,861            -
   Interest                                   -             24,413                 -              52,914
                                        -----------    ------------         ------------      -----------
Loss before
   discontinued operations                    -        (    24,413)          (   211,861)      (   52,914)

 Loss on discontinued
       operations                             -        (   675,020)                -          ( 1,089,146)
                                        -----------    ------------         ------------       -----------

      Net Loss                          $     -        $(  699,433)         $(   211,861)     $(1,142,060)
                                        ===========    ===========          ============      ===========
Income (loss) per share,
   continuing operations                $     -        $(      .02)         $(       .13)     $(      .03)

Loss per share ,
   discontinued operations                    -         (      .41)                -           (      .67)
                                        -----------    -----------          ------------      -----------

    Net loss per share                  $     -        $(      .43)         $(       .13)     $(      .70)
                                        ===========    ===========          ============      ===========
Average number of
    shares outstanding                    1,640,000      1,640,000             1,640,000        1,640,000
                                        ===========    ===========          ============      ===========



See notes to condensed financial statements.

                        TELE-OPTICS, INC.
                CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                          Six Months Ended
                                                       June 30,       June 30,
                                                         1992           1991
Cash provided (used) In:

Operating Activities                                 $( 199,363)      $(  256,524)

Investing Activities:

  Acquisition of property, plant and equipment             -           (   32,466)
  Advances to officers and employees                       -           (    3,613)
                                                     ----------       -----------
  Total Investing Activities                               -           (   36,079)
                                                     ----------       -----------
Financing Activities:

  Payments on notes payable and capital
    lease obligations                                      -           (  351,827)
                                                     ----------       -----------


Decrease in Cash                                    (   199,363)       (  644,430)

Cash balance, beginning                                 199,363           836,895
                                                     ----------       -----------
Cash balance, end                                    $     -          $   192,465
                                                     ==========       ===========


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



NOTE 2:   UNAUDITED FINANCIAL STATEMENTS

The financial statements as of June 30, 1992, and for the period ended June 30, 1992 and 1991, included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operations for the interim period are not necessarily indicative of results for the entire year. The accompanying financial statements are in condensed form and should be read in conjunction with the Company's annual report filed on Form 10KSB.

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