Form 10QSB
period 1992-09-30
TELE OPTICS INC
filed 1999-07-12
CIK 813565

U.S. Securities and Exchange Commission

                      Washington, DC 20549

                          Form 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1992

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

                         TELE-OPTICS, INC.

                         Form 10-QSB Index
                        September 30, 1992



                                                         Page


Part I:   Financial Information

   Item 1.    Financial Statements.....................  3

   Balance Sheet Unaudited at September 30, 1992.......  4

   Statements of Operations (Unaudited) for the
   Three Month Periods ended September 30, 1992
   and September 30, 1991 and the Nine Month
   Periods Ended September 30, 1992 and
   September 30, 1991..................................  5

   Statements of Cash Flow (Unaudited) for the
   Nine Month Periods Ended September 30, 1992
   and September 30, 1991..............................  6

   Notes to Financial Statements.......................  7

   Item 2. Management's Discussion and Analysis
   or Plan of Operation ...............................  8

Part II:   Other Information

   Item 1.    Legal Proceedings .......................  9

   Item 2.    Changes in Securities....................  9

   Item 3.    Defaults Upon Senior Securities..........  9

   Item 4.    Submission of Matters to a Vote
              of Security Holders......................  9

   Item 5.    Other Information........................  9

   Item 6.    Exhibits and Reports on Form 8-K.........  9

Signatures.............................................  9

                            PART I
                     FINANCIAL INFORMATION


Item 1.  Financial Statements

                        TELE-OPTICS, INC.
                     CONDENSED BALANCE SHEETS
                           (UNAUDITED)


                                                 September 30,    December 31,
                                                     1992             1991
                                                 -------------    ------------
                              ASSETS

Current Assets:
   Cash                                          $      39,248     $    199,363
                                                 -------------     ------------
Other Assets:
   Note receivable                                      -               211,861
   Deposits                                             -                 1,557
                                                 -------------     ------------

     Total Other Assets                                 -               213,418
                                                 -------------     ------------
                                                 $      39,248     $    412,781
                                                 =============     ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                              $         170     $    199,533
                                                 -------------     ------------
Shareholders' Equity:
   Common stock, par value, $.01 per
   share; authorized, 5,000,000 shares;
   issued, 1,690,000; outstanding,
   1,640,000 shares                                     16,400           16,400

   Additional paid-in capital                        1,863,042        1,863,042

   Retained earnings (deficit)                      (1,665,276)      (1,491,106)
                                                 -------------     ------------
                                                       214,166          388,336
   Less: Treasury stock,
   50,000 shares at cost                               175,088           175,088
                                                 -------------     ------------
                                                        39,078           213,248
                                                 -------------     ------------
                                                 $      39,078     $    412,781
                                                 =============     =============


See notes to condensed financial statements.

                        TELE-OPTICS, INC.
                CONDENSED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                            Three Months Ended                Nine Months Ended
                                              September 30,                     September 30,
                                        1992           1991                 1992              1991

Revenues:                               $    -         $    -               $     -           $    -
                                        -----------    ------------         ------------      -----------

Costs and Expenses:
  Selling & advertising                      40,993         -                     40,993           -
  Loss on default of note                    -              -                    211,861           -
  Interest                                   -               13,271               -                66,185
                                        -----------    ------------         ------------      -----------

Loss before income tax, extra-
 ordinary item and
 discontinued operations                (   40,993)    (     13,271)         (  252,854)       (   66,185)

Income tax (refund)                     (   78,684)         -                (   78,684)           -
                                        -----------    ------------         ------------      -----------

Income (loss) before extra-
 ordinary item and
 discontinued operations                    37,691     (    13,271)          (  174,170)       (   66,185)
Loss on discontinued
 operations                                   -        (   363,407)              -             (1,452,553)
                                        -----------    ------------         ------------      -----------

Income (loss) before
 extraordinary item                         37,691     (   376,678)          (  174,170)       (1,518,738)
Loss on sale of
 subsidiary                                   -        (   129,886)              -             (  129,886)
                                        -----------    ------------         ------------      -----------

Net income (loss)                       $    37,691    $( 506,564)          $(  174,170)      $(1,648,624)
                                        ===========    ===========          ===========       ===========
Income (loss) per share,
 continuing operations                  $       .02    $    ( .01)          $    ( .11)       $   (   .04)

Loss per share ,
 discontinued operations                     -              ( .22)               -                (   .89)

Loss per share,
 extraordinary item                          -              ( .08)               -                (   .08)
                                        -----------    ------------         ------------      -----------

Net loss per share                      $       .02    $    (  .31)         $     ( .11)      $   (  1.01)
                                        ===========    ============         ============      ===========
Average number of
 shares outstanding                       1,640,000      1,640,000             1,640,000        1,640,000
                                       ============    ===========          ============      ===========


See notes to condensed financial statements.

                        TELE-OPTICS, INC.
                CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                                     Nine Months Ended
                                                       September 30,
                                                    1992            1991
                                                ------------    ------------
Cash provided (used) In:

   Operating Activities                         $ ( 160,363)    $(  580,209)
                                                -----------     -----------
Investing Activities:

  Purchases of property, plant and equipment        -           (    38,932)
  Advances to officers and employees                -           (      5,122)
  Sale of Lenzar assets                             -              2,848,613
  Sale of Lenzar liabilities,
    net of elimination                              -             (1,664,672)
                                                -----------     ------------
  Total Investing Activities                        -              1,139,887
                                                -----------     ------------

Financing Activities:

 Payments on notes payable and capital
  lease obligations                                 -           (    357,598)
     Dividends paid                                 -           (    820,000)
                                                -----------     ------------

  Total Financing Activities                        -            ( 1,177,598)
                                                -----------     ------------

Decrease in Cash                                (   160,115)    (    617,920)

Cash balance, beginning                             199,363          836,895
                                                -----------     ------------
Cash balance, end                               $    39,248    $     218,975
                                                ===========    =============


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



NOTE 2:   UNAUDITED FINANCIAL STATEMENTS

     The financial statements as of September 30, 1992, and for the period ended September 30, 1992 and 1991, included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operations for the interim period are not necessarily indicative of results for the entire year. The accompanying financial statements are in condensed form and should be read in conjunction with the Company's annual report filed on Form 10KSB.

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