Form 10QSB
period 1993-09-30
TELE OPTICS INC
filed 1999-07-12
CIK 813565

U.S. Securities and Exchange Commission

                      Washington, DC 20549

                          Form 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1993

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

                         TELE-OPTICS, INC.

                         Form 10-QSB Index
                        September 30, 1993



                                                         Page


Part I:   Financial Information

   Item 1.    Financial Statements.....................  3

   Balance Sheet Unaudited at September 30, 1993.......  4

   Statements of Operations (Unaudited) for the
   Three Month Periods ended September 30, 1993
   and September 30, 1992 and the Nine Month
   Periods Ended September 30, 1993 and
   September 30, 1992..................................  5

   Statements of Cash Flow (Unaudited) for the
   Nine Month Periods Ended September 30, 1993
   and September 30, 1992..............................  6

   Notes to Financial Statements.......................  7

   Item 2. Management's Discussion and Analysis
   or Plan of Operation ...............................  8

Part II:   Other Information

   Item 1.    Legal Proceedings .......................  9

   Item 2.    Changes in Securities....................  9

   Item 3.    Defaults Upon Senior Securities..........  9

   Item 4.    Submission of Matters to a Vote
              of Security Holders......................  9

   Item 5.    Other Information........................  9

   Item 6.    Exhibits and Reports on Form 8-K.........  9
Signatures.............................................  9

                               PART I
                        FINANCIAL INFORMATION


Item 1.  Financial Statements

                            TELE-OPTICS, INC.
                        CONDENSED BALANCE SHEETS
                                (UNAUDITED)


                                                 September 30,    December 31,
                                                     1993             1992
                                                 -------------    ------------

                      ASSETS
Current Assets:
  Cash                                           $         20     $        187


         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                               $       170      $        170
                                                 -----------      ------------
Shareholders' Equity:

   Common stock, par value, $.01
   per share; authorized, 5,000,000
   shares; issued, 1,690,000; outstanding,
   1,640,000 shares                                  16,400             16,400

   Additional paid-in capital                     1,863,042          1,863,042

   Retained earnings (deficit)                   (1,704,509)        (1,704,337)
                                                 ----------         ----------
                                                    174,933            175,105

  Less: Treasury stock, 50,000
  shares at cost                                    175,088            175,088
                                                 ----------         ----------
  Total Shareholders' Equity (deficit)           (      150)                17
                                                 ----------         ----------
                                                 $       20         $      187
                                                 ==========         ==========



See notes to condensed financial statements.

                              TELE-OPTICS, INC.
                    CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                            Three Months Ended                Nine Months Ended
                                              September 30,                     September 30,
                                           1993           1992             1993              1992

Revenues:
     Miscellaneous                         $        50    $      -         $        175      $    -
                                           -----------    ------------     ------------      -----------

Costs and Expenses:
  Administrative                                    40          40,993              342           40,993
  Loss on default of note                       -                   -            -               211,861
                                           -----------    ------------     ------------      -----------

Total Costs and Expenses                            40          40,993              342          252,854
                                           -----------    ------------     ------------      -----------

Income (loss) before income tax                     10     (    40,993)     (       167)      (  252,854)

  Income tax (refund)                           -          (    78,684)          -            (   78,684)
                                           -----------    ------------     ------------      -----------

Net Loss                                   $        10    $     37,691     $(       167)     $( 174,170)
                                           ===========    ============     ============      ==========

Net loss per share                         $    -         $        .02     $     -           $(     .11)
                                           ===========    ============     ============      ==========
Average number of
 shares outstanding                          1,640,000       1,640,000        1,640,000       1,640,000
                                           ===========    ============     ============      ==========



See notes to condensed financial statements.

                            TELE-OPTICS, INC.
                  CONDENSED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                     Nine Months Ended
                                                       September 30,
                                                    1993            1992
                                                ------------    ------------

Cash provided (used) In:

Operating Activities                            $(      167)    $ ( 160,115)

Investing Activities:                                 -                -

Financing Activities:                                 -                -
                                                -----------      ----------

Decrease in Cash                                 (      167)     (  160,115)

Cash balance, beginning                                 187         199,363
                                                -----------      ----------
Cash balance, end                               $        20      $   39,248
                                                ===========      ==========

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



NOTE 2:    UNAUDITED FINANCIAL STATEMENTS

The financial statements as of September 30, 1993, and for the period ended September 30, 1993 and 1992, included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operations for the interim period are not necessarily indicative of results for the entire year. The accompanying financial statements are in condensed form and should be read in conjunction with the Company's annual report filed on Form 10KSB.

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