Form 10QSB
period 1994-09-30
TELE OPTICS INC
filed 1999-08-02
CIK 813565

U.S. Securities and Exchange Commission

                      Washington, DC 20549

                          Form 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1994

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

                        TELE-OPTICS, INC.

                        Form 10-QSB Index
                        September 30, 1994


                                                         Page


Part I:   Financial Information

   Item 1.    Financial Statements.....................  3

   Balance Sheet Unaudited at September 30, 1994.......  4

   Statements of Operations (Unaudited) for the
   Three Month Periods ended September 30, 1994
   and September 30, 1993 and the Nine Month
   Periods Ended September 30, 1994 and
   September 30, 1993..................................  5

   Statements of Cash Flow (Unaudited) for the
   Nine Month Periods Ended September 30, 1994
   and September 30, 1993..............................  6

   Notes to Financial Statements.......................  7

   Item 2. Management's Discussion and Analysis
   or Plan of Operation ...............................  8

Part II:   Other Information

   Item 1.    Legal Proceedings .......................  9

   Item 2.    Changes in Securities....................  9

   Item 3.    Defaults Upon Senior Securities..........  9

   Item 4.    Submission of Matters to a Vote
              of Security Holders......................  9

   Item 5.    Other Information........................  9

   Item 6.    Exhibits and Reports on Form 8-K.........  9

Signatures.............................................  9

                              PART I
                      FINANCIAL INFORMATION


Item 1.  Financial Statements

                        TELE-OPTICS, INC.
                     CONDENSED BALANCE SHEETS
                           (UNAUDITED)


                                                 September 30,    December 31,
                                                     1994             1993
                                                 -------------    ------------

                      ASSETS
                                                 $    -           $    -


         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities                                      $    -           $    -
                                                 -----------      ------------
Shareholders' Equity:

   Common stock, par value, $.01
   per share; authorized, 5,000,000
   shares; issued, 1,690,000; outstanding,
   1,640,000 shares                                  16,400             16,400

   Additional paid-in capital                     1,863,042          1,863,042

   Retained earnings (deficit)                   (1,704,354)        (1,704,354)
                                                 ----------         ----------
                                                    174,088            175,088

  Less: Treasury stock, 50,000
  shares at cost                                    175,088            175,088
                                                 ----------         ----------
  Total Shareholders' Equity (deficit)                -                  -
                                                 ----------         ----------
                                                 $    -             $    -
                                                 ==========         ==========



See notes to condensed financial statements.

                              TELE-OPTICS, INC.
                    CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                            Three Months Ended                Nine Months Ended
                                              September 30,                     September 30,
                                           1994           1993             1994              1993

Revenues:
     Miscellaneous                         $    -         $         50     $     -           $       175
                                           -----------    ------------     ------------      -----------
Costs and Expenses:
  Administrative                                -                   40           -                   342
                                           -----------    ------------     ------------      -----------

Net income (loss)                          $    -         $         40     $     -           $(     167)
                                           ===========    ============     ============      ==========

Net loss per share                         $    -         $     -          $     -          $     -
                                           ===========    ============     ============      ==========
Average number of
 shares outstanding                          1,640,000       1,640,000        1,640,000       1,640,000
                                           ===========    ============     ============      ==========



See notes to condensed financial statements.

                            TELE-OPTICS, INC.
                  CONDENSED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                     Nine Months Ended
                                                       September 30,
                                                    1994            1993
                                                ------------    ------------

Cash provided (used) In:

Operating Activities                            $     -         $ (     167)

Investing Activities:                                 -                -

Financing Activities:                                 -                -
                                                -----------      ----------

Decrease in Cash                                 (    -    )     (      167)

Cash balance, beginning                               -                 187
                                                -----------      ----------
Cash balance, end                               $     -          $       20
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