Form 10QSB
period 1996-06-30
TELE OPTICS INC
filed 1999-08-02
CIK 813565

U.S. Securities and Exchange Commission

                      Washington, DC 20549

                          Form 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

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

                        TELE-OPTICS, INC.

                        Form 10-QSB Index
                          June 30, 1996


                                                         Page


Part I:   Financial Information

   Item 1.    Financial Statements.....................  3

   Balance Sheet Unaudited at June 30, 1996............  4

   Statements of Operations (Unaudited) for the
   Three Month Periods ended June 30, 1996
   and June 30, 1995 and the Six Month Periods
   Ended June 30, 1996 and June 30, 1995...............  5

   Statements of Cash Flow (Unaudited) for the
   Three Month Periods Ended June 30, 1996
   and June 30, 1995...................................  6

   Notes to Financial Statements.......................  7

   Item 2. Management's Discussion and Analysis
   or Plan of Operation ...............................  8

Part II:   Other Information

   Item 1.    Legal Proceedings .......................  9

   Item 2.    Changes in Securities....................  9

   Item 3.    Defaults Upon Senior Securities..........  9

   Item 4.    Submission of Matters to a Vote
              of Security Holders......................  9

   Item 5.    Other Information........................  9

   Item 6.    Exhibits and Reports on Form 8-K.........  9

Signatures.............................................  9

                              PART I
                      FINANCIAL INFORMATION


Item 1.  Financial Statements

                        TELE-OPTICS, INC.
                     CONDENSED BALANCE SHEETS

                                                 June 30,         December 31,
                                                   1996               1995
                                                ___________       ____________
                                                (Unaudited)

                            ASSETS

                                                 $    -            $    -
                                                 ===========       ============


               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities                                      $    -           $    -
                                                 -----------      ------------

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

                        TELE-OPTICS, INC.
                CONDENSED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                         Three Months Ended                     Six Months Ended
                                              June 30,                             June 30,
                                        1996           1995                 1996              1995

Revenues                                $     -        $    -               $     -           $    -
                                        -----------    -----------          ------------      -----------

Costs and Expenses                            -             -                     -                -
                                        -----------    -----------         ------------      ------------
Net income (loss)                       $     -        $    -              $      -          $     -
                                        ===========    ===========         ============      ============

Income (loss) per share                 $     -        $    -               $     -           $    -
                                        ===========    ===========          ============      ===========

Average number of
 shares outstanding                       1,640,000      1,640,000             1,640,000        1,640,000
                                        ===========    ===========          ============      ===========


See notes to condensed financial statements.

                        TELE-OPTICS, INC.
                CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                                    Six Months Ended
                                                 June 30,           June 30,
                                                   1996               1995
                                                ___________       ____________

Cash provided (used) In:

   Operating Activities                         $    -           $      -

   Investing Activities:                             -                  -

   Financing Activities:                             -                  -
                                                ----------       -----------

    Decrease in Cash                                 -                  -

    Cash balance, beginning                          -                  -
                                                ----------       -----------
    Cash balance, end                           $    -           $      -
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