Form 10QSB
period 1996-09-30
TELE OPTICS INC
filed 1999-08-02
CIK 813565

U.S. Securities and Exchange Commission

                      Washington, DC 20549

                          Form 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

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

                        TELE-OPTICS, INC.

                        Form 10-QSB Index
                        September 30, 1996

                                                         Page


Part I:   Financial Information

   Item 1.    Financial Statements.....................  3

   Balance Sheet Unaudited at September 30, 1996.......  4

   Statements of Operations (Unaudited) for the
   Three Month Periods ended September 30, 1996
   and September 30, 1995 and the Nine Month
   Periods Ended September 30, 1996 and
   September 30, 1995..................................  5

   Statements of Cash Flow (Unaudited) for the
   Nine Month Periods Ended September 30, 1996
   and September 30, 1995..............................  6

   Notes to Financial Statements.......................  7

   Item 2. Management's Discussion and Analysis
   or Plan of Operation ...............................  8

Part II:   Other Information

   Item 1.    Legal Proceedings .......................  9

   Item 2.    Changes in Securities....................  9

   Item 3.    Defaults Upon Senior Securities..........  9

   Item 4.    Submission of Matters to a Vote
              of Security Holders......................  9

   Item 5.    Other Information........................  9

   Item 6.    Exhibits and Reports on Form 8-K.........  9

Signatures.............................................  9

                              PART I
                      FINANCIAL INFORMATION


Item 1.  Financial Statements


                        TELE-OPTICS, INC.
                     CONDENSED BALANCE SHEETS


                                                 September 30,    December 31,
                                                     1996             1995
                                                 -------------    ------------
                                                  (Unaudited)

                      ASSETS
                                                 $    -           $    -


         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities                                      $    -           $    -
                                                 -----------      ------------
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

                              TELE-OPTICS, INC.
                    CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                            Three Months Ended                Nine Months Ended
                                              September 30,                     September 30,
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

                            TELE-OPTICS, INC.
                  CONDENSED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                     Nine Months Ended
                                                       September 30,
                                                    1996            1995
                                                ------------    ------------

Cash provided (used) In:

Operating Activities                            $     -         $      -

Investing Activities:                                 -                -

Financing Activities:                                 -                -
                                                -----------      ----------

Increase (decrease) in Cash                           -                -

Cash balance, beginning                               -                -
                                                -----------      ----------
Cash balance, end                               $     -          $     -
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