Form 10QSB
period 1997-09-30
TELE OPTICS INC
filed 1999-08-30
CIK 813565

U.S. Securities and Exchange Commission

                      Washington, DC 20549

                          Form 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

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

                        TELE-OPTICS, INC.

                        Form 10-QSB Index
                        September 30, 1997

                                                         Page


Part I:   Financial Information

   Item 1.    Financial Statements.....................  3

   Balance Sheet Unaudited at September 30, 1997.......  4

   Statements of Operations (Unaudited) for the
   Three Month Periods ended September 30, 1997
   and September 30, 1996 and the Nine Month
   Periods Ended September 30, 1997 and
   September 30, 1996..................................  5

   Statements of Cash Flow (Unaudited) for the
   Nine Month Periods Ended September 30, 1997
   and September 30, 1996..............................  6

   Notes to Financial Statements.......................  7

   Item 2. Management's Discussion and Analysis
   or Plan of Operation ...............................  8

Part II:   Other Information

   Item 1.    Legal Proceedings .......................  9

   Item 2.    Changes in Securities....................  9

   Item 3.    Defaults Upon Senior Securities..........  9

   Item 4.    Submission of Matters to a Vote
              of Security Holders......................  9

   Item 5.    Other Information........................  9

   Item 6.    Exhibits and Reports on Form 8-K.........  9

Signatures.............................................  9

                              PART I
                      FINANCIAL INFORMATION


Item 1.  Financial Statements


                        TELE-OPTICS, INC.
                     CONDENSED BALANCE SHEETS


                                                 September 30,    December 31,
                                                     1997             1996
                                                 -------------    ------------
                                                  (Unaudited)

                      ASSETS
                                                 $    -           $    -


         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities                                      $    -           $    -
                                                 -----------      ------------
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

                              TELE-OPTICS, INC.
                    CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                            Three Months Ended                Nine Months Ended
                                              September 30,                     September 30,
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

                            TELE-OPTICS, INC.
                  CONDENSED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                     Nine Months Ended
                                                       September 30,
                                                    1997            1996
                                                ------------    ------------

Cash provided (used) In:

Operating Activities                            $     -         $      -

Investing Activities:                                 -                -

Financing Activities:                                 -                -
                                                -----------      ----------

Increase (decrease) in Cash                           -                -

Cash balance, beginning                               -                -
                                                -----------      ----------
Cash balance, end                               $     -          $     -
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


NOTE 2:   UNAUDITED FINANCIAL STATEMENTS

     The financial statements as of September 30, 1997, and for the period ended September 30, 1997 and 1996, included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operations for the interim period are not necessarily indicative of results for the entire year. The accompanying financial statements are in condensed form and should be read in conjunction with the Company's annual report filed on Form 10KSB.

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