Form 10QSB
period 1998-03-31
TELE OPTICS INC
filed 1999-08-30
CIK 813565

U.S. Securities and Exchange Commission

                      Washington, DC 20549

                          Form 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31,1998

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

                         TELE-OPTICS, INC.

                        Form 10-QSB Index
                          March 31, 1998



                                                         Page


Part I:   Financial Information

   Item 1.    Financial Statements.....................  3

   Balance Sheet Unaudited at March 31, 1998...........  4

   Statements of Operations (Unaudited) for the
   Three Month Periods ended March 31, 1998
   and March 31, 1997..................................  5

   Statements of Cash Flow (Unaudited) for the
   Three Month Periods Ended March 31, 1998
   and March 31, 1997..................................  6

   Notes to Financial Statements.......................  7

   Item 2. Management's Discussion and Analysis
   or Plan of Operation ...............................  8

Part II:   Other Information

   Item 1.    Legal Proceedings .......................  9

   Item 2.    Changes in Securities....................  9

   Item 3.    Defaults Upon Senior Securities..........  9

   Item 4.    Submission of Matters to a Vote
              of Security Holders......................  9

   Item 5.    Other Information........................  9

   Item 6.    Exhibits and Reports on Form 8-K.........  9

Signatures.............................................  9

                              PART I
                      FINANCIAL INFORMATION


Item 1.  Financial Statements


                        TELE-OPTICS, INC.
                     CONDENSED BALANCE SHEETS


                                                    March 31,      December 31,
                                                      1998            1997
                                                 -------------    ------------
                                                  (Unaudited)

                              ASSETS

                                                 $     32,000     $     34,000
                                                 ============     ============


               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities                                      $      3,000     $      3,000
                                                 ------------     ------------
Shareholders' Equity:

   Common stock, par value, $.01
   per share; authorized, 5,000,000
   shares; issued, 4,790,000; outstanding,
   4,790,000 shares                                  47,400             47,400

   Additional paid-in capital                     1,863,042          1,863,042

   Retained earnings (deficit)                   (1,704,354)        (1,704,354)
                                                 ----------         ----------
                                                    204,088            206,088

  Less: Treasury stock, 50,000
  shares at cost                                    175,088            175,088
                                                 ----------         ----------
  Total Shareholders' Equity                         29,000             31,000
                                                 ----------         ----------
                                                 $   32,000         $   34,000
                                                 ==========         ==========



See notes to condensed financial statements.

                        TELE-OPTICS, INC.
                CONDENSED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                                      Three Months Ended
                                                            March 31,
                                                      1998            1997
                                                 -------------    ------------

Revenues                                         $      -         $      -
                                                 -----------      ------------

Costs and Expenses                                     2,000             -
                                                 -----------      ------------
Net income (loss)                                $    (2,000)     $      -
                                                 ===========      ============

Net income (loss) per share                      $      -         $      -
                                                 ===========      ============

Average number of shares outstanding              4,740,000          1,640,000
                                                ===========       ============


See notes to condensed financial statements.

                        TELE-OPTICS, INC.
                CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                        Three Months Ended
                                                    March 31,       March 31,
                                                      1998            1997
                                                 -------------    ------------

Cash provided (used) In:

   Operating Activities                           $  (  2,000)    $     -

   Investing Activities:                                 -              -

   Financing Activities:                                 -              -
                                                 ------------    ------------

   Decrease in Cash                                   ( 2,000)          -

   Cash balance, beginning                             34,000           -
                                                 ------------    ------------
   Cash balance, end                             $     32,000    $      -
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



NOTE 2:   UNAUDITED FINANCIAL STATEMENTS

     The financial statements as of March 31, 1998, and for the period ended March 31, 1998 and 1997, included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operations for the interim period are not necessarily indicative of results for the entire year. The accompanying financial statements are in condensed form and should be read in conjunction with the Company's annual report filed on Form 10KSB.

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