Form 10QSB
period 1998-06-30
TELE OPTICS INC
filed 1999-08-30
CIK 813565

U.S. Securities and Exchange Commission

                      Washington, DC 20549

                          Form 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

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

                        TELE-OPTICS, INC.

                        Form 10-QSB Index
                          June 30, 1998


                                                         Page


Part I:   Financial Information

   Item 1.    Financial Statements.....................  3

   Balance Sheet Unaudited at June 30, 1998............  4

   Statements of Operations (Unaudited) for the
   Three Month Periods ended June 30, 1998
   and June 30, 1997 and the Six Month Periods
   Ended June 30, 1998 and June 30, 1997...............  5

   Statements of Cash Flow (Unaudited) for the
   Three Month Periods Ended June 30, 1998
   and June 30, 1997...................................  6

   Notes to Financial Statements.......................  7

   Item 2. Management's Discussion and Analysis
   or Plan of Operation ...............................  8

Part II:   Other Information

   Item 1.    Legal Proceedings .......................  9

   Item 2.    Changes in Securities....................  9

   Item 3.    Defaults Upon Senior Securities..........  9

   Item 4.    Submission of Matters to a Vote
              of Security Holders......................  9

   Item 5.    Other Information........................  9

   Item 6.    Exhibits and Reports on Form 8-K.........  9

Signatures.............................................  9

                              PART I
                      FINANCIAL INFORMATION


Item 1.  Financial Statements

                        TELE-OPTICS, INC.
                     CONDENSED BALANCE SHEETS

                                                 June 30,         December 31,
                                                   1998               1997
                                                ___________       ____________
                                                (Unaudited)

                            ASSETS
Current Assets:
  Cash, escrow                                   $    28,985       $     34,000
                                                 ===========       ============


               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Escrow advance                                 $    -           $      3,000
                                                 -----------       ------------

Shareholders' Equity:

   Common stock, par value, $.01
   per share; authorized, 5,000,000
   shares; issued, 4,790,000; outstanding,
   4,790,000 shares                                  47,400             47,400

   Additional paid-in capital                     1,863,042          1,863,042

   Retained earnings (deficit)                   (1,712,369)        (1,704,354)
                                                 ----------         ----------
                                                    204,073            206,088

  Less: Treasury stock, 50,000
  shares at cost                                    175,088            175,088
                                                 ----------         ----------
  Total Shareholders' Equity                         28,985             31,000
                                                 ----------         ----------
                                                 $   28,985         $   34,000
                                                 ==========         ==========



See notes to condensed financial statements.

                        TELE-OPTICS, INC.
                CONDENSED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                         Three Months Ended                     Six Months Ended
                                              June 30,                             June 30,
                                        1998           1997                 1998              1997

Revenues                                $     -        $    -               $     -           $    -
                                        -----------    -----------          ------------      -----------

Costs and Expenses:
  Administrative                                 15         -                      2,015           -
                                        -----------    -----------          ------------      ------------
Net income (loss)                       $(       15)   $    -               $(     2,015)     $    -
                                        ===========    ===========          ============      ============

Income (loss) per share                 $     -        $    -               $     -           $    -
                                        ===========    ===========          ============      ===========

Average number of
 shares outstanding                       4,740,000      1,640,000             4,740,000        1,640,000
                                        ===========    ===========          ============      ===========


See notes to condensed financial statements.

                        TELE-OPTICS, INC.
                CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                                    Six Months Ended
                                                 June 30,           June 30,
                                                   1998               1997
                                                ___________       ____________

Cash Flows From:

   Operating Activities                         $(   2,015)      $      -

   Investing Activities                              -                  -

   Financing Activities                          (   3,000)             -
                                                ----------       -----------

    Decrease in Cash                             (   5,015)             -

    Cash balance, beginning                         34,000              -
                                                ----------       -----------
    Cash balance, end                           $   28,985       $      -
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



NOTE 2:   UNAUDITED FINANCIAL STATEMENTS

     The financial statements as of June 30, 1998, and for the period ended June 30, 1998 and 1997, included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operations for the interim period are not necessarily indicative of results for the entire year. The accompanying financial statements are in condensed form and should be read in conjunction with the Company's annual report filed on Form 10KSB.

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