Form 10QSB
period 1998-09-30
TELE OPTICS INC
filed 1999-08-30
CIK 813565

U.S. Securities and Exchange Commission

                      Washington, DC 20549

                          Form 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

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

                        TELE-OPTICS, INC.

                        Form 10-QSB Index
                        September 30, 1998

                                                         Page


Part I:   Financial Information

   Item 1.    Financial Statements.....................  3

   Balance Sheet Unaudited at September 30, 1998.......  4

   Statements of Operations (Unaudited) for the
   Three Month Periods ended September 30, 1998
   and September 30, 1997 and the Nine Month
   Periods Ended September 30, 1998 and
   September 30, 1997..................................  5

   Statements of Cash Flow (Unaudited) for the
   Nine Month Periods Ended September 30, 1998
   and September 30, 1997..............................  6

   Notes to Financial Statements.......................  7

   Item 2. Management's Discussion and Analysis
   or Plan of Operation ...............................  9

Part II:   Other Information

   Item 1.    Legal Proceedings .......................  10

   Item 2.    Changes in Securities....................  10

   Item 3.    Defaults Upon Senior Securities..........  10

   Item 4.    Submission of Matters to a Vote
              of Security Holders......................  10

   Item 5.    Other Information........................  10

   Item 6.    Exhibits and Reports on Form 8-K.........  10

Signatures.............................................  11

                              PART I
                      FINANCIAL INFORMATION


Item 1.  Financial Statements


                        TELE-OPTICS, INC.
                     CONDENSED BALANCE SHEETS


                                                 September 30,    December 31,
                                                     1998             1997
                                                 -------------    ------------
                                                  (Unaudited)

                      ASSETS

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

                              TELE-OPTICS, INC.
                    CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                            Three Months Ended                Nine Months Ended
                                              September 30,                     September 30,
                                           1998           1997             1998              1997

Revenues                                   $    -         $    -           $     -           $    -
                                           -----------    ------------     ------------      -----------
Costs and Expenses:
  Administrative                                -              -                  2,015           -
                                           -----------    ------------     ------------      -----------

Net income (loss)                          $    -         $    -           $(     2,015)     $    -
                                           ===========    ============     ============      ==========

Net loss per share                         $    -         $     -          $     -          $     -
                                           ===========    ============     ============      ==========
Average number of
 shares outstanding                          4,740,000       1,640,000        4,740,000       1,640,000
                                           ===========    ============     ============      ==========



See notes to condensed financial statements.

                            TELE-OPTICS, INC.
                  CONDENSED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                     Nine Months Ended
                                                       September 30,
                                                    1998            1997
                                                ------------    ------------

Cash provided (used) In:

Operating Activities                            $(    2,015)    $      -

Investing Activities                                  -                -

Financing Activities                             (    3,000)           -
                                                -----------      ----------

Increase (decrease) in Cash                      (    5,015)           -

Cash balance, beginning                              34,000            -
                                                -----------      ----------
Cash balance, end                               $    28,985      $     -
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

                        TELE-OPTICS, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE 3:   COMMON STOCK - CANCELLATION OF SHARES

     The financial statements report an effective cancellation of 203,219 of the Company's common stock which represented security on a note receivable issued to the Company in May, 1992. The note matured in May, 1997 and was dishonored at presentation; accordingly, the Company canceled the respective shares.

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