Form 10KSB
period 1998-12-31
TELE OPTICS INC
filed 1999-10-04
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-KSB

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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


                               None
       (Former Name, Former Address and former Fiscal Year, if changed since last report)

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

The aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing sales price for the common stock of $-0- per share on August 15, 1999 was $-0-.

             APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

As of August 15, 1999, there were 4,740,000 shares issued of which total 4,740,000 were outstanding.

                        TELE-OPTICS, INC.



                        TABLE OF CONTENTS


                                                           Page

PART I

Item 1.  Business.......................................    3

Item 2.  Properties.....................................    5

Item 3.  Legal Proceedings..............................    5

Item 4.  Submission of Matters to a
             Vote of Security Holders...................    5

PART II

Item 5.  Market for Company's Common Equity
             And Related Stockholder Matters............    6

Item 6.  Management's Discussion and
             Analysis or Plan of Operations.............    7

Item 7.  Financial Statements and Supplementary Data....    9

Item 8.  Change in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure...................   18

PART III

Item 9.  Directors, Executive Officers, Promoters
             and Control Persons; Compliance with
             Section 16(a) of the Exchange Act..........   19

Item 10. Executive Compensation.........................   20

Item 11. Security Ownership of Certain
              Beneficial Owners and Management..........   21

Item 12. Certain Relationships and Related Transactions..  23

Item 13. Exhibits, Financial Statement
              Schedules and Reports on Form 8-K..........  24

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

On November 21, 1997, (the "Closing Date"), new investors, including the Company's current management (the "Buyers"), completed the purchase of an aggregate of 3,100,000 shares of the Company's Common Stock (the "Purchased Shares"), representing approximately sixty-two (62%) percent of the Company's issued and outstanding Common Stock as of the Closing Date. The Purchased Shares were acquired from the authorized but previously unissued shares of the Company's Common Stock. As part of the aggregate purchase price for the Purchased Shares, the Buyers agreed to pay certain obligations of the Company, including certain past due and current accounting and legal fees, stock transfer agent fees, franchise taxes, state and federal taxes, and other expenses incurred or to be incurred in connection with bringing the Company current with respect to reporting obligations under the 1934 Act. As a result, the Company has filed certain disclosure documents with the Commission, including Annual Reports on Form 10-KSB for the years ended December 31, 1991, 1992, 1993, 1994, 1995, 1996,
1997 and 1998, and Quarterly Reports on Form 10-QSB for the three month periods ended March 31, June 30, and September 30, 1992, 1993, 1994, 1995, 1996, 1997 and 1998. Simultaneously with the acquisition of the Purchased Shares, an additional 300,000 shares of the Company's Common stock was acquired by a member of the law firm which represented the Company in connection with the transaction. See "Financial Statements".

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


ITEM 3.  LEGAL PROCEEDINGS

During the period between the fourth quarter of the fiscal year ended December 31, 1998 and the present, the Company was not party to any litigation. To the knowledge of management, no litigation is currently threatened.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                             PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The Company's Common Stock commenced trading in the over-the-counter market during 1987. The last quotation for the Company's Common Stock, which management is aware of, appeared on Nasdaq on October 7, 1991. The Company is currently unaware of any trading market for its Common Stock. The following table sets for the range of high and low bid quotations for the Company's Common Stock forth the period indicated as reported by Nasdaq during the two years prior to October 7, 1991. The below quotations represent prices between dealers and do not include retail mark-up, mark-down or commission. The quotations do not necessarily represent actual transactions.


   Fiscal Period                               High Bid   Low Bid
   1989:
   First Quarter...........................     $ 3.25    $ 2.00
   Second Quarter..........................       3.75      1.875
   Third Quarter...........................       2.125     1.625
   Fourth Quarter..........................       2.00      1.25

   1990:
   First Quarter...........................     $ 1.875   $ 1.125
   Second Quarter..........................       1.875     0.8125
   Third Quarter...........................       0.875     0.3125
   Fourth Quarter..........................       0.375     0.025

   1991:
   First Quarter...........................     $ 0.625    $ 0.25
   Second Quarter..........................       0.6875     0.50
   Third Quarter...........................       0.5625     0.34375
   Fourth Quarter
     (through October 7, 1991).............       0.0625     0.03125



To the best of the Company's knowledge the last available quotations for its Common stock appeared in the Nasdaq System on October 7, 1991. High and low bid prices were 1/16 and 1/32 respectively, on that date.

As of August 15, 1999, there were approximately 251 record holders of the Company's outstanding Common Stock. Since additional shares of the Company's Common Stock are held for stockholders at brokerage firms and/or clearing houses, the Company was unable to determine the precise number of beneficial owners of its Common Stock as of August 15, 1999.

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

During 1998, the Company commenced preparation of all past due Annual Reports on Form 10-KSB and Quarterly Reports on Form 10-QSB, which it was required to file under the 1934 Act. Prior to 1992, the last Annual Report filed by the Company with the Commission was an amended Annual Report for the fiscal year ended December 31, 1990. The December 31, 1990 Amended Annual Report was filed with the Commission on or about August 15, 1991. Prior to 1998, the last Quarterly Report on Form 10-Q filed by the Company with the Commission was a Quarterly Report for the period ended September 30, 1991. The September 30, 1991 Quarterly Report was filed with the Commission on or about December 9, 1991. In order to render itself current with its reporting obligations under the 1934 Act, the Company has prepared and filed with the Commission Annual Reports on Form 10-KSB for the years ended December 31, 1991, 1992, 1993, 1994, 1995, 1996 and 1997, and Quarterly Reports on Form 10-QSB for the quarterly periods ended March 31, June 30, and September 30, 1992, 1993, 1994, 1995, 1996 and 1997. The Company
has completed and filed with the Commission audited financial statements prepared in accordance with general accepted accounting principles for the fiscal periods ended December 31, 1993, 1994, 1995, 1996, and 1997.

In 1991, the Company sold its only operating assets realizing a loss of approximately $1,655,000. The Company has not engaged in any business activities since and has written off all material assets which it had on its books at December 31, 1991. At December 31, 1998, the only asset which the Company possessed was approximately $28,145 after expenses which was paid in cash by the Buyers in exchange for the issuance of 3,100,000 new shares of Common Stock. The Company is utilizing the funds received from the Buyers to bring the Company current in its reporting obligation under the 1934 Act and to pay certain obligations of the Company, including certain past due and current accounting and legal fees, stock transfer fees, franchise taxes, state and federal taxes, and other expenses, to operate and maintain the Company, to continue to fulfill the Company's reporting obligations, and to attempt to seek out a suitable business opportunity. As a result of the Company's limited assets and the potential for other presently unforeseeable obstacles, there can be no assurance that the Company will be successful in this effort. See "Business".

Financial Condition

At December 31, 1998, the Company had current assets and total assets of $28,145 as compared to current assets and total assets of $34,000 at December 31, 1997; no liabilities, as compared to total liabilities of $3,000 at December 31, 1997 and a net worth of $28,145, as compared to a net worth of $31,000 at December 31, 1997. The decrease in net worth was the result of accounts payable generated by the Registrant's effort in connection with bringing the Company current in its periodic filings. See "Business" and notes to "Financial Statements".


Liquidity

Since the Company's operating expenses, in management's opinion, will be minimal during the Company's 1999 fiscal year and until the Company is able to engage in meaningful operations, the Company does not now anticipate a significant liquidity deficiency. It is anticipated that the Company's current management and others will fund the Company's operations, if required, by loans and/or further contributions of capital. The Company has no present commitment that is likely to result in its liquidity increasing or decreasing in any material way. In addition, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.


Capital Resources

The Company has no material commitments for capital expenditures.
The Company knows of no material trends, favorable or unfavorable, in the Registrant's capital resources. The Company has no outstanding credit lines or credit commitments in place and has no current need for financial credit.


Results of Operations

The Company has not had any operations whatsoever since 1991. The Company had no revenues for the fiscal year ended December 31, 1998. During the fiscal year ended December 31, 1998, the Company incurred expenses in the amount of $2,855 in connection with its efforts to bring the Company current in its periodic reporting. During 1998 the Company did not engage in any meaningful operations.

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

ITEM 7.  FINANCIAL STATEMENTS

                   INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Tele-Optics, Inc.
Boca Raton, Florida

We have audited the accompanying balance sheet of Tele-Optics, Inc., as of December 31, 1998 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tele-Optics, Inc., as of December 31, 1998, and the results of operations shareholders' equity and its cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

As discussed in Note 5, as of December 31, 1998, the Company had disposed of its operating subsidiary, Lenzar Optics Corp. in 1991, and rescinded a subsequent acquisition with Fantasia Homes, Inc in 1992. Accordingly, the Company effectively had no assets or business operations since 1992. These factors raise substantial doubt as to the company's ability to continue as a going concern unless management can acquire a profitable operation and develop the necessary cash flows to meet financial obligations as they become due.



                              Wlosek & Braverman, L.L.C.
                              Certified Public Accountants

Clifton, New Jersey
June 22, 1999

                        TELE-OPTICS, INC.
                          BALANCE SHEET
                     AS OF DECEMBER 31, 1998


                   ASSETS



Current assets:

     Cash                                     $      28,145
                                              =============


      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
                                              $        -
                                              -------------
Shareholders' Equity:
  Common stock, par value,
  $.01 per share; authorized,
  5,000,000 shares; issued,
  4,790,000 outstanding,
  4,740,000 shares                                   47,400

   Additional paid-in capital                     1,863,042
   Retained earnings (deficit)                   (1,707,209)
                                              -------------
                                                    203,233

   Less: Treasury stock,
     50,000 shares at cost                          175,088
                                              -------------
          Total Shareholders' Equity                 28,145
                                              -------------
                                              $      28,145
                                              =============


See notes to financial statements.

                        TELE-OPTICS, INC.
                     STATEMENT OF OPERATIONS


                                            For the Years Ended
                                                 December 31,
                                           1998              1997
                                        ------------      -------------

Revenues:                               $          -      $           -

Costs and Expenses:                            2,855                  -
                                        ------------      -------------

Net income (loss)                       $(     2,855)     $           -
                                        ============      =============

Net income (loss) per share             $          -      $           -
                                        ============      =============

Average number of shares
  outstanding                              4,740,000          2,156,667
                                        ============      =============





See notes to financial statements.

                                     TELE-OPTICS, INC.
                             STATEMENT OF SHAREHOLDERS' EQUITY


                                                                 Additional    Retained       Treasury
                                         Common Stock            Paid-in       Earnings       Stock
                                     # of Shares   Amount        Capital       ( Deficit)     50,000 Shares   Total
Balance at January 1, 1997           1,640,000     $   16,400    $1,863,042    $(1,704,354)   $( 175,088)     $    -

Issuance of 3,100,000 shares of
 common stock at $.01 per share      3,100,000         31,000                                                    31,000

Income (loss) for the year ended
 December 31, 1997                                                                  -                              -
                                     ---------     ----------    ----------    -----------    ----------      ---------
Balance at December 31, 1997         4,740,000         47,400     1,863,042     (1,704,354)    ( 175,088)        31,000
Net loss for the year ended
 December 31, 1998                                                              (    2,855)                   (   2,855)
                                     ---------     ----------    ----------    -----------    ----------      ---------
Balance at December 31, 1998         4,740,000     $   47,400    $1,863,042    $(1,707,209)   $( 175,088)     $  28,145
                                     =========     ==========    ==========    ===========    ==========


See notes to financial statements.

                        TELE-OPTICS, INC.
                     STATEMENT OF CASH FLOWS


                                                 Years Ended
                                        December 31,      December 31,
                                            1998             1997
                                        ------------      -------------

Cash Flows from:

Operating Activities:

     Cash paid to suppliers             $(     2,855)     $      -
                                        ------------      -------------

Investing Activities:                         -                  -
                                        ------------      -------------

Financing Activities:
  Escrow advance (repayment)             (     3,000)             3,000
  Proceeds on sale of common stock            -                  31,000
                                        ------------      -------------
       Total Financing Activities        (     3,000)            34,000
                                        ------------      -------------

Increase (Decrease) in Cash              (     5,855)            34,000

Cash balance, beginning                       34,000             -
                                        ------------      -------------

Cash balance, end                       $     28,145      $      34,000
                                        ============      =============

Reconciliation of net income
  (loss) to cash flows from
  operating activities:

Net income (loss)                       $(     2,855)     $     -

Cash flows from operating
  activities                            $(     2,855)     $     -
                                        ============      =============



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


          Treasury Stock:

          In November, 1988, the Company purchased 50,000 of its
          $.01 par value common stock in the open market at an aggregate cost of $175,088.


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


NOTE 5:   GOING CONCERN UNCERTAINTY

          As of December 31, 1991, the Company had disposed of its wholly-owned operating subsidiary, Lenzar Optics Corp. and, subsequently, in 1992, rescinded the acquisition of Fantasia Homes, Inc., (see Note 2). Thus, the Company effectively had no operations and was seeking a merger or acquisition partner for future operations. Further, as of December 31, 1998 and 1997, the Company had no material assets or shareholders' equity. These factors raise substantial doubt as to the Company's ability to continue as a going concern unless management can acquire a profitable operation and develop the necessary cash flow to meet financial obligations as they become due. Presently, management is attempting to fulfill these objectives by bringing the Company into compliance with the filing requirements of the Securities and Exchange Commission.

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

In connection with the audit of the Registrant's financial statements for the fiscal years ended December 31, 1993, 1994, 1995, 1996, 1997 and 1998, there were no disagreements, disputes, or differences of opinion with Wlosek & Braverman on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Wlosek & Braverman would have caused Wlosek & Braverman to make reference to the matter in its report. In all instances, however, in light of the Company's lack of commercial operations, the auditor's report raises substantial doubt about the Company's ability to continue as a going concern.

                             PART III


Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

The directors and executive officers of the Company as of the date of this report are as follows:


Name                      Age          Position

John P. Little            58           President and Director

Bert L. Gusrae            63           Vice President and Director

David A. Carter           49           Secretary/Treasurer and
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


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports and changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended December 31, 1998 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended December 31, 1998, it has been determined that no Reporting Persons were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act.


Item 10.  EXECUTIVE COMPENSATION

The following table sets forth summary compensation information with respect to compensation paid by the Company to the Chief Executive Officer of the Company ("CEO") and the Company's four most highly compensated executive officers other than the CEO, who were serving as executive officers during the Company's fiscal years ended December 31, 1992; and December 31, 1993 through 1997; and December 31, 1998.

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
  President

__________________________________________


(1) In addition to compensation, during the period extending from December 31, 1990 through December 31, 1997, Mr. Little was reimbursed by the Registrant for out-of-pocket expenses in the aggregate amount of $7,347.



The following table sets forth summary compensation information with respect to compensation paid by the Company to the Chief Executive Officer of the Company ("CEO") and to the Company's four most highly compensated executive officers other than the CEO, who served as executive officers during the Company's fiscal years ended December 31, 1993 through December 31, 1997.


             SUMMARY COMPENSATION TABLE - (1993 through 1997)


                                          Annual Compensation                      Long Term Compensation
                                  -------------------------------   -----------------------------------------------------
                                                                         Awards                          Payments
                                                                   -----------------------       ------------------------
                                                               Restricted Securities
Name of Individual                                  Other Annual   Stock        Underlying/      LTIP        All Other
and Principal Position    Year    Salary    Bonus   Compensation   Award(s)     Options/SARs     Payouts     Compensation

John P, Little            1993 -
  President               1997      -0-      -0-         -0-         -0-            -0-             -0-         -0-

Bert L. Gusrae
  Vice President          1997      -0-      -0-         -0-         -0-            -0-             -0-         -0-

David A. Carter
  Secretary/Treasurer     1997      -0-      -0-         -0-         -0-            -0-             -0-         -0-

__________________________________________


The following table sets forth summary compensation information with respect to compensation paid by the Company to the Chief Executive Officer of the Company ("CEO") and the Company's four most highly compensated executive officers other than the CEO, who were serving as executive officers during the Company's fiscal year ended December 31, 1998.

                    SUMMARY COMPENSATION TABLE - (1998)

                                          Annual Compensation                      Long Term Compensation
                                  -------------------------------   -----------------------------------------------------
                                                                         Awards                          Payments
                                                                   -----------------------       ------------------------
                                                               Restricted Securities
Name of Individual                                  Other Annual   Stock        Underlying/      LTIP        All Other
and Principal Position    Year    Salary    Bonus   Compensation   Award(s)     Options/SARs     Payouts     Compensation

John P, Little
  President               1998    $ -0-     $ -0-    $ -0-           -0-            -0-            -0-          -0-

Bert L. Gusrae
  Vice President          1998    $ -0-     $ -0-    $ -0-           -0-            -0-            -0-          -0-

David A. Carter
  Secretary/Treasurer     1998    $ -0-     $ -0-    $ -0-           -0-            -0-            -0-          -0-



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth, as of the date of this report, certain information concerning beneficial ownership of the Company's Common Stock by (i) each person known to the Company to own 5% or more of the Company's outstanding Common Stock, (ii) all directors of the Company and (iii) all directors and officers of the Company as a group:

                               Shares
Name and Address               Beneficially                 Percent of
of Beneficial Owner            Owned (1)                    Class

David A. Carter                750,000                      15.8%
21218 St. Andrews Blvd.
Suite 642
Boca Raton, Florida 33431

Bert L. Gusrae                 750,000                      15.8%
21218 St. Andrews Blvd.
Suite 642
Boca Raton, Florida 33431


Contd...


                               Shares
Name and Address               Beneficially                 Percent of
of Beneficial Owner            Owned (1)                    Class


Alicia M. LaSala               750,000                      15.8%
6674 Serena Lane
Boca Raton, Florida 33433

MIV, Inc.(2)(3)                550,000                      11.6%
600 Sandtree Drive
Suite 206-A
Palm Beach Gardens, FL 33403

Austral Financial
Services, Inc.(2)(3)           400,310                       8.4%
600 Sandtree Drive
Suite 206-A
Palm Beach Gardens, FL 33403

Leonard Marshall               300,000                       6.3%
21756 Marigot Drive
Boca Raton, Florida 33436

Eugene M. Kennedy              300,000                       6.3%
517 S.W. 1st Avenue
Ft. Lauderdale, FL 33301

All Directors and Executive
 Officers as a Group
 (3 persons)                  3,200,310                     64.5%
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

On November 21, 1997, (the "Closing Date"), new investors, including the Company's current management (the "Buyers"), completed the purchase of an aggregate of 3,100,000 shares of the Company's Common Stock (the "Purchased Shares"), representing approximately sixty-two (62%) percent of the Company's issued and outstanding Common Stock as of the Closing Date. The Purchased Shares were acquired from the authorized but previously unissued shares of the Company's Common Stock. As part of the aggregate purchase price for the Purchased Shares, the Buyers agreed to pay certain obligations of the Company, including certain past due and current accounting and legal fees, stock transfer agent fees, franchise taxes, state and federal taxes, and other expenses incurred or to be incurred in connection with bringing the Company current with respect to reporting obligations under the 1934 Act. As a result, the Company has filed certain disclosure documents with the Commission, including Annual Reports on Form 10-KSB for the years ended December 31, 1991, 1992, 1993, 1994, 1995, 1996 and
1997, and Quarterly Reports on Form 10-QSB for the three month periods ended March 31, June 30, and September 30, 1992, 1993, 1994, 1995, 1996, 1997 and 1998. Simultaneously with the acquisition of the Purchased Shares, an additional 300,000 shares of the Company's Common stock was acquired by a member of the law firm which represented the Company in connection with the transaction. See "Financial Statements".

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


(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 1998.

                       SIGNATURES


In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TELE-OPTICS, INC.



Dated: August 30, 1999           By:/s/John P. Little
                                  John P. Little,
                                  President and Director



In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature               Capacity                      Date


/s/John P. Little       President and Director        August 30, 1999
John P. Little


/s/Bert L. Gusrae       Vice President and            August 30, 1999
Bert L. Gusrae          Director


/s/David A. Carter      Secretary/Treasurer and       August 30, 1999
David A. Carter         Director