Form 10QSB
period 1999-03-31
TELE OPTICS INC
filed 1999-10-14
CIK 813565

U.S. Securities and Exchange Commission

                      Washington, DC 20549

                          Form 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31,1999

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On September 30, 1999, there were 4,740,000 shares of the Registrant's Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one);
Yes __    No _X__

                        TELE-OPTICS, INC.

                        Form 10-QSB Index
                          March 31, 1999

                                                                          Page
Part I:   Financial Information

   Item 1.    Financial Statements........................................  3

   Balance Sheet at June 30, 1999 (Unaudited)
   and December 31, 1998..................................................  4

   Statements of Operations (Unaudited) for the
   Three Month Periods ended June 30, 1999
   and June 30, 1998 and the Six Month Periods
   Ended June 30, 1999 and June 30, 1998..................................  5

   Statements of Cash Flow (Unaudited) for the
   Three Month Periods Ended June 30, 1999
   and June 30, 1998......................................................  6

   Notes to Financial Statements..........................................  7

Item 2.   Management's Discussion and Analysis
          or Plan of Operation ...........................................  8

Part II:  Other Information

Item 1.   Legal Proceedings ..............................................  9

Item 2.   Changes in Securities...........................................  9

Item 3.   Defaults Upon Senior Securities.................................  9

Item 4.   Submission of Matters to a Vote
          of Security Holders.............................................  9

Item 5.   Other Information...............................................  9

Item 6.   Exhibits and Reports on Form 8-K................................  9

Signatures................................................................  9

                              PART I
                      FINANCIAL INFORMATION

Item 1.  Financial Statements

                        TELE-OPTICS, INC.
                     CONDENSED BALANCE SHEETS


                                           March 31,          December 31,
                                             1999                1998
                                          -----------         -----------
                                          (Unaudited)

                      ASSETS

Current Assets:
  Cash                                    $      27,040       $      28,145
                                          =============       =============

   LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities:                              $       -           $       -
                                          -------------       -------------
Shareholders' Equity:

  Common stock, par value,
  $.01 per share; authorized,
  5,000,000 shares; issued,
  4,790,000; outstanding,
  4,740,000 shares                               47,400              47,400

Additional paid-in capital                    1,863,042           1,863,042

Retained earnings (deficit)                  (1,708,314)         (1,707,209)
                                          -------------        ------------
                                                202,128             203,233

Less: Treasury stock,
  50,000 shares at cost                         175,088             175,088
                                          -------------        ------------

     Total Shareholders' Equity                  27,040              28,145
                                          -------------        ------------

                                          $      27,040        $     28,145
                                          =============        ============



See notes to condensed financial statements.

                        TELE-OPTICS, INC.
                CONDENSED STATEMENTS OF OPERATIONS
                                 UNAUDITED


                                               Three Months Ended
                                            March 31,
                                               1999           1998
                                            ----------      ---------

Revenues                                    $    -          $    -
                                            ----------      ---------

Costs and Expenses:
  Administrative                                 1,105          2,000
                                            ----------      ---------

Net income (loss)                           $(   1,105)     $(  2,000)
                                            ==========      =========

Income (loss) per share                     $    -          $   -
                                            ==========      =========

Average number of shares outstanding         4,740,000      4,740,000
                                            ==========      =========



See notes to condensed financial statements.

                        TELE-OPTICS, INC.
                CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                                     Three Months Ended
                                                   March 31,       March 31,
                                                     1999            1998
                                                   ---------       ---------

Cash Flows From:

Operating Activities                               $(  1,105)      $(  2,000)

Investing Activities                                    -               -

Financing Activities                                    -               -
                                                   ---------       ---------

Decrease in Cash                                    (  1,105)       (  2,000)

Cash balance, beginning                               28,145          34,000
                                                   ---------       ---------
Cash balance, end                                  $  27,040       $  32,000
                                                   =========       =========


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


NOTE 2:   UNAUDITED FINANCIAL STATEMENTS

       The financial statements as of March 31, 1999, and for the period ended March 31, 1999 and 1998, included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operations for the interim period are not necessarily indicative of results for the entire year. The accompanying financial statements are in condensed form and should be read in conjunction with the Company's annual report filed on Form 10KSB.

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

                                      TELE-OPTICS, INC.
                                      Registrant






                                      BY:/S/John P. Little
Dated: September 30, 1999                John P. Little,
                                         President & Director