Form 10QSB
period 1999-06-30
TELE OPTICS INC
filed 1999-10-14
CIK 813565

U.S. Securities and Exchange Commission

                      Washington, DC 20549

                          Form 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

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

     Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90
days.  Yes _X_    No ___

              APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On September 30, 1999, there were 4,740,000 shares of the Registrant's Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one);
 Yes __    No _X__

                        TELE-OPTICS, INC.

                        Form 10-QSB Index
                          June 30, 1999

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

                              PART I
                      FINANCIAL INFORMATION


Item 1.  Financial Statements

                        TELE-OPTICS, INC.
                     CONDENSED BALANCE SHEETS


                                              June 30,         December 31,
                                                1999              1998
                                             (Unaudited)
                    ASSETS

Current Assets:
  Cash                                    $       3,864       $     28,145


      LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities:                              $     -             $         -

Shareholders' Equity:

   Common stock, par value,
   $.01 per share; authorized,
   5,000,000 shares; issued,
   4,790,000; outstanding,
   4,740,000 shares                              47,400             47,400

   Additional paid-in capital                 1,863,042          1,863,042

   Retained earnings (deficit)               (1,708,314)        (1,707,209)
                                          -------------      -------------
                                                202,128            203,233

  Less: Treasury stock, 50,000
  shares at cost                                175,088            175,088
                                          -------------      -------------
     Total Shareholders' Equity                   3,846             28,145
                                          -------------      -------------
                                          $       3,846      $      28,145
                                          =============      =============






See notes to condensed financial statements.

                        TELE-OPTICS, INC.
                CONDENSED STATEMENTS OF OPERATIONS
                           (UNAUDITED)


                            Three Months Ended          Six Months Ended
                                  June 30,                   June 30,
                             1999         1998          1999         1998
                           ---------    --------      ---------    ---------

Revenues:                  $   -        $   -         $   -        $   -

Costs and Expenses:
  Administrative              26,176          15         27,281        2,015
                           ---------    --------      ---------    ---------

Net income (loss)          $( 26,176)   $(    15)     $( 27,281)   $(  2,015)
                           =========    ========      =========    =========
Income (loss) per share    $    (.01)   $   -         $    (.01)   $    -
                           =========    ========      =========    =========


Average number of
 shares outstanding        4,740,000    4,740,000     4,740,000    4,740,000
                           =========    =========     =========    =========




See notes to condensed financial statements.

                        TELE-OPTICS, INC.
                CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                                   Six Months Ended
                                               June 30,       June 30,
                                                1999           1998
                                              ---------      ---------
Cash Flows From:

Operating Activities                          $( 24,281)     $(  2,015)

Investing Activities                               -              -

Financing Activities                               -          (  3,000)
                                              ---------      ---------

Decrease in Cash                               ( 24,281)      (  5,015)

Cash balance, beginning                          28,145         34,000
                                              ---------      ---------
Cash balance, end                             $   3,864      $  28,985
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


NOTE 2:   UNAUDITED FINANCIAL STATEMENTS

     The financial statements as of June 30, 1999, and for the periods ended June 30, 1999 and 1998, included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operations for the interim period are not necessarily indicative of results for the entire year. The accompanying financial statements are in condensed form and should be read in conjunction with the Company's annual report filed on Form 10KSB.

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

     In late 1997, current management and others purchased approximately sixty-eight (68%) percent of the ownership interest of the Company, from the Company, for approximately $34,000 in cash and cash equivalent which the Company received as paid-in capital. At present those funds are supporting the Company's efforts at preparation and filing of its delinquent and current periodic reporting and other similar activities as described above. Since the Company only has total assets of $3,864 in cash of June 30, 1999, the Registrant anticipates that additional capital infusions will be required prior to effectuating a Business Combination. However, until such time as the Registrant effectuates a Business Combination, with the exception of certain other professional fees and costs for such a transaction, the Registrant expects that it will incur minimal operating costs.

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