Form 10QSB
period 1999-09-30
TELE OPTICS INC
filed 1999-12-28
CIK 813565

U.S. Securities and Exchange Commission

                      Washington, DC 20549

                          Form 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

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

     21218 St. Andrews Boulevard, #642, Boca Raton, FL 33433
      (Address of principal executive office and zip code)

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On December 1, 1999, there were 4,740,000 shares of the Registrant's Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one);
 Yes         No   X

                        TELE-OPTICS, INC.

                              INDEX

PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheets - September 30, 1999 (Unaudited) and December 31, 1998

               Statement of Operations - Three months and nine months ended September 30, 1999 and 1998
               (Unaudited).

               Statement of Cash Flows - Nine months ended
               September 30, 1999 and 1998 (Unaudited).

               Notes to Financial Statements.

               Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.   OTHER INFORMATION

          Item 1.   Legal Proceedings

          Item 2.   Changes in Securities

          Item 3.   Defaults Upon Senior Securities

          Item 4.   Submission of Matters to a Vote of Security-Holders

          Item 5.   Other Information

          Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                        TELE-OPTICS, INC.


                  PART I - FINANCIAL INFORMATION


Item I.   Financial Statements

                        TELE-OPTICS, INC.
                          BALANCE SHEET


                                              September 30,  December 31,
                                                  1999          1998
                                               (Unaudited)
                                              -------------  ------------
                       ASSETS


Current Assets:
  Cash                                         $     2,404    $    28,145
                                               ===========    ===========

        LIABILITIES AND SHAREHOLDERS' DEFICIT


Current Liabilities:
  Accounts payable                             $     3,000    $       -
                                               -----------    -----------

Shareholders' Deficit:
  Common stock, par value,
  $.001 per share; authorized,
  5,000,000 shares; issued and
  outstanding 4,740,000 shares                      47,400         47,400
Additional paid-in capital                       1,863,042      1,863,042
Retained earnings (deficit)                     (1,735,950)    (1,707,209)
                                               -----------    -----------
                                                   174,492        203,233
Less: Treasury stock,
  50,000 shares at cost                            175,088        175,088
                                               -----------    -----------

       Total Shareholders' Deficit                    (596)        28,145
                                               -----------    -----------

                                               $     2,404    $    28,145
                                               ===========    ===========




See notes to financial statements.

                             TELE-OPTICS, INC.
                          STATEMENT OF OPERATIONS
                                (UNAUDITED)


                             Three Months Ended          Nine Months Ended
                               September 30,               September 30,
                            1999            1998        1999            1998
                          ----------     ---------    ----------     ----------
Revenues:                 $      -       $     -      $      -       $      -

Costs and Expenses:
  Administrative              (1,460)           -        (28,741)        (2,015)
                          ----------     ---------    ----------     ----------

Net income (loss)         $   (1,460)    $      -     $  (28,741)    $   (2,015)
                          ==========     =========    ==========     ==========
Income (loss)
  per share               $      -       $      -     $     (.01)    $      -
                          ==========     =========    ==========     ==========

Average number of
 shares outstanding        4,740,000      4,740,000    4,740,000      4,740,000
                          ==========     ==========   ==========     ==========






See notes to financial statements.

                         TELE-OPTICS, INC.
                     STATEMENT OF CASH FLOWS
                           (UNAUDITED)


                                                     Nine Months Ended
                                                        September 30,
                                                   1999             1998
                                                -----------      -----------

CASH FLOWS FROM
 OPERATING ACTIVITIES:                          $  (28,741)      $   (2,015)
 Adjustments to reconcile net
 loss to net cash used in
 operating activities:
   Increase in accounts payable                      3,000              -
                                                ----------       ----------
  Net cash used in operating
     activities                                    (25,741)          (2,015)


CASH FLOWS FROM
 INVESTING ACTIVITIES                                 -               -

CASH FLOWS FROM
 FINANCING ACTIVITIES                                 -             (3,000)
                                                ----------       ----------

DECREASE IN CASH                                   (25,741)          (5,015)

CASH BALANCE -
  BEGINNING OF PERIOD                               28,145           34,000
                                                ----------       ----------

CASH BALANCE -
  END OF PERIOD                                 $    2,404       $   28,985
                                                ==========       ==========








See notes to financial statements.

                        TELE-OPTICS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                        September 30, 1999


NOTE 1 -  BUSINESS ACTIVITY

          The Company, a Delaware corporation, maintains an administrative office in Florida. At the present time, the Company has minimal operations, and is actively attempting to acquire a business operation, or effect a business combination with a privately-held company seeking public status.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The balance sheet as of September 30, 1999, the statement of operations for three months and nine months ended September 30, 1999 and 1998, and the statement of cash flows for the nine months ended September 30, 1999 and 1998, have been prepared by the Company without audit.
          In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations at September 30, 1999, and for all periods presented have been made.

          The financial statements as of December 31, 1998 have been derived from audited financial statements.

          The operations for the nine months ended September 30, 1999 are not necessarily indicative of the results of operations to be expected for the Company's fiscal year.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto as of December 31, 1998 and the year then ended.

NOTE 3 -  NET INCOME (LOSS) PER SHARE

          Net income (loss) per common share is based on the weighted average number of shares outstanding during the period.

Item 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION OR PLAN OF  OPERATION

     Plan of Operation

     The Registrant is presently a development stage company conducting minimal business operations. The Company has become current in its reporting obligations under the Securities Exchange Act of 1934 through the preparation and filing of quarterly and annual reports on Forms 10-QSB and 10-KSB, respectively. Since the Company has become current in its reporting obligations, the Company is attempting to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating or development stage business which the Registrant may consider to have significant growth potential.

     As indicated above, management has determined that the Company's business plan during the next twelve (12) months is primarily to seek one or more potential businesses which may, in the opinion of management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses which may be available to it will be extremely limited. In seeking to attain its business objective, the Company will not restrict its search to any particular industry. Rather, the Company may investigate businesses of essentially any kind or nature, including but not limited to, finance, high technology, manufacturing, service, sports, research and development, communications, insurance, brokerage, transportation and others. Notwithstanding the foregoing, management does not intend to become involved with a company which is an "investment company" under the Investment Company Act of 1940, or with a company which may be deemed an "investment advisor" under the Investment Advisors Act of 1940. Nor does the Company intend to become an investment company or an investment advisor. Management's discretion is otherwise unrestricted and it may participate in any business whatsoever which may in the opinion of management, meet the business objectives discussed herein. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive upon the discretion of management. As of the date of this report, the Company has not chosen the particular area of business in which its proposes to engage and has not conducted any market studies with respect to any business or industry, although management of the Company has had preliminary discussions with a variety of enterprises.

     The Company will not restrict its search to any specific industry, except as set forth above. At this time, it is impossible to determine the needs of the business in which the Company may seek to participate, and whether such business may require additional capital, management, or may be seeking other advantages which the Company may offer.

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

     Since the Company's operating expenses, in management's opinion, will be minimal during the next twelve (12) months or until the Company is able to engage in meaningful operations, the Company does not anticipate a liquidity deficiency. It is anticipated that the Company's current management and others will fund the Company's operations, if required, by loans and/or contributions of capital. The Company has no present commitment that is likely to result in its liquidity increasing or decreasing in any material way. In addition, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way. The Company has no material commitments for capital expenditures. The Company knows of no material trends, favorable or unfavorable, in the Registrant's capital resources. The Company has no outstanding credit lines or credit commitments in place and has no current need for financial credit.

                             PART II



Item 1.   LEGAL PROCEEDINGS

          Not applicable.

Item 2.   CHANGE IN SECURITIES

          Not Applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable

Item 5.   OTHER INFORMATION

          Not Applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) There are no exhibits required to be filed for the period covered by this Report.

          (b)  The Company did not file a Current Report on Form
               8-K during the period covered by this Report.

                            SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        TELE-OPTICS, INC.




                                        By:/s/John P. Little
Dated: December 15, 1999                   John P. Little, President