Form 10KSB
period 1999-12-31
TELE OPTICS INC
filed 2000-03-30
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-KSB

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                 COMMISSION FILE NO.: 0-161470

                       TELE-OPTICS, INC.
                       -----------------
         (Name of Small Business Issuer in its Charter)

           Delaware                             65-0008442
 ---------------------------------          -------------------
   (State or other jurisdiction               (IRS Employer
 of incorporation or organization)          Identification No.)


   21218 St. Andrews Boulevard, #642, Boca Raton, Florida 33433
   ------------------------------------------------------------
   (Address of principal executive offices, including zip code)

                          (954) 360-4951
                   ---------------------------
                   (Issuer's telephone number)

                              None
      -----------------------------------------------------
      (Former name, former address, and former Fiscal Year,
                  if changed since last report)

   Securities registered pursuant to Section 12(b) of the Act:

            None                                 None
     ---------------------              ----------------------
     (Title of Each Class)              (Name of Each Exchange
                                         on which Registered)

       Securities registered pursuant to 12(g) of the Act:

              Common Stock, par value $.001 per share
              --------------------------------------
                         (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  x   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year: $ -0-

The aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing sales price for the common stock of $ -0-per share on March 15, 2000, was $ -0-.

As of March 15, 2000, there were 7,000,000 shares of the Registrant's Common Stock issued and outstanding.

                        TELE-OPTICS, INC.


                        TABLE OF CONTENTS

                                                         Page
PART I

Item 1.  Business......................................... 3

Item 2.  Properties....................................... 6

Item 3.  Legal Proceedings................................ 6

Item 4.  Submission of Matters to a
           Vote of Security Holders....................... 6

PART II

Item 5.  Market for Company's Common Equity
           And Related Stockholder Matters................ 8

Item 6.  Management's Discussion and
           Analysis or Plan of Operations................. 9

Item 7.  Financial Statements and Supplementary Data...... 11

Item 8.  Change in and Disagreements
           with Accountants on Accounting
           and Financial Disclosure....................... 11

PART III

Item 9.  Directors, Executive Officers, Promoters
           and Control Persons; Compliance with
           Section 16(a) of the Exchange Act.............. 12

Item 10. Executive Compensation........................... 13

Item 11. Security Ownership of Certain
           Beneficial Owners and Management............... 14

Item 12. Certain Relationships and Related Transactions... 15

Item 13. Exhibits, Financial Statement
           Schedules and Reports on Form 8-K.............. 17

SIGNATURES

                              PART I

ITEM 1.  BUSINESS

Tele-Optics, Inc. (the "Company" or the "Registrant") was incorporated in December 1986 for the purpose of acquiring all of the common stock of Lenzar Optics, Inc. ("Lenzar"). Lenzar was then engaged in development, manufacture and marketing of a variety of optical, electronic and electro-optical products for use in the medical and defense industries. In September, 1991, the Company sold all assets related to Lenzar's operations to a third party. Following that sale, the Company had no active business operations and intended to liquidate its assets. In December 1991, the Company entered into an agreement to acquire all of the issued and outstanding common stock of Fantasia Homes, Inc. ("Fantasia") (the "Fantasia Agreement"). In May 1992, however, the Company rescinded the Fantasia Agreement and canceled all shares of its common stock issued in connection with the Fantasia Agreement. Since rescission of the Fantasia Agreement, the Company has investigated the possibility of acquiring a potential business opportunity. The Company, however, did not possess the capital necessary to successfully pursue any such acquisition. The Company has had virtually no active business operations since late 1991.

On November 21, 1997, (the "Closing Date"), new investors, including the Company's current management (the "Buyers"), completed the purchase of an aggregate of 3,100,000 shares of the Company's Common Stock (the "Purchased Shares"), representing approximately sixty-two (62%) percent of the Company's then issued and outstanding Common Stock as of the Closing Date. The Purchased Shares were acquired from the authorized but previously unissued shares of the Company's Common Stock. As part of the aggregate purchase price for the Purchased Shares, the Buyers agreed to pay certain obligations of the Company, including certain past due and current accounting and legal fees, stock transfer agent fees, franchise taxes, state and federal taxes, and other expenses incurred or to be incurred in connection with bringing the Company current with respect to reporting obligations under the Securities and Exchange Act of 1934 (the "Act"). As a result, the Company has filed certain disclosure documents with the Securities and Exchange Commission ("SEC"), including Annual Reports on Form 10-KSB and Quarterly Reports on Form 10-QSB. Simultaneously with the acquisition of the Purchased Shares, an additional 300,000 shares of the Company's Common Stock was acquired by a member of the law firm which represented the Company in connection with the transaction. Such shares were issued during 1999. See "Financial Statements"

In addition, since the Closing Date, the Buyers and others have provided additional sufficient funds in the form of equity investment to ensure the Company's viability and permit the Company to continue its limited operations and pursue business opportunities, including a possible business combination, merger or similar transaction. During 1999, the Company issued an additional 1,960,000 shares for an aggregate purchase price of $19,600, which includes $4,600 for services that were rendered to the Company.
The Company continues to engage in no commercial operations at this time. See "Financial Statements".

Management has determined that the Company's current business plan is primarily to seek one or more potential businesses which may, in the opinion of management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses which may be available to it will be extremely limited. In seeking to attain its business objective, the Company will not restrict its search to any particular industry. Rather, the Company may investigate businesses of essentially any kind or nature, including but not limited to, finance, high technology, manufacturing, service, sports, research and development, communications, insurance, brokerage, transportation and others. Notwithstanding the foregoing, management does not intend to become involved with a company which is an "investment company" under the Investment Company Act of 1940, or with a company which may be deemed an "investment advisor" under the Investment Advisors Act of 1940. Nor does the Company intend to become an investment company or an investment advisor. Management's discretion is otherwise unrestricted and it may participate in any business whatsoever which may in the opinion of management, meet the business objectives discussed herein. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive upon the discretion of management. As of the date of this report, the Company has not chosen the particular area of business in which its proposes to engage and has not conducted any market studies with respect to any business or industry, although management of the Company has had preliminary discussions with a variety of enterprises.

The Company will not restrict its search to any specific industry (except as set forth above), but may acquire an entity or position in a company which is (i) in its preliminary or development stage; or (ii) is a going concern. At this time, it is impossible to determine the needs of the business in which the Company may seek to participate, and whether such business may require additional capital, management, or may be seeking other advantages which the Company may offer. In other instances, possible business endeavors may involve the acquisition of or a merger with a company which does not need additional equity, but seeks to establish a public trading market for its securities.

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

In analyzing prospective businesses, management anticipates considering such factors as available technical, financial and managerial resources; working capital and other financial requirements; such businesses' history of operations, if any, and prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research and development; risk factors; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of such businesses, products, services, trade or service marks; its name identification; and other relevant factors. The Company may compensate its management and/or advisors in connection with the review and analysis of a prospective business combination.

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

It is anticipated that locating and investigating specific proposals will take a substantial period of time, although the time such process will take can by no means be assured. Further, even after a business is located, the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments may require substantial additional time, effort and attention on the part of management, as well as substantial costs for attorneys, accountants and others. If a decision is made not to participate in a specific business endeavor, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement were reached for the participation in a specific business, the failure to consummate that transaction might result in the loss to the Company of the related costs incurred, including compensation paid to management and its advisors.


ITEM 2.  PROPERTIES
         ----------

At present, the Company does not own any property. The Company maintains its business address at a minimal cost. Administrative services, including the use of fixtures, furniture and equipment, and the use of employees to provide secretarial and bookkeeping services, are provided to the Company at minimal cost by the Company's current officers and directors.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

The Company is not party to any litigation. To the knowledge of management, no litigation is currently threatened.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

The Company's Board of Directors approved a proposal on October 12, 1999 authorizing an amendment to the Company's Certificate of Incorporation increasing the authorized number of shares of the Company's Common Stock from 5,000,000 shares to 100,000,000 shares. The Board of Directors authorized the increase in authorized Common Stock in connection with the Company's on-going efforts to seek and acquire a business which might warrant the Company's involvement. The Company anticipates that it will require issuance of additional Common Stock to complete a suitable acquisition if and when it is able to do so. The increase in authorized Common Stock was also approved by the written consent of the Company's majority stockholders on October 12, 1999. Such consent from holders of a majority of the Company's issued and outstanding shares was sufficient to approve the increase in authorized Common Stock under the Delaware General Corporation Law. No other vote or consent of any other stockholders, including the vote or consent of a majority of the unaffiliated stockholders was required or sought in connection with the increase in authorized Common Stock. Under the Delaware General Corporation Law and the Company's Certificate of Incorporation, the affirmative vote of a majority of the issued and outstanding shares voting by written consent constitutes the act of the stockholders. Accordingly, the Company did not solicit proxies from all stockholders in connection with this matter.

The Company provided an Information Statement to all of the Company's stockholders in connection with the increase of authorized Common Stock. The Information Statement and such accompanying materials were first sent or given to stockholders on or about November 8, 1999, to stockholders of record as of October 13, 1999. The Company filed the amendment to its Certificate of Incorporation in Delaware and the amendment became effective on or about November 29, 1999.

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


     Fiscal Period                      High Bid      Low Bid

     1989:
     First Quarter..................... $ 3.25         $ 2.00
     Second Quarter....................   3.75           1.875
     Third Quarter.....................   2.125          1.625
     Fourth Quarter....................   2.00           1.25

     1990:
     First Quarter..................... $ 1.875        $ 1.125
     Second Quarter....................   1.875          0.8125
     Third Quarter.....................   0.875          0.3125
     Fourth Quarter....................   0.375          0.025

     1991:
     First Quarter..................... $ 0.625        $ 0.25
     Second Quarter....................   0.6875         0.50
     Third Quarter.....................   0.5625         0.34375
     Fourth Quarter
         (through October 7, 1991).....   0.0625         0.03125



To the best of the Company's knowledge the last available quotations for its Common Stock appeared in the Nasdaq System on October 7, 1991. High and low bid prices were 1/16 and 1/32 respectively, on that date.

As of February 29, 2000, there were approximately 233 record holders of the Company's outstanding Common Stock. Since additional shares of the Company's Common Stock are held for stockholders at brokerage firms and/or clearing houses, the Company was unable to determine the precise number of beneficial owners of its Common Stock as of February 29, 2000.

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATIONS
          ---------------------------------------------------------

The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements including the notes thereto.

During 1998, the Company commenced preparation of all past due Annual Reports on Form 10-KSB and Quarterly Reports on Form 10-QSB, which it was required to file under the 1934 Act. Prior to 1992, the last Annual Report filed by the Company with the Commission was an amended Annual Report for the fiscal year ended December 31, 1990. The December 31, 1990 Amended Annual Report was filed with the Commission on or about August 15, 1991. Prior to 1998, the last Quarterly Report on Form 10-Q filed by the Company with the Commission was a Quarterly Report for the period ended September 30, 1991. The September 30, 1991 Quarterly Report was filed with the Commission on or about December 9, 1991. In order to render itself current with its reporting obligations under the 1934 Act, the Company has filed with the Commission Annual Reports on Form 10-KSB for the years ended December 31, 1991, 1992, 1993, 1994, 1995, 1996, 1997, and 1998 and Quarterly Reports on Form 10-QSB for the quarterly periods ended March 31, June 30, and September 30, 1992, 1993, 1994, 1995, 1996, 1997, 1998 and 1999. The Company has
completed and filed with the Commission audited financial statements prepared in accordance with general accepted accounting principles for the fiscal periods ended December 31, 1993, 1994, 1995, 1996, 1997 and 1998.

In 1991, the Company sold its only operating assets realizing a loss of approximately $1,655,000. The Company has not engaged in any material business activities since and has written off all material assets which it had on its books at December 31, 1991. During November, 1997, the Company sold an aggregate of 3,100,000 shares of Common Stock for aggregate proceeds of $31,000, and agreed to issue 300,000 shares for services rendered (which shares were issued during 1999). During 1999, the Company issued an additional 1,960,000 shares for an aggregate purchase price of $19,600, which includes $4,600 for services that were rendered to the Company. After payment of expenses incurred during the past two (2) years, at December 31, 1999, the only asset which the Company possessed was cash in the amount of $13,261. (See
"Financial Statements" and "Business".)   The Company plans to
continue to utilize these funds to operate and maintain the Company, to continue to fulfill the Company's reporting obligations with the SEC, and to attempt to seek out a suitable business opportunity. As a result of the Company's limited assets and the potential for other presently unforeseeable obstacles, there can be no assurance that the Company will be successful in this effort. See "Business".

Financial Condition
-------------------

At December 31, 1999, the Company had current assets and total assets of $13,261 as compared to current assets and total assets of $28,145 at December 31, 1998; liabilities of $5,266 as of December 31, 1999, as compared to liabilities of $-0- as of December 31, 1998, and a net worth of $7,995 as of December 31, 1999, as compared to a net worth of $28,145 at December 31, 1998. The decrease in net worth was the result of expenses incurred by the Registrant in connection with bringing the Company current in its periodic filings with the SEC and related operating expenses. See "Business" and "Financial Statements".

Liquidity
---------

Since the Company's operating expenses, in management's opinion, will be minimal during the Company's 2000 fiscal year and until the Company is able to engage in meaningful operations, the Company does not now anticipate a significant liquidity deficiency. It is anticipated that the Company's current management and others will fund the Company's operations, if required, by loans and/or further contributions of capital. The Company has no present commitment that is likely to result in its liquidity increasing or decreasing in any material way. In addition, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

Capital Resources
-----------------

The Company has no material commitments for capital expenditures.
The Company knows of no material trends, favorable or unfavorable, in the Registrant's capital resources. The Company has no outstanding credit lines or credit commitments in place and has no current need for financial credit.

Results of Operations
---------------------

The Company has not had any material operations since 1991. The Company had no revenues for the fiscal year ended December 31, 1999. During the fiscal year ended December 31, 1999, the Company incurred expenses in the amount of $42,750 in connection with bringing the Company current in its periodic reporting, and other miscellaneous expenses. During 1999, the Company did not engage in any meaningful operations.

The Registrant knows of no trends or uncertainties that had, or that the Company reasonably expects will have, a materially favorable or unfavorable impact on sales, revenues or income from operations. Other than expenses incurred in the preparation and filing of its delinquent and current reports on Forms 10-KSB and Forms 10-QSB and related expenses, the Registrant knows of no events that caused a material change in the relationship between its costs and revenues, and knows of no such cause for the future. The Company's income has been unaffected by inflation. See "Business".


ITEM 7.  FINANCIAL STATEMENTS
         --------------------

The financial statements required pursuant to this Item 7 are included in this Form 10-KSB as a separate section commencing on page F-1 and are hereby incorporated by reference into this Item 7.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AN FINANCIAL DISCLOSURE
          ------------------------------------------------

The Company changed accountants beginning with the audit of the financial statements included herewith, from Wlosek and Braverman, Certified Public Accountants ("Wlosek and Braverman") to Thomas W. Klash, Certified Public Accountant. Wlosek and Braverman resigned as the Company's accountant in or about March 2000.

The report of Wlosek and Braverman on the Company's financial statements for the fiscal year ended December 31, 1998 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except for a going concern uncertainty.

In connection with the audit of the Company's financial statements for the fiscal year ended December 31, 1998, and in the subsequent interim period, there were no disagreements, disputes, or differences of opinion with Wlosek and Braverman on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Wlosek and Braverman would have caused Wlosek and Braverman to make reference to the matter in its report.

The accounting firm of Thomas W. Klash, Certified Public
Accountant, has prepared the Company's financial statements for the Company's fiscal year ended December 31, 1999 (see item 7 above).

                             PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          ----------------------------------------------------------

The directors and executive officers of the Company as of the date of this report are as follows:


Name                     Age     Position
----                     ---    ---------

John P. Little           59      President and Director

Bert L. Gusrae           64      Vice President and Director

David A. Carter          49      Secretary/Treasurer and Director


JOHN P. LITTLE joined the Company in 1991 as a director and has served as President and as a director of the Company since 1992. Mr. Little is also President of Southern Leasing Services, Inc., an equipment leasing company with offices in North Palm Beach and Tampa, Florida. From October, 1993 to December, 1997, Mr. Little was also Senior Vice President of Trans-Ocean Investment Corporation, an advisor to individuals and corporations with regard to investment possibilities within Europe. Mr. Little holds the Bachelors of Business Administration degree from the University of Mississippi with emphasis in banking, finance and accounting. Mr. Little also operates a consulting practice providing services to international business investors requiring local contacts and banking practices knowledge, principally in the Carribean basin.
In his consulting practice, Mr. Little emphasizes the formation of international business corporations, trusts and other business entities engaged in international business and investments.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports and changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended December 31, 1999 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended December 31, 1998, it has been determined that no Reporting Persons were delinquent with respect to such person's reporting obligations set forth in
Section 16(a) of the Exchange Act.


ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth summary compensation information with respect to compensation paid by the Company to the Chief Executive Officer of the Company ("CEO") and the Company's four most highly compensated executive officers other than the CEO, who were serving as executive officers during the Company's fiscal year ended December 31, 1999.

--------------------------------------------------------------------------------------------------------------------
                                                   SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------
                                    Annual Compensation                     Long-Term Compensation
                               ---------------------------------------    ---------------------------
                                                                             Awards         Payouts
                                                                          ---------------------------
Name and                                                  Other           Restricted                     All
Principal                                                 Annual          Stock      Options/ LTIP       Other
Position              Year     Salary         Bonus(2)    Compensation    Awards     SARS     Payouts    Compensation
---------------------------------------------------------------------------------------------------------------------


John P, Little
  President           1999     $ -0-          $ -0-           $ -0-          -0-       -0-       -0-          -0-

Bert L. Gusrae
 Vice President       1999     $ -0-          $ -0-           $ -0-          -0-       -0-       -0-          -0-

David A. Carter
 Secretary/Treasurer  1999     $ -0-          $ -0-           $ -0-           -0-      -0-       -0-          -0-


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
          ---------------------------------------------------

The following table sets forth, as of the date of this report, certain information concerning beneficial ownership of the Company's Common Stock by (i) each person known to the Company to own 5% or more of the Company's outstanding Common Stock, (ii) all directors of the Company and (iii) all directors and officers of the Company as a group:


                            Shares
Name and Address            Beneficially             Percent of
of Beneficial Owner         Owned (1)                   Class
-------------------         ------------             ----------

David A. Carter               1,050,000                 15.0%
21218 St. Andrews Blvd.
#642
Boca Raton, Florida 33431

Bert L. Gusrae                1,050,000                 15.0%
21218 St. Andrews Blvd.
#642
Boca Raton, Florida 33431

Alicia M. LaSala                750,000                 10.7%
6674 Serena Lane
Boca Raton, Florida 33433

Leonard Marshall                600,000                  8.6%
21756 Marigot Drive
Boca Raton, Florida 33436

Eugene M. Kennedy               560,000                  8.0%
517 S.W. 1st Avenue
Ft. Lauderdale, FL 33301

MIV, Inc.(2)(3)                 550,000                  7.8%
600 Sandtree Drive
Suite 206-A
Palm Beach Gardens, FL 33403

Austral Financial
Services, Inc.(2)(3)            400,310                  5.7%
600 Sandtree Drive
Suite 206-A
Palm Beach Gardens, FL 33403

All Directors and Executive
 Officers as a Group
 (3 persons)                  3,850,000                 55.0%
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

(3)  Carole A. Little and John P. Little are husband and wife.
______________________


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

On November 21, 1997, (the "Closing Date"), new investors, including the Company's current management (the "Buyers"), completed the purchase of an aggregate of 3,100,000 shares of the Company's Common Stock (the "Purchased Shares"), representing approximately sixty-two (62%) percent of the Company's then issued and outstanding Common Stock as of the Closing Date. The Purchased Shares were acquired from the authorized but previously unissued shares of the Company's Common Stock. As part of the aggregate purchase price for the Purchased Shares, the Buyers agreed to pay certain obligations of the Company, including certain past due and current accounting and legal fees, stock transfer agent fees, franchise taxes, state and federal taxes, and other expenses incurred or to be incurred in connection with bringing the Company current with respect to reporting obligations under the 1934 Act. As a result, the Company has filed certain disclosure documents with the Securities and Exchange Commission ("SEC"), including Annual Reports on Form 10-KSB and Quarterly Reports on Form 10-QSB. Simultaneously with the acquisition of the Purchased Shares, an additional 300,000 shares of the Company's Common Stock was acquired by a member of the law firm which represented the Company in connection with the transaction. Such shares were issued during 1999.

In addition, since the Closing Date, the Buyers and others have provided additional sufficient funds in the form of equity investment to ensure the Company's viability and permit the Company to continue its limited operations and pursue business opportunities, including a possible business combination, merger or similar transaction. During 1999, the Company issued an additional 1,960,000 shares for an aggregate purchase price of $19,600, which includes $4,600 for services that were rendered to the Company.
The Company continues to engage in no commercial operations at this time. See "Financial Statements".

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K
          ------------------------------------------------------

(a)(3) The following Exhibits are incorporated as part of this report

          3.1   Certificate of Incorporation1

          3.2   By-laws [1]

          3.3 Form of certificate evidencing shares of Common Stock [1]

         16.1   Letter on Change in Certifying Accountant
_________________

        [1]    Filed as an exhibit to the Company's Registration
               Statement on Form S-18 (File No: 33-13609-A) and incorporated herein by reference.


     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                            SIGNATURES


In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TELE-OPTICS, INC.



Dated: March 29, 2000          By:/s/John P. Little
                                  John P. Little, President
                                  and Director



In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                  Capacity              Date
---------                  --------              ----


/s/John P. Little          President             March 29, 2000
John P. Little              and Director


/s/Bert L. Gusrae          Vice President        March 29, 2000
Bert L. Gusrae              and Director


/s/David A. Carter         Secretary/Treasurer   March 29, 2000
David A. Carter             and Director

                   INDEPENDENT AUDITOR'S REPORT








To the Board of Directors and Shareholders
Tele-Optics, Inc.
(A Development Stage Company)
Boca Raton, Florida

I have audited the accompanying balance sheet of Tele-Optics, Inc. as of December 31, 1999, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tele-
Optics, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Thomas W. Klash
Certified Public Accountant
Hollywood, Florida
March 3, 2000

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



                              Wlosek & Braverman, L.L.C.
                              Certified Public Accountants

Clifton, New Jersey
June 22, 1999

                        TELE-OPTICS, INC.
                  (A Development Stage Company)
                          BALANCE SHEET
                        DECEMBER 31, 1999



                              ASSETS
                              ------
CURRENT ASSETS:
  Cash                                                    $    13,261
                                                          ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                        $     5,266
                                                          -----------
SHAREHOLDERS' EQUITY:
  Common stock, par value $.001;
     Authorized 100,000,000 shares;
     issued and outstanding
     7,000,000 shares                                           7,000
  Additional paid-in capital                                1,750,954
  Accumulated deficit - prior                              (1,707,209)
  Deficit accumulated during
     development stage                                        (42,750)
                                                          -----------
     TOTAL SHAREHOLDERS' EQUITY                                 7,995
                                                          -----------
     TOTAL LIABILITIES AND EQUITY                         $    13,261
                                                          ===========




See accompanying notes to financial statements.

                        TELE-OPTICS, INC.
                  (A Development Stage Company)
                     STATEMENTS OF OPERATIONS
              YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                1999           1998
                                            -----------    ------------
REVENUES                                    $      -       $      -

COSTS AND EXPENSES                               42,750           2,855
                                            -----------    ------------

NET (LOSS)                                  $   (42,750)    $    (2,855)
                                            ===========     ===========

NET (LOSS) PER COMMON SHARE                 $      (.01)    $      -
                                            ===========     ===========

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                          4,984,000       4,470,000
                                            ===========     ===========








See accompanying notes to financial statements.

                           TELE-OPTICS, INC.
                     (A Development Stage Company)
                   STATEMENT OF SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1999 AND 1998

                                    Common Stock
                                  $.0001 Par Value           Additional
                             Authorized 100,000,000 Shares    Paid-In      Treasury      Accumulated
                                    Shares     Amount         Capital        Stock          Deficit       Total
                                  ---------   --------       -----------   ---------     -----------   -----------

Balance - January 1, 1998         4,740,000   $ 47,400       $ 1,863,042    $(175,088)   $(1,704,354)  $    31,000

Net (loss) for 1998                   -           -               -              -            (2,855)       (2,855)
                                  ---------   --------       -----------    ---------    -----------   -----------
Balance - December 31, 1998       4,470,000     47,400         1,863,042     (175,088)    (1,707,209)       28,145

Issuance of common stock
  for services                      300,000      3,000            -              -             -             3,000

Reduction in par value per
  share from $.01 to $.001            -        (45,360)           45,360         -             -             -

Issuance of common stock
  for cash                        1,500,000      1,500            13,500         -             -            15,000

Issuance of common stock
  for services                      460,000        460             4,140         -             -             4,600

Cancellation of treasury
  stock                               -           -             (175,088)     175,088          -              -

Net (loss) for 1999                   -           -                 -            -           (42,750)      (42,750)
                                  ---------    -------       -----------    ---------    -----------    ----------
Balance - December 31, 1999       7,000,000    $ 7,000       $ 1,750,954    $     -      $(1,749,959)   $    7,995
                                  =========    =======       ===========    =========    ===========    ==========



See accompanying notes to financial statements.

                        TELE-OPTICS, INC.
                  (A Development Stage Company)
                     STATEMENTS OF CASH FLOWS
              YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                     1999           1998
                                                 -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                     $  (42,750)    $    (2,855)
  Adjustments to reconcile net
     (loss) to net cash used in
     operating activities:
       Increase in accounts payable                   5,266            -
       Stock issued for services                      7,600            -
                                                 ----------     -----------
  Net cash used in
    operating activities                            (29,884)         (2,855)
                                                 ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock                               15,000            -
  Escrow advance repayment                              -            (3,000)
                                                 ----------     -----------

  Net cash provided by (used in)
     financing activities                            15,000          (3,000)
                                                 ----------     -----------

Net (Decrease) in cash                              (14,884)         (5,855)

CASH - BEGINNING                                     28,145          34,000
                                                 ----------     -----------
CASH - ENDING                                    $   13,261     $    28,145
                                                 ==========     ===========








See accompanying notes to financial statements.

NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

          Operations - Tele-Optics, Inc. (the "Company") was incorporated in the state of Delaware on December 31, 1986. In 1987, the Company issued shares of its common stock pursuant to a public offering. The Company was engaged in the development, manufacture and marketing of optical products until 1991 when all assets and operations were sold.

          During, 1999, the Company has devoted its activities to raising capital, becoming current on all previously delinquent regulatory reporting obligations, and seeking to effect a merger or acquisition with a company that management believes to have significant growth potential. Accordingly, the Company is classified as a Development Stage Company, effective January 1, 1999.

          Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Income Taxes - Deferred taxes are provided on the "liability" method whereby deferred tax assets are recognized for operating loss carryforwards. Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

          Loss Per Share - Loss per common share is based upon the weighted average number of common shares outstanding during the period.

          Cash and Cash Equivalents - The Company considers all highly liquid investments, with a maturity date of three months or less at the time of purchase, to be cash equivalents.

NOTE B -  COMMON STOCK TRANSACTIONS
          -------------------------

          Treasury Stock - In November, 1988, the Company purchased 50,000 of its $.01 par value common stock in the open market at an aggregate cost of $175,088. The acquired shares decreased common stock outstanding for financial statement purposes.

          During 1999, the Company cancelled the shares acquired.
          Cost of shares acquired and cancelled was offset against additional paid-in capital in the accompanying statement of shareholders' equity.

          Common Stock - In October, 1999, the Company's Board of Directors authorized an amendment of the Company's Certificate of Incorporation to increase the authorized capital stock from 5,000,000 shares of common stock, $.01 par value to 100,000,000 shares of common stock, $.001 par value.


NOTE C -  RELATED PARTY TRANSACTIONS
          --------------------------

          Occupancy and Administrative Costs - At the present time, certain of the Company's administrative costs are being paid by certain shareholders and other affiliated entities. The financial statements do not include these costs. No estimate has been made as to the effect these costs would have on reported results of operations.

          Non-Monetary Transactions - During 1999, the Company issued 760,000 common shares to individuals providing legal and administrative services. Fair value of services rendered ($7,600) was used in valuing the shares issued in the accompanying financial statements.

NOTE D -  INCOME TAXES
          ------------

          Deferred taxes relating to the tax benefit the Company's net operating loss was offset by a valuation allowance due to the uncertainty of profitable operations in the future.

          The Company's net operating loss carryforward of approximately $1,600,000 may be carried forward through the year 2015 for tax purposes, to offset taxable income.

                     SEC FILE NO. 0-161470



               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                _______________________________

                            EXHIBITS

                               TO

                          FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                _______________________________

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               OF

                        TELE-OPTICS, INC.

To the Board of Directors
Tele-Optics, Inc.
(A Development Stage Company)
Boca Raton, Florida

In connection with the audit of the Company's financial statements for the fiscal year ended December 31, 1998, and in the subsequent interim period, there were no disagreements, disputes, or differences of opinion with our firm on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of our firm, would have caused our firm to make reference to the matter in its report.

We consent to the use of our Independent Auditors Report of Tele-
Optics, Inc. for the fiscal year ended December 31, 1998, which Report is dated June 22, 1999, in the Form 10-KSB of Tele-Optics,
Inc. for the fiscal year ended December 31, 1999.



                                   Wlosek & Braverman, L.L.C.
                                   Certified Public Accountants


Clifton, New Jersey
March 28, 1999