Form 10QSB
period 2000-03-31
TELE OPTICS INC
filed 2000-05-12
CIK 813565

U.S. Securities and Exchange Commission

                      Washington, DC 20549


                          Form 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended March 31, 2000


    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from ---- to ----


               Commission File number 0-161470

                       TELE-OPTICS, INC.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

         Delaware                               65-0008442
-------------------------------              -------------------
(State of other jurisdiction of              (I.R.S. Employer
incorporation or organization)                Identification No.)

     21218 St. Andrews Boulevard, #642, Boca Raton, FL 33433
     -------------------------------------------------------
      (Address of principal executive office and zip code)

                          (561) 360-4951
                   ---------------------------
                   (Issuer's telephone number)

    -----------------------------------------------------
    (Former name, former address, and former fiscal year,
                if changed since last report)

     Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X
No ___

              APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     On May 1, 2000, there were 7,000,000 shares of the Registrant's Common Stock issued and outstanding.

                        TELE-OPTICS, INC.

                              INDEX

PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Accountant's Reports

               Balance Sheet - March 31, 2000 (Unaudited)

               Statement of Operations - Three months ended March
               31, 2000 and 1999 (Unaudited).

               Statement of Cash Flows - Three months ended March
               31, 2000 and 1999 (Unaudited).

               Notes to Financial Statements.

     Item 2.   Management's Discussion and Analysis of Financial
               Condition or Plan of Operation.

PART II.   OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security-Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                         TELE-OPTICS, INC.


                  PART I - FINANCIAL INFORMATION


Item I.   Financial Statements

Board of Directors and Shareholders
Tele-Optics, Inc.
Boca Raton, Florida

                 INDEPENDENT ACCOUNTANT'S REPORT


I have reviewed the accompanying balance sheet of Tele-Optics, Inc. as of March 31, 2000, and the statement of operations, and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


Thomas W. Klash
Certified Public Accountant
Hollywood, Florida
May 1, 2000

                         TELE-OPTICS, INC.
                  (A Development Stage Company)
                          BALANCE SHEET
                           (Unaudited)


                                               March 31,
                                                 1999
                                              ----------

                              ASSETS
                              ------

Current Assets:
  Cash                                       $     7,427
                                             ===========


               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

Current Liabilities:
  Accounts payable                           $     4,405
                                             -----------

Shareholders' Deficit:
  Common stock, par value,
  $.001 per share; authorized,
  100,000,000 shares; issued and
  outstanding 7,000,000 shares                     7,000
Additional paid-in capital                     1,750,954
Deficit accumulated during
  development stage                              (47,723)
Accumulated deficit - from operations         (1,707,209)
                                             -----------

   Total Shareholders' Equity                      3,022
                                             -----------

   Total Liabilities and Equity              $     7,427
                                             ===========


See accompanying notes to financial statements.

                         TELE-OPTICS, INC.
                  (A Development Stage Company)
                     STATEMENT OF OPERATIONS
            THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                           (UNAUDITED)

                                                  Cumulative
                                                  Development
                       March 31,    March 31,     Stage
                          2000         1999       Amounts
                       ----------   ----------    -----------

Revenues:              $      -     $     -       $      -

Costs and Expenses          4,973        1,105        47,723
                       ----------   ----------    ----------

Net income (loss)      $   (4,973)  $   (1,105)   $   (47,723)
                       ==========   ==========    ===========
 Net loss per
  common share         $      -     $     -       $     (.01)
                       ==========   ==========    ===========

Average number of
  common shares
  outstanding           7,000,000    4,740,000     5,382,770
                       ==========   ==========    ===========



See accompanying notes to financial statements.

                           TELE-OPTICS, INC.
                     (A Development Stage Company)
                        STATEMENT OF CASH FLOWS
              THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                              (UNAUDITED)

                                                           Cumulative
                                                           Development
                                 March 31,    March 31,    Stage
                                    2000         1999      Amounts
                                 ----------   ----------   -----------

CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net loss                       $   (4,973)   $  (1,105)    $  (47,723)
  Adjustments to reconcile
   net (loss) to net cash
   used in operating
   activities:
   Increase (decrease) in
   accounts payable                    (861)        -             4,405
   Stock issued for services           -           -              7,600
                                 ----------   ----------    -----------
  Net cash used in operating
     activities                      (5,834)      (1,105)       (35,718)
                                 ----------   ----------    -----------

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Sale of common stock                 -           -             15,000
                                 ----------   ----------    -----------
   Net cash provided by
    financing activities               -           -             15,000
                                 ----------   ----------    -----------

NET (DECREASE) IN CASH               (5,834)      (1,105)       (20,718)
                                 ----------   ----------    -----------

CASH - BEGINNING OF PERIOD           13,261       28,145         28,145
                                 ----------   ----------    -----------

CASH - END OF PERIOD             $    7,427   $   27,040    $     7,427
                                 ==========   ==========    ===========


See accompanying notes to financial statements.

                           TELE-OPTICS, INC.
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
                            March 31, 2000

NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Operations - Tele-Optics, Inc. (the "Company") was incorporated in the state of Delaware on December 31, 1986. In 1987, the Company issued shares of its common stock pursuant to a public offering.

          During, 1999, and through the date of this statement, the Company has devoted its activities to raising capital, becoming current on all previously delinquent regulatory reporting obligations, and seeking to effect a merger or acquisition with a company that management believes to have significant growth potential. Accordingly, the Company was classified as a Development Stage Company, effective January 1, 1999.

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

                           TELE-OPTICS, INC.
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
                            March 31, 2000

NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

          Disclosures - Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto as of December 31, 1999 and the year then ended.

NOTE B -  RELATED PARTY TRANSACTIONS

          Occupancy and Administrative Costs - At present, the Company does not own any property. The Company maintains its business address at a minimal cost. Administrative services, including the use of fixtures, furniture and equipment, and the use of employees to provide secretarial and bookkeeping services, are provided to the Company at minimal cost by the Company's current officers and directors.

NOTE D -  INCOME TAXES

          Deferred taxes relating to the tax benefit the Company's net operating loss was offset by a valuation allowance due to the uncertainty of profitable operations in the future.

          The Company's net operating loss carryforward of approximately $1,692,000 may be carried forward through the year 2016 for tax purposes, to offset taxable income.

Item 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION OR PLAN OF  OPERATION

     Plan of Operation
     -----------------

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

     Further, the Company does not intend to become an investment company or an investment advisor. Otherwise, management's discretion is unrestricted and it may participate in any business whatsoever which may, in the opinion of management, meet the business objectives discussed herein. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive upon the discretion of management. As of the date of this report, the Company has not chosen the particular area of business in which its proposes to engage and has not conducted any market studies with respect to any business or industry, although management of the Company has had preliminary discussions with a variety of enterprises.

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

     The analysis of potential business endeavors will be undertaken by, or under, the supervision of the Company's management. Management is comprised of individuals of varying business experiences, and management will rely on their own business judgment in formulating decisions as to the types of businesses which the Company may acquire or in which the Company may participate. It is quite possible that management will not have any business experience or expertise in the type of businesses engaged in by a potential business which may be investigated by the Company.

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

                            PART II
                            -------


Item 1.   LEGAL PROCEEDINGS
          -----------------

          Not applicable.

Item 2.   CHANGE IN SECURITIES
          --------------------

          Not Applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          Not Applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          Not Applicable

Item 5.   OTHER INFORMATION
          -----------------

          Not Applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

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


                                        TELE-OPTICS, INC.

                                     By:/s/ John P. Little
                                        -------------------------
Dated: May 12, 2000                     John P. Little, President