Form 10QSB
period 2000-06-30
TELE OPTICS INC
filed 2000-08-01
CIK 813565

U.S. Securities and Exchange Commission

                      Washington, DC 20549


                          Form 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended June 30, 2000


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

     On July 20, 2000, there were 7,000,000 shares of the Registrant's Common Stock issued and outstanding.

                        TELE-OPTICS, INC.

                              INDEX

PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Accountant's Report

               Balance Sheet - June 30, 2000 (Unaudited)

               Statement of Operations - Six months ended June 30, 2000 and 1999 (Unaudited).

               Statement of Cash Flows - Six months ended June 30, 2000 and 1999 (Unaudited).

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

                        TELE-OPTICS, INC.


                  PART I - FINANCIAL INFORMATION


Item I.   Financial Statements

Board of Directors and Shareholders
Tele-Optics, Inc.
Boca Raton, Florida

                 INDEPENDENT ACCOUNTANT'S REPORT


I have reviewed the accompanying balance sheet of Tele-Optics, Inc. as of June 30, 2000, and the statement of operations, and cash flows for the six months then ended. These financial statements are the responsibility of the Company's management.

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


Thomas W. Klash
Certified Public Accountant
Hollywood, Florida
July 19, 2000

                        TELE-OPTICS, INC.
                  (A Development Stage Company)
                          BALANCE SHEET
                           (Unaudited)


                                               June 30,
                                                2000
                                             -----------
                  ASSETS
                  ------
Current Assets:
  Cash                                       $       446
                                             ===========


   LIABILITIES AND SHAREHOLDERS' DEFICIT
   -------------------------------------

Current Liabilities:
  Accounts payable                           $       845
                                             -----------

Shareholders' Deficit:
  Common stock, par value,
  $.001 per share; authorized,
  100,000,000 shares; issued and
  outstanding 7,000,000 shares                     7,000
Additional paid-in capital                     1,750,954
Deficit accumulated during
  development stage                              (51,144)
Accumulated deficit - from operations         (1,707,209)
                                             -----------

     Total Shareholders' Deficit                    (399)
                                             -----------
     Total Liabilities and Deficit           $       446
                                             ===========



See accompanying notes to financial statements.

                        TELE-OPTICS, INC.
                  (A Development Stage Company)
                     STATEMENT OF OPERATIONS
             SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                           (UNAUDITED)



                                                           Cumulative
                                                           Development
                           June 30,       June 30,            Stage
                             2000           1999             Amounts
                          ----------      ---------        -----------

Revenues:                 $      -        $     -          $      -

Costs and Expenses             8,394         27,281             51,144
                          ----------      ---------        -----------
Net income (loss)         $   (8,394)     $ (27,281)       $   (51,144)
                          ==========      =========        ===========
Net loss per
  common share            $      -        $    (.01)       $      (.01)
                          ==========      =========        ===========
Average number of
  common shares
  outstanding              7,000,000      4,740,000          5,649,835
                          ==========      =========        ===========










See accompanying notes to financial statements.

                           TELE-OPTICS, INC.
                     (A Development Stage Company)
                        STATEMENT OF CASH FLOWS
                SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                              (UNAUDITED)


                                                           Cumulative
                                                           Development
                                  June 30,     June 30,       Stage
                                    2000         1999        Amounts
                                 ----------   ---------    -----------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net loss                       $  (8,394)   $(27,281)    $  (51,144)
  Adjustments to reconcile
   net (loss) to net cash
   used in operating
   activities:
   Increase (decrease) in
   accounts payable                 (4,421)        -             845
   Stock issued for services           -         3,000         7,600
                                 ---------    --------     ---------
   Net cash used in operating
     activities                    (12,815)    (24,281)      (42,699)
                                 ---------    --------     ---------

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Sale of common stock                 -           -          15,000
                                 ---------    --------     ---------
   Net cash provided by
    financing activities               -           -          15,000
                                 ---------    --------     ---------

NET (DECREASE) IN CASH             (12,815)    (24,281)      (27,699)

CASH - BEGINNING OF PERIOD          13,261      28,145        28,145
                                 ---------    --------     ---------
CASH - END OF PERIOD             $     446    $  3,864     $     446
                                 =========    ========     =========







See accompanying notes to financial statements.

                            TELE-OPTICS, INC.
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
                             June 30, 2000


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

                            TELE-OPTICS, INC.
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
                             June 30, 2000


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

          NOTE D -  INCOME TAXES

          Deferred taxes relating to the tax benefit of the Company's net operating loss was offset by a valuation allowance due to the uncertainty of profitable operations in the future.

          The Company's federal income tax net operating loss carryforward of approximately $1,672,000 may be carried forward through the year 2016 for tax purposes, to offset taxable income.

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


                                        TELE-OPTICS, INC.


                                        By:/s/John P. Little
                                           -------------------------
Dated: July 20, 2000                       John P. Little, President