Form 10QSB
period 2000-09-30
TELE OPTICS INC
filed 2000-11-13
CIK 813565

U.S. Securities and Exchange Commission

                             Washington, DC 20549


                                 Form 10-QSB


     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2000
                                              ------------------

    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from ---- to ----


                      Commission File number 0-161470
                                             --------

                            TELE-OPTICS, INC.
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)


         Delaware                                           65-0008442
-------------------------------                          ------------------
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

     On October 30, 2000, there were 7,500,000 shares of the Registrant's Common Stock issued and outstanding.

                        TELE-OPTICS, INC.

                              INDEX

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Accountant's Report

           Balance Sheet - September 30, 2000 (Unaudited)

           Statement of Operations - Nine months ended September
           30, 2000 and 1999 (Unaudited).

           Statement of Cash Flows - Nine months ended September
           30, 2000 and 1999 (Unaudited).

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

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security-Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

SIGNATURES

                           TELE-OPTICS, INC.


                    PART I - FINANCIAL INFORMATION


Item I.   Financial Statements
          --------------------

Board of Directors and Shareholders
Tele-Optics, Inc.
Boca Raton, Florida


                 INDEPENDENT ACCOUNTANT'S REPORT


I have reviewed the accompanying balance sheet of Tele-Optics, Inc. as of September 30, 2000, and the statement of operations, and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management.

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


Thomas W. Klash
Certified Public Accountant
Hollywood, Florida
October 25, 2000

                            TELE-OPTICS, INC.
                      (A Development Stage Company)
                              BALANCE SHEET
                               (Unaudited)


                                                             September 30,
                                                                 2000
                                                             -------------
                              ASSETS
                              ------
Current Assets:
  Cash                                                       $      3,222
                                                             ============

                 LIABILITIES AND SHAREHOLDERS' DEFICIT
                 -------------------------------------

Current Liabilities:
  Accounts payable                                           $        499
                                                             ------------

Shareholders' Deficit:
  Common stock, par value,
    $.001 per share; authorized,
    100,000,000 shares; issued and
    outstanding 7,500,000 shares                                    7,500
  Additional paid-in capital                                    1,755,454
  Deficit accumulated during
    development stage                                             (53,022)
  Accumulated deficit - from operations                        (1,707,209)
                                                             ------------

     Total Shareholders' Deficit                                    2,723
                                                             ------------

     Total Liabilities and Deficit                           $      3,222
                                                             ============



See accompanying notes to financial statements.

                            TELE-OPTICS, INC.
                      (A Development Stage Company)
                         STATEMENT OF OPERATIONS
              NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                               (UNAUDITED)




                                                               Cumulative
                                                               Development
                          September 30,      September 30,        Stage
                              2000               1999            Amounts
                          -------------      -------------     -----------

Revenues:                 $      -           $     -           $     -

Costs and Expenses              10,272             28,741           53,022
                          ------------       ------------      -----------

Net income (loss)         $    (10,272)      $    (28,741)     $   (53,022)
                          ============       ============      ===========
Net loss per
  common share            $      -           $       (.01)     $      (.01)
                          ============       ============      ===========
Average number of
  common shares
  outstanding                7,101,852          4,740,000        5,885,291
                          ============       ============      ===========










See accompanying notes to financial statements.

                           TELE-OPTICS, INC.
                     (A Development Stage Company)
                        STATEMENT OF CASH FLOWS
             NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                              (UNAUDITED)


                                                                    Cumulative
                                                                    Development
                                September 30,     September 30,         Stage
                                    2000              1999             Amounts
                               -------------      -------------     -----------

CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net loss                     $    (10,272)      $    (28,741)     $   (51,144)
  Adjustments to reconcile
   net (loss) to net cash
   used in operating
   activities:
   Increase (decrease) in
   accounts payable                  (4,767)              -                 845
   Stock issued for services           -                 3,000            7,600
                               ------------       ------------      -----------

   Net cash used in operating
     activities                     (15,039)           (25,741)         (42,699)
                               ------------       ------------      -----------

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Sale of common stock                5,000               -              15,000
                               ------------       ------------      -----------
   Net cash provided by
    financing activities              5,000               -              15,000
                               ------------       ------------      -----------

NET (DECREASE) IN CASH              (10,039)           (25,741)         (27,699)

CASH - BEGINNING OF PERIOD           13,261             28,145           28,145
                               ------------       ------------      -----------

CASH - END OF PERIOD           $      3,222       $      2,404      $       446
                               ============       ============      ============









See accompanying notes to financial statements.

                           TELE-OPTICS, INC.
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
                           September 30, 2000


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

                           TELE-OPTICS, INC.
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
                           September 30, 2000


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

          The Company's federal income tax net operating loss carryforward of approximately $1,655,000 may be carried forward through the year 2016 for tax purposes, to offset taxable income.

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

               Not Applicable


     Item 3.   DEFAULTS UPON SENIOR SECURITIES

               Not Applicable


     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not Applicable


     Item 5.   OTHER INFORMATION

               On August 7, 2000, the Company sold 500,000 shares of its Common Stock to officers, directors and other principal stockholders of the Company for an aggregate consideration of $5,000.00. The proceeds have been added to the working capital of the Company.


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


                                      TELE-OPTICS, INC.


Dated: November 9, 2000               By:/s/ John P. Little
                                         ----------------------------
                                         John P. Little, President