Form 10KSB
period 2000-12-31
TELE OPTICS INC
filed 2001-03-19
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-KSB

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                       COMMISSION FILE NO.: 0-161470


                               TELE-OPTICS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

    Delaware                                       65-0008442
 -------------                                   -------------
(State or other jurisdiction                     (IRS Employer
 of incorporation or organization)              Identification No.)


       21218 St. Andrews Boulevard, #642, Boca Raton, Florida 33433
      -------------------------------------------------------------
      (Address of principal executive offices, including zip code)

                               (954) 360-4951
                          -------------------------
                         (Issuer's telephone number)

                                    None
           -----------------------------------------------------
           (Former name, former address, and former Fiscal Year,
                       if changed since last report)

        Securities registered pursuant to Section 12(b) of the Act:

                  None                               None
                 ------                             ------
           (Title of Each Class)              (Name of Each Exchange
                                               on which Registered)

            Securities registered pursuant to 12(g) of the Act:

                  Common Stock, par value $.001 per share
                  ---------------------------------------
                              (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  x   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year: $-0-

The aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing sales price for the common stock of $-0- per share on March 15, 2001 was $-0-.

As of March 15, 2001, there were 7,500,000 shares of the Registrant's Common Stock issued and outstanding.

                              TELE-OPTICS, INC.



                              TABLE OF CONTENTS

                                                           Page
PART I
------                                                     ----

Item 1.  Business........................................... 3

Item 2.  Properties......................................... 6

Item 3.  Legal Proceedings.................................. 6

Item 4.  Submission of Matters to a
         Vote of Security Holders........................... 6

PART II
-------

Item 5.  Market for Company's Common Equity
         And Related Stockholder Matters.................... 8

Item 6.  Management's Discussion and
         Analysis or Plan of Operations..................... 9

Item 7.  Financial Statements and Supplementary Data........ 11

Item 8.  Change in and Disagreements
         with Accountants on Accounting
         and Financial Disclosure........................... 11

PART III
--------

Item 9.  Directors, Executive Officers, Promoters
         and Control Persons; Compliance with
         Section 16(a) of the Exchange Act.................. 12

Item 10. Executive Compensation............................. 13

Item 11. Security Ownership of Certain
         Beneficial Owners and Management................... 13

Item 12. Certain Relationships and Related Transactions..... 15

Item 13. Exhibits, Financial Statement
         Schedules and Reports on Form 8-K.................. 17

SIGNATURES

                                    PART I

ITEM 1.  BUSINESS
         --------

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

On November 21, 1997, (the "Closing Date"), new investors, including the Company's current management (the "Buyers"), completed the purchase of an aggregate of 3,100,000 shares of the Company's Common Stock (the "Purchased Shares"), representing approximately sixty-two (62%) percent of the Company's then issued and outstanding Common Stock as of the Closing Date. The Purchased Shares were acquired from the authorized but previously unissued shares of the Company's Common Stock. As part of the aggregate purchase price for the Purchased Shares, the Buyers agreed to pay certain obligations of the Company, including certain past due and current accounting and legal fees, stock transfer agent fees, franchise taxes, state and federal taxes, and other expenses incurred or to be incurred in connection with bringing the Company current with respect to reporting obligations under the Securities and Exchange Act of 1934 (the "Act"). As a result, the Company has filed certain disclosure documents with the Securities and Exchange Commission ("SEC"), including Annual Reports on Form 10-KSB and Quarterly Reports on Form 10-QSB. Simultaneously with the acquisition of the Purchased Shares, an additional 300,000 shares of the Company's Common Stock was acquired by a member of the law firm which represented the Company in connection with the transaction. Such shares were issued during 1999. See "Financial Statements"

In addition, since the Closing Date, the Buyers and others have provided additional sufficient funds in the form of equity investment and loans to ensure the Company's viability and permit the Company to continue its limited operations and pursue business opportunities, including a possible business combination, merger or similar transaction. During 1999, the Company issued an additional 1,960,000 shares for an aggregate purchase price of $19,600, which includes $4,600 for services that were
rendered to the Company.   During 2000, the Company issued an additional
500,000 shares for an aggregate purchased price of $5,000. The Company continues to engage in no commercial operations at this time. See "Financial Statements".

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

                                  PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ------------------------------------------------------------------

The Company's Common Stock commenced trading in the over-the-counter market during 1987. The last quotation for the Company's Common Stock, which management is aware of, appeared on Nasdaq on October 7, 1991. The Company is currently unaware of any trading market for its Common Stock. The following table sets forth the range of high and low bid quotations for the Company's Common Stock for the period indicated as reported by Nasdaq during the two years prior to October 7, 1991. The below quotations represent prices between dealers and do not include retail mark-up, mark-down or commission. The quotations do not necessarily represent actual transactions.

     Fiscal Period                       High Bid     Low Bid

     1989:
     -----
     First Quarter..................... $ 3.25         $ 2.00
     Second Quarter....................   3.75           1.875
     Third Quarter.....................   2.125          1.625
     Fourth Quarter....................   2.00           1.25

     1990:
     -----
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

As of March 1, 2001, there were approximately 233 record holders of the Company's outstanding Common Stock. Since additional shares of the Company's Common Stock are held for stockholders at brokerage firms and/or clearing houses, the Company was unable to determine the precise number of beneficial owners of its Common Stock as of March 1, 2001.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS OR PLAN OF OPERATIONS
          -----------------------------------------------

The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements including the notes thereto.

During 1998, the Company commenced preparation of all past due Annual Reports on Form 10-KSB and Quarterly Reports on Form 10-QSB, which it was required to file under the 1934 Act. Prior to 1992, the last Annual Report filed by the Company with the Commission was an amended Annual Report for the fiscal year ended December 31, 1990. The December 31, 1990 Amended Annual Report was filed with the Commission on or about August 15, 1991. Prior to 1998, the last Quarterly Report on Form 10-Q filed by the Company with the Commission was a Quarterly Report for the period ended September 30, 1991. The September 30, 1991 Quarterly Report was filed with the Commission on or about December 9, 1991. In order to render itself current with its reporting obligations under the 1934 Act, the Company has filed with the Commission Annual Reports on Form 10-KSB for the years ended December 31, 1991, 1992, 1993, 1994, 1995, 1996, 1997, 1998, and 1999, and Quarterly Reports on Form 10-QSB for the quarterly periods ended March 31, June 30, and September 30, 1992, 1993, 1994, 1995, 1996, 1997, 1998, 1999 and 2000. The Company
has completed and filed with the Commission audited financial statements prepared in accordance with general accepted accounting principles for the fiscal periods ended December 31, 1993, 1994, 1995, 1996, 1997, 1998 and 1999.

In 1991, the Company sold its only operating assets realizing a loss of approximately $1,655,000. The Company has not engaged in any material business activities since and has written off all material assets which it had on its books at December 31, 1991. During November, 1997, the Company sold an aggregate of 3,100,000 shares of Common Stock for aggregate proceeds of $31,000, and agreed to issue 300,000 shares for services rendered (which shares were issued during 1999). During 1999, the Company issued an additional 1,960,000 shares for an aggregate purchase price of $19,600, which includes $4,600 for services that were rendered to the Company. During 2000, the Company issued an additional

500,000 shares for an aggregate purchased price of $5,000. After payment of expenses incurred during the past year, at December 31, 2000, the only asset which the Company possessed was cash in the amount of
$935.  (See "Financial Statements" and "Business".)   The Company plans
to continue to utilize these funds and any other funds obtained through loans or sale of securities to operate and maintain the Company, to continue to fulfill the Company's reporting obligations with the SEC, and to attempt to seek out a suitable business opportunity. As a result of the Company's limited assets and the potential for other presently unforeseeable obstacles, there can be no assurance that the Company will be successful in this effort. See "Business".

Financial Condition
-------------------

At December 31, 2000, the Company had current assets and total assets of $935 as compared to current assets and total assets of $13,261 at December 31, 1999; liabilities of $740 as of December 31, 2000, as compared to liabilities of $5,266 as of December 31, 1999, and a net worth of $195 as of December 31, 2000, as compared to a net worth of $13,261 at December 31, 1999. The decrease in net worth was the result of expenses incurred by the Registrant in connection with keeping the Company current in its periodic filings with the SEC and related operating expenses. See "Business" and "Financial Statements".

Liquidity
---------

Since the Company's operating expenses, in management's opinion, will be minimal during the Company's 2001 fiscal year and until the Company is able to engage in meaningful operations, the Company does not now anticipate a significant liquidity deficiency. It is anticipated that the Company's current management and others will fund the Company's operations, if required, by loans and/or further contributions of capital. The Company has no present commitment that is likely to result in its liquidity increasing or decreasing in any material way. In addition, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

Capital Resources
-----------------

The Company has no material commitments for capital expenditures. The Company knows of no material trends, favorable or unfavorable, in the Registrant's capital resources. The Company has no outstanding credit lines or credit commitments in place and has no current need for financial credit.

Results of Operations
---------------------

The Company has not had any material operations since 1991. The Company had no revenues for the fiscal year ended December 31, 2000. During the fiscal year ended December 31, 2000, the Company incurred expenses in the amount of $12,800 in connection with bringing the Company current in its periodic reporting, and other miscellaneous expenses. During 2000, the Company did not engage in any meaningful operations.

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

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          -----------------------------------------------------------
          AND FINANCIAL DISCLOSURE
          ------------------------

Not applicable.

                                 PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          ----------------------------------------------------
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          ----------------------------------------------------------

The directors and executive officers of the Company as of the date of this report are as follows:


Name                     Age     Position
----                     ---     --------

John P. Little           59      President and Director

Bert L. Gusrae           64      Vice President and Director

David A. Carter          50      Secretary/Treasurer and Director


John P. Little joined the Company in 1991 as a director and has served as President and as a director of the Company since 1992. Mr. Little is also President of Southern Leasing Services, Inc., a private company engaged in equipment leasing with offices in North Palm Beach, Florida. He is also a director of Westmark Group Holdings, Inc., a public company seeking a business combination. From October, 1993 to December, 1997, Mr. Little was also Senior Vice President of Trans-Ocean Investment Corporation, an advisor to individuals and corporations with regard to investment possibilities within Europe. Mr. Little holds the Bachelors of Business Administration degree from the University of Mississippi with emphasis in banking, finance and accounting. Mr. Little also operates a consulting practice providing services to international business investors requiring local contacts and banking practices knowledge, principally in the Carribean basin. In his consulting practice, Mr. Little emphasizes the formation of international business corporations, trusts and other business entities engaged in international business and investments.

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

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

The following table sets forth summary compensation information with respect to compensation paid by the Company to the Chief Executive Officer of the Company ("CEO") and the Company's four most highly compensated executive officers other than the CEO, who were serving as executive officers during the Company's fiscal year ended December 31, 2000.

--------------------------------------------------------------------------------------------------------------------
                                                   SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------
                                    Annual Compensation                     Long-Term Compensation
                               ---------------------------------------    ---------------------------
                                                                             Awards         Payouts
                                                                          ---------------------------
Name and                                                  Other           Restricted                     All
Principal                                                 Annual          Stock      Options/ LTIP       Other
Position              Year     Salary         Bonus(2)    Compensation    Awards     SARS     Payouts    Compensation
---------------------------------------------------------------------------------------------------------------------

John P, Little
  President           2000     $-0-           $-0-        $-0-            -0-        -0-      -0-        -0-

Bert L. Gusrae
 Vice President       2000     $-0-           $-0-        $-0-            -0-        -0-      -0-        -0-

David A. Carter
 Secretary/Treasurer  2000     $-0-           $-0-        $-0-            -0-        -0-      -0-        -0-





ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

The following table sets forth, as of the date of this report, certain information concerning beneficial ownership of the Company's Common Stock by (i) each person known to the Company to own 5% or more of the Company's outstanding Common Stock, (ii) all directors of the Company and (iii) all directors and officers of the Company as a group:


                            Shares
Name and Address            Beneficially             Percent of
of Beneficial Owner         Owned (1)                    Class
-------------------         ------------             ----------

David A. Carter               1,150,000                 15.3%
21218 St. Andrews Blvd.
#642
Boca Raton, Florida 33431

Bert L. Gusrae                1,150,000                 15.3%
21218 St. Andrews Blvd.
#642
Boca Raton, Florida 33431

Alicia M. LaSala                750,000                 10.0%
6674 Serena Lane
Boca Raton, Florida 33433

Leonard Marshall                700,000                  9.3%
21756 Marigot Drive
Boca Raton, Florida 33436

Eugene M. Kennedy               560,000                  7.5%
517 S.W. 1st Avenue
Ft. Lauderdale, FL 33301

MIV, Inc.(2)(3)                 550,000                  7.3%
600 Sandtree Drive
Suite 206-A
Palm Beach Gardens, FL 33403

Austral Financial
Services, Inc.(2)(3)            400,310                  5.3%
600 Sandtree Drive
Suite 206-A
Palm Beach Gardens, FL 33403

Alfred Schiffrin                400,000                  5.3%
6760 S. Grande Drive
Boca Raton, FL 33433

Clearlake Properties, Inc.(4)   400,000                  5.3%
600 Sandtree Drive
Suite 206-A
Palm Beach Gardens, FL 33403

All Directors and Executive
 Officers as a Group
 (3 persons)                  3,250,310                 43.2%
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

(3)  Carole A. Little and John P. Little are husband and wife.

(4)  Clearlake Properties, Inc. is controlled by Gregory D. Little,
     John Little's son.  John Little disclaims any beneficial ownership of these shares.
______________________




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

In addition, since the Closing Date, the Buyers and others have provided additional sufficient funds in the form of equity investment to ensure the Company's viability and permit the Company to continue its limited operations and pursue business opportunities, including a possible business combination, merger or similar transaction. During 1999, the Company issued an additional 1,960,000 shares for an aggregate purchase price of $19,600, which includes $4,600 for services that were rendered to the Company. During 2000, the Company issued an additional 500,000 shares for an aggregate purchase price of $5,000. The Company continues to engage in no commercial operations at this time. See "Financial Statements".

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

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


(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000.

                                 SIGNATURES


In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TELE-OPTICS, INC.



Dated: March 15, 2001          By:/s/John P. Little
                                  -------------------------
                                  John P. Little, President
                                  and Director



In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                  Capacity              Date
---------                  --------              ----


/s/John P. Little          President             March 15, 2001
-----------------           and Director
John P. Little


/s/Bert L. Gusrae          Vice President        March 15, 2001
-----------------           and Director
Bert L. Gusrae


/s/David A. Carter         Secretary/Treasurer   March 15, 2001
-----------------           and Director
David A. Carter

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

                                  EXHIBITS

                                    TO

                                FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                   _______________________________

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                    OF

                            TELE-OPTICS, INC.

                        INDEX TO FINANCIAL STATEMENTS
                        -----------------------------


Independent Auditor's Report...........................F-2

Balance Sheet..........................................F-3

Statements of Operations...............................F-4

Statements of Shareholders' Equity.....................F-5

Statements of Cash Flows...............................F-6

Notes to Financial Statements..........................F-7

                        INDEPENDENT AUDITOR'S REPORT
                        ----------------------------


To the Board of Directors and Shareholders
Tele-Optics, Inc.
Boca Raton, Florida

I have audited the accompanying balance sheet of Tele-Optics, Inc. as of December 31, 2000, and the related statements of operations, shareholders' equity, and cash flows for the two years then ended.
These financial statements are the responsibility of the management.
My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tele-Optics, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note E to the financial statements, the Company has sustained recurring operating losses and has minimal assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note E. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Thomas W. Klash
Certified Public Accountant
Hollywood, Florida
January 31, 2001

                              TELE-OPTICS, INC.
                       (A Development Stage Company)
                               BALANCE SHEET
                             DECEMBER 31, 2000



                                   ASSETS
                                   ------

CURRENT ASSETS:
  Cash                                                    $       935
                                                           ==========



                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                        $       740
                                                           ----------
SHAREHOLDERS' EQUITY:
  Common stock, par value $.001;
     Authorized 100,000,000 shares;
     issued and outstanding
     7,500,000 shares                                           7,500
  Additional paid-in capital                                1,755,454
  Accumulated deficit - prior operating                    (1,707,209)
  Deficit accumulated during
     development stage                                        (55,550)
                                                           ----------
     TOTAL SHAREHOLDERS' EQUITY                                   195
                                                           ----------
     TOTAL LIABILITIES AND EQUITY                         $       935
                                                           ==========


See accompanying notes to financial statements.

                               TELE-OPTICS, INC.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                            Cumulative
                                                            Development
                                                            Stage
                                    2000          1999      Amounts
                                 ---------     ---------    -----------

REVENUES                         $      -      $      -     $      -


COSTS AND EXPENSES                   12,800        42,750       55,550
                                  ---------     ---------    ---------
NET (LOSS)                       $  (12,800)   $  (42,750)  $  (55,550)
                                  =========     =========    =========
NET (LOSS) PER COMMON SHARE      $      -      $     (.01)  $     (.01)
                                  =========     =========    =========
AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING             7,205,480     4,984,000    6,095,456
                                  =========     =========    =========


See accompanying notes to financial statements.

                               TELE-OPTICS, INC.
                        (A Development Stage Company)
                      STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

                                  Common Stock
                                $.001 Par Value           Additional
                           Authorized 100,000,000 Shares   Paid-In      Treasury        Accumulated
                              Shares           Amount      Capital      Stock            (Deficit)       Total
                              ------           ------     ----------    --------        -----------    ----------

Balance - January 1, 1999     4,470,000        $ 47,400   $ 1,863,042    $(175,088)     $(1,707,209)   $   28,145

Issuance of common stock
  for services                  300,000           3,000          -            -               -             3,000

Reduction in par value per
  share from $.01 to $.001          -           (45,360)       45,360         -               -              -

Issuance of common stock
  for cash                    1,500,000           1,500        13,500         -               -            15,000

Issuance of common stock
  for services                  460,000             460         4,140         -               -             4,600

Cancellation of treasury
  stock                             -              -         (175,088)     175,088            -              -

Net (loss) for 1999                 -              -             -            -             (42,750)      (42,750)
                              ---------         -------   -----------   ----------      -----------     ---------
Balance - December 31, 1999   7,000,000           7,000     1,750,954         -          (1,749,959)        7,995

Issuance of common stock
  for cash                      500,000             500         4,500         -               -             5,000

Net (loss) for 2000                 -              -             -            -             (12,800)      (12,800)
                              ---------         -------   -----------   ----------      -----------     ---------
Balance - December 31, 2000   7,500,000         $ 7,500   $ 1,755,464   $     -         $(1,762,759)    $     195
                              =========         =======   ===========   ==========      ===========     =========


Note: Accumulated deficit reflected in
      accompanying balance sheet as:     Accumulated Deficit - prior operating             $(1,707,209)
                                         Deficit Accumulated during Development Stage      $   (55,550)
                                                                                           -----------
                                                                                           $(1,762,759)
                                                                                           ===========




See accompanying notes to financial statements

                                TELE-OPTICS, INC.
                         (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                       Cumulative
                                                                       Development
                                           2000           1999         Stage Amounts
                                         ---------      ---------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                             $  (12,800)    $  (42,750)    $  (55,550)
  Adjustments to reconcile net
     (loss) to net cash used in
     operating activities:
       Increase (decrease) in
         accounts payable                    (4,526)         5,266            740
       Stock issued for services                -            7,600          7,600
                                         ----------     ----------     ----------
  Net cash used in
    operating activities                    (17,326)       (29,884)       (47,210)
                                         ----------     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock                        5,000         15,000         20,000
                                         ----------     ----------     ----------
  Net cash provided by (used in)
     financing activities                     5,000         15,000         20,000
                                         ----------     ----------     ----------

Net (Decrease) in cash                      (12,326)       (14,884)       (27,210)

CASH - BEGINNING                             13,261         28,145         28,145
                                         ----------     ----------     ----------
CASH - ENDING                            $      935     $   13,261     $      935
                                         ==========     ==========     ==========

See accompanying notes to financial statements.

                               TELE-OPTICS, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 2000


NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

          Operations - Tele-Optics, Inc. (the "Company") was incorporated in the state of Delaware on December 31, 1986. In 1987, the Company issued shares of its common stock pursuant to a public offering. The Company was engaged in the manufacture of optical products until 1991 when all assets and operations were sold.

          The Company was inactive from 1992 through 1998. Since 1999, the Company has devoted its activities to raising capital, becoming current on all previously delinquent regulatory reporting obligations, and seeking to effect a merger or acquisition with a company that management believes to have significant growth potential. Accordingly, the Company is classified as a Development Stage Company, effective January 1, 1999.

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

NOTE B -  COMMON STOCK TRANSACTIONS
          -------------------------

          Treasury Stock - In November, 1988, the Company purchased 50,000 of its $.01 par value common stock in the open market for $175,088. The acquired shares decreased common stock outstanding for financial statement purposes.

          During 1999, the Company cancelled the shares acquired. Cost of shares acquired and cancelled was offset against additional paid-in capital in the accompanying statement of shareholders' equity.

          Common Stock - In October, 1999, the Company's Board of Directors authorized an amendment of the Company's Certificate of Incorporation to increase the authorized common stock from 5,000,000 shares, $.01 par value to 100,000,000 shares, $.001 par value.

NOTE C -  RELATED PARTY TRANSACTIONS
          --------------------------

          Occupancy and Administrative Costs - For 1999 and 2000, certain of the Company's administrative costs were paid by certain shareholders and other affiliated entities. The financial statements do not include these costs. No estimate has been made as to the effect these costs would have on reported results of operations.

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

          The Company's net operating loss carryforward of approximately $1,658,000 may be carried forward through the year 2016 for tax purposes, to offset taxable income.

NOTE E -  GOING CONCERN UNCERTAINTY
          -------------------------

          The Company has sustained recurring operating losses and has minimal assets. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans regarding this uncertainty is to raise additional working capital and to seek potential merger candidates.