Form 10QSB
period 2001-03-31
TELE OPTICS INC
filed 2001-05-14
CIK 813565

U.S. Securities and Exchange Commission

                           Washington, DC 20549

                                Form 10-QSB

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 2001

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from ---- to ----


                     Commission File number 0-161470
                                            --------

                            TELE-OPTICS, INC.
   -----------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

         Delaware                               65-0008442
-------------------------------              --------------------
(State of other jurisdiction of              (I.R.S. Employer
incorporation or organization)                Identification No.)

            21218 St. Andrews Boulevard, #642, Boca Raton, FL 33433
            -------------------------------------------------------
            (Address of principal executive office and zip code)

                              (561) 360-4951
                        --------------------------
                       (Issuer's telephone number)

          -----------------------------------------------------
          (Former name, former address, and former fiscal year,
                      if changed since last report)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least
the past 90 days.  Yes  X    No
                       ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     On May 8, 2000, there were 7,500,000 shares of the Registrant's Common Stock issued and outstanding.

                              TELE-OPTICS, INC.

                                  INDEX

PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Accountant's Report

               Balance Sheet - March 31, 2001 (unaudited) and
               December 31, 2000

               Statement of Operations - Three months ended March 31, 2001 and 2000 (unaudited).

               Statement of Cash Flows - Three months ended March 31, 2001 and 2000 (unaudited).

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

SIGNATURES

                        TELE-OPTICS, INC.

                  PART I - FINANCIAL INFORMATION

Item I.   Financial Statements
          --------------------

                              TELE-OPTICS, INC.
                        (A Development Stage Company)
                               BALANCE SHEET

                                         March 31,   December 31,
                                           2001         2000
                                       ------------  ------------
                                       (Unaudited)
                    ASSETS

Current Assets
     Cash                              $     3,264   $       935
                                        ==========    ==========


       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                     $       635   $       740
  Notes payable - stockholders               4,800           -
                                        ----------    ----------
       Total Current Liabilities             5,435           740

Stockholders' Deficit
 Common stock, $.001 par value,
 100,000,000 shares authorized,
 7,500,000 shares issued and
 outstanding                                 7,500         7,500
Additional paid-in capital               1,755,454     1,755,454
Deficit accumulated during
 development stage                         (57,916)      (55,550)
Accumulated deficit
 - from operations                      (1,707,209)   (1,707,209)
                                        ----------    ----------
  Total Stockholders'
   Equity (Deficit)                         (2,171)          195
                                        ----------    ----------
  Total Liabilities and
   Stockholders' Equity (Deficit)      $     3,264   $       935
                                        ==========    ==========


                              TELE-OPTICS, INC.
                        (A Development Stage Company)
                           STATEMENT OF OPERATIONS
                THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                (UNAUDITED)


                                                               Cumulative
                                                               Development
                                   March 31,      March 31,       Stage
                                     2001           2000          Amounts
                                  ----------     ----------    ------------

Revenues                           $     -        $       -    $       -

Administrative Expenses                2,366          4,973        57,916
                                   ---------      ---------     ---------

Net income (loss)                  $  (2,366)     $  (4,973)   $  (57,916)
                                   =========      =========    ==========
Basic net loss per
  common share                     $       -      $       -    $        -
                                   ---------      ---------    ----------
Basic weighted average
  common shares outstanding        7,500,000      7,000,000     6,249,425
                                   =========      =========     =========

See accompanying notes to financial statements.

                              TELE-OPTICS, INC.
                        (A Development Stage Company)
                           STATEMENT OF CASH FLOWS
                THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                (UNAUDITED)


                                                                    Cumulative
                                                                    Development
                                        March 31,      March 31,       Stage
                                          2001           2000         Amounts
                                       ----------     ----------    -----------

CASH FLOWS FROM
  OPERATING ACTIVITIES:
  Net loss                              $  (2,366)     $  (4,973    $ (57,916)
  Adjustments to reconcile
    net loss to net cash used
    in operating activities:
      Increase (decrease) in
        accounts payable                     (105)          (861)         635
      Stock issued for services               -              -          7,600
                                       ----------     ----------    ---------

    Net cash used in
       operating activities                (2,471)        (5,834)     (49,681)
                                       ----------     ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loans
    from stockholders                       4,800            -          4,800
  Sale of common stock                        -              -         20,000
                                       ----------     ----------    ---------

     Net cash provided by
       financing activities                 4,800            -         24,800
                                       ----------     ----------    ---------

NET INCREASE (DECREASE) IN CASH             2,329         (5,834)     (24,881)

CASH - BEGINNING OF PERIOD                    935         13,261       28,145
                                       ----------     ----------    ---------

CASH - END OF PERIOD                   $    3,264     $    7,427    $   3,264
                                       ==========     ==========    =========


See accompanying notes to financial statements.

NOTE 1 -  BASIS OF PRESENTATION
          ---------------------

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

          The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 -  INCOME TAXES
          ------------

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

     As indicated above, management has determined that the Company's business plan during the next twelve (12) months is primarily to seek one or more potential businesses which may, in the opinion of management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses which may be available to it will be extremely limited. In seeking to attain its business objective, the Company will not restrict its search to any particular industry. Rather, the Company may investigate businesses of essentially any kind or nature, including but not limited to, finance, high technology, manufacturing, service, sports, research and development, communications, insurance, brokerage, transportation and others. Not withstanding the foregoing, management does not intend to become involved with a company which is an "investment company" under the Investment Company Act of 1940, or with a company which may be deemed an "investment advisor" under the Investment Advisors Act of 1940.

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

     Since the Company's operating expenses, in management's opinion, will be minimal during the next twelve (12) months or until the Company is able to engage in meaningful operations, the Company does not anticipate a liquidity deficiency. It is anticipated that the Company's current management and others will fund the Company's operations, if required, by loans and/or contributions of capital. The Company has no present commitment that is likely to result in its liquidity increasing or decreasing in any material way. In addition, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.
The Company has no material commitments for capital expenditures. The Company knows of no material trends, favorable or unfavorable, in the Registrant's capital resources. The Company has no outstanding credit lines or credit commitments in place and has no current need or financial credit.

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

          Not Applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          Not Applicable

Item 5.   OTHER INFORMATION
          -----------------

          During the first quarter ended March 31, 2001, certain officers, directors and shareholders loaned the Company at total of $4,800.00. The funds have been added to the working capital of the Company.

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


                                        TELE-OPTICS, INC.

Dated: May 11, 2001                  By:/s/ John P. Little
                                        --------------------------
                                        John P. Little, President