Form 10QSB
period 2001-06-30
TELE OPTICS INC
filed 2001-08-01
CIK 813565

U.S. Securities and Exchange Commission

                           Washington, DC 20549


                               Form 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended June 30, 2001
                                             -------------

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____ to ____


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

     Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at
least the past 90 days.  Yes  [X]    No [_]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     On August 1, 2001, there were 8,000,000 shares of the Registrant's Common Stock issued and outstanding.

                             TELE-OPTICS, INC.

                                   INDEX

PART I.    FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Accountant's Report

            Balance Sheet - June 30, 2001 (Unaudited) and December 31, 2000

            Statement of Operations - Three months and six months ended June 30, 2001 and 2000 (Unaudited).

            Statement of Cash Flows - Three months and six months ended June 30, 2001 and 2000 (Unaudited).

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

SIGNATURES

                              TELE-OPTICS, INC.


                       PART I - FINANCIAL INFORMATION


Item I.   Financial Statements
          --------------------

                             TELE-OPTICS, INC.
                       (A Development Stage Company)
                               BALANCE SHEET
                                (Unaudited)


                              ASSETS
                              ------
                                               June 30,       December 31,
                                                 2001              2000
                                              -----------     ------------
                                              (Unaudited)
Current Assets
  Cash                                        $     8,388     $       935
                                              ===========     ===========


               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current Liabilities
  Accounts payable                            $         -     $       740
  Notes payable - stockholders                      4,800               -
                                              -----------     -----------
    Total Current Liabilities                       4,800             740
                                              -----------     -----------
Stockholders' Equity
  Common stock, $.001 par value,
    100,000,000 shares authorized,
    8,000,000 shares issued
    and outstanding as of
    June 30, 2001 and 7,500,000
    shares issued and outstanding
    as of December 31, 2000                         8,000           7,500
Additional paid-in capital                      1,764,954       1,755,454
Deficit accumulated during
  development stage                               (62,157)        (55,550)
Accumulated deficit
  - from operations                            (1,707,209)     (1,707,209)
                                              -----------     -----------
     Total Stockholders' Equity                     3,588             195
                                              -----------     -----------
     Total Liabilities
     and Stockholders' Equity                 $     8,388     $       935
                                              ===========     ===========



See accompanying notes to financial statements.

                                TELE-OPTICS, INC.
                          (A Development Stage Company)
                            STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                                         Cumulative
                                 Three Months Ended             Six Months Ended         Development
                                       June 30,                       June 30,           Stage
                                 2001           2000           2001           2000       Amounts
                              -----------    -----------    -----------    -----------   -----------

Revenues                      $         -    $         -    $         -    $         -   $         -

Administrative Expenses             4,241          3,421          6,607          8,394        62,157
                              -----------    -----------    -----------    -----------   -----------
Net income (loss)             $    (4,241)   $    (3,421)   $    (6,607)   $    (8,394)  $   (62,157)
                              ===========    ===========    ===========    ===========   ===========

Basic net loss
  per common share            $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)  $     (0.01)

Basic weighted average
 common shares outstanding      7,670,330      7,000,000      7,585,636      7,000,000     6,339,540
                              ===========    ===========    ===========    ===========   ===========




See accompanying notes to financial statements.

                               TELE-OPTICS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Cumulative
                                      Three Months Ended             Six Months Ended         Development
                                            June 30,                       June 30,           Stage
                                      2001           2000           2001           2000       Amounts
                                   -----------    -----------    -----------    -----------   -----------

CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net loss                          $    (4,241)   $    (3,421)   $    (6,607)   $    (8,394)  $   (62,157)
   Adjustments to reconcile
   net loss to net cash used
   in operating activities:
     Increase (decrease)
       in accounts payable                (635)        (3,560)          (740)        (4,421)            -
     Stock issued for services               -              -              -              -         7,600
                                   -----------    -----------    -----------    -----------   -----------
       Net cash used in
       operating activities             (4,876)        (6,981)        (7,347)       (12,815)      (54,557)
                                   -----------    -----------    -----------    -----------   -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Proceeds from loans from
    stockholders                             -              -          4,800              -         4,800
  Proceeds from sale
    of common stock                     10,000              -         10,000              -        30,000
                                   -----------    -----------    -----------    -----------   -----------
       Net cash provided by
       financing activities             10,000              -         14,800              -        34,800
                                   -----------    -----------    -----------    -----------   -----------

NET INCREASE (DECREASE)
  IN CASH                                5,124         (6,981)         7,453        (12,815)      (19,757)

CASH - BEGINNING OF PERIOD               3,264          7,427            935         13,261        28,145
                                   -----------    -----------    -----------    -----------   -----------
CASH - END OF PERIOD               $     8,388    $       446    $     8,388    $       446   $     8,388
                                   ===========    ===========    ===========    ===========   ===========




See accompanying notes to financial statements

                              TELE-OPTICS, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                               June 30, 2001

NOTE 1 -  BASIS OF PRESENTATION
          ---------------------

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

NOTE 2 -  STOCK TRANSACTIONS
          ------------------

          On May 30, 2001, the Company sold 500,000 shares of common stock at $0.02 per share for $10,000.

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

          (b) On June 26, 2001, the Company filed a Report on Form 8-K announcing the Company's change of accountants from Thomas W. Klash, CPA to Grassano Accounting, P.A.

                               SIGNATURES
                               ----------

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TELE-OPTICS, INC.


Dated: August 1, 2001                By:  /s/ John P. Little
                                        --------------------------
                                        John P. Little, President