Form 10QSB
period 2001-09-30
TELE OPTICS INC
filed 2001-11-06
CIK 813565

U.S. Securities and Exchange Commission

                      Washington, DC 20549


                          Form 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended September 30, 2001
                                        ------------------

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from _____ to ______


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

     On October 31, 2001, there were 8,000,000 shares of the Registrant's Common Stock issued and outstanding.

                              TELE-OPTICS, INC.

                                    INDEX

PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Accountant's Report

               Balance Sheet - September 30, 2001 (Unaudited) and
               December 31, 2000

               Statement of Operations - Three months and nine months ended September 30, 2001 and 2000 (Unaudited).

               Statement of Cash Flows - Nine months ended September 30, 2001 and 2000 (Unaudited).

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

                          TELE-OPTICS, INC.


                  PART I - FINANCIAL INFORMATION


Item I.   Financial Statements
          --------------------

                          TELE-OPTICS, INC.
                    (A Development Stage Company)
                            BALANCE SHEET
                             (Unaudited)

                              ASSETS
                              ------

                                   September 30,    December 31,
                                       2001             2000
                                   -------------    ------------
                                    (Unaudited)

Current Assets
  Cash                             $     6,369      $       935
                                   ===========      ===========


               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current Liabilities
  Accounts payable                 $       -        $       740
  Notes payable - stockholders           4,800              -
                                   -----------      -----------
     Total Current Liabilities           4,800              740
                                   -----------      -----------

Stockholders' Equity
  Common stock, $.001 par value,
   100,000,000 shares authorized,
   8,000,000 shares issued and
   outstanding as of September 30,
   2001 and 7,500,000 shares
   issued and outstanding
   as of December 31, 2000               8,000            7,500
Additional paid-in capital           1,764,954        1,755,454
Deficit accumulated during
  development stage                     (64,176)         (55,550)
Accumulated deficit
  - from operations                 (1,707,209)      (1,707,209)
                                   -----------      -----------
     Total Stockholders' Equity          1,569              195
                                   -----------      -----------
     Total Liabilities
      and Stockholders' Equity     $     6,369      $       935
                                   ===========      ===========



See accompanying notes to financial statements.

                             TELE-OPTICS, INC.
                        (A Development Stage Company)
                           STATEMENT OF OPERATIONS
                                 (UNAUDITED)


                                                                                          Cumulative
                                  Three Months Ended            Nine Months Ended         Development
                                     September 30,                 September 30,          Stage
                                  2001           2000           2001           2000       Amounts
                              ------------   ------------   -----------    -----------    -----------

Revenues                      $      -       $      -       $      -       $      -       $      -

Administrative Expenses            2,019          1,878          8,265         10,272         64,176
                              ----------     ----------     ----------     ----------     ----------
Net income (loss)             $   (2,019)    $   (1,878)    $   (8,265)    $  (10,272)    $  (64,176)
                              ==========     ==========     ==========     ==========     ==========

Basic net loss
  per common share            $    (0.00)    $    (0.00)    $    (0.00)    $    (0.00)    $    (0.01)

Basic weighted average
 common shares outstanding     8,000,000      7,298,913      7,725,275      7,101,852      6,702,644
                              ==========     ==========     ==========     ==========     ==========








See accompanying notes to financial statements.

                              TELE-OPTICS, INC.
                        (A Development Stage Company)
                           STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                                          Cumulative
                                  Three Months Ended            Nine Months Ended         Development
                                     September 30,                 September 30,          Stage
                                  2001           2000           2001           2000       Amounts
                              ------------   ------------   -----------    -----------    -----------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net loss                    $   (2,019)    $   (1,878)    $   (8,626)    $  (10,272)    $  (64,176)

   Adjustments to reconcile
   net loss to net cash used
   in operating activities:

    Increase (decrease)
      in accounts payable            -             (346)          (740)        (4,767)           -

    Stock issued for services        -              -              -              -            7,600
                              ----------     ----------     ----------     ----------     ----------
     Net cash used in
      operating activities        (2,019)        (2,224)        (9,366)       (15,039)       (56,576)
                              ----------     ----------     ----------     ----------     ----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Proceeds from loans from
    stockholders                     -               -           4,800            -            4,800
  Proceeds from sale
    of common stock                  -            5,000         10,000          5,000         30,000
                              ----------     ----------     ----------     ----------     ----------
     Net cash provided by
      financing activities           -            5,000         14,800          5,000         34,800
                              ----------     ----------     ----------     ----------     ----------

NET INCREASE (DECREASE)
  IN CASH                         (2,019)         2,776          5,434        (10,039)       (21,776)

CASH - BEGINNING OF PERIOD         8,388            446            935         13,261         28,145
                              ----------     ----------     ----------     ----------     ----------
CASH - END OF PERIOD          $    6,369     $    3,222     $    6,369     $    3,222     $    6,369
                              ==========     ==========     ==========     ==========     ==========




See accompanying notes to financial statements

                           TELE-OPTICS, INC.
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
                           September 30, 2001


NOTE 1 -  BASIS OF PRESENTATION
          ---------------------

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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


NOTE 2 - STOCK TRANSACTIONS
         ------------------

       On May 30, 2001, the Company sold 500,000 shares of common stock for $0.02 per share.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION
          --------------------------------------------------------------

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

          (b) There were no reports filed on Form 8-K for the period covered by this Report.

                           SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TELE-OPTICS, INC.


Dated: October 31, 2001              By:/s/ John P. Little
                                        --------------------------
                                        John P. Little, President