Form 10KSB
period 2001-12-31
TELE OPTICS INC
filed 2002-03-26
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                          FORM 10-KSB

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001


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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.     Yes  [x]   No    [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $-0-

The aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing sales price for the common stock of $-0- per share on March 15, 2002 was $-0-.

As of March 15, 2002, there were 8,000,000 shares of the Registrant's Common Stock issued and outstanding.

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

Item 1.  Business......................................... 3

Item 2.  Properties....................................... 6

Item 3.  Legal Proceedings................................ 6

Item 4.  Submission of Matters to a
           Vote of Security Holders....................... 6

PART II

Item 5.  Market for Company's Common Equity
           And Related Stockholder Matters................ 7

Item 6.  Management's Discussion and
           Analysis or Plan of Operations................. 8

Item 7.  Financial Statements and Supplementary Data...... 9

Item 8.  Change in and Disagreements
           with Accountants on Accounting
           and Financial Disclosure....................... 9

PART III

Item 9.  Directors, Executive Officers, Promoters
           and Control Persons; Compliance with
           Section 16(a) of the Exchange Act.............. 10

Item 10. Executive Compensation........................... 11

Item 11. Security Ownership of Certain
           Beneficial Owners and Management............... 11

Item 12. Certain Relationships and Related Transactions... 12

Item 13. Exhibits, Financial Statement
           Schedules and Reports on Form 8-K.............. 13

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

On November 21, 1997, (the "Closing Date"), new investors, including the Company's current management (the "Buyers"), completed the purchase of an aggregate of 3,100,000 shares of the Company's Common Stock (the "Purchased Shares"), representing approximately sixty-two (62%) percent of the Company's then issued and outstanding Common Stock as of the Closing Date. The Purchased Shares were acquired from the authorized but previously unissued shares of the Company's Common Stock. As part of the aggregate purchase price for the Purchased Shares, the Buyers agreed to pay certain obligations of the Company, including certain past due and current accounting and legal fees, stock transfer agent fees, franchise taxes, state and federal taxes, and other expenses incurred or to be incurred in connection with bringing the Company current with respect to reporting obligations under the Securities and Exchange Act of 1934 (the "Act"). As a result, the Company has filed certain disclosure documents with the Securities and Exchange Commission ("SEC"), including Annual Reports on Form 10-KSB and Quarterly Reports on Form 10-QSB. Simultaneously with the acquisition of the Purchased Shares, an additional 300,000 shares of the Company's Common Stock was acquired by a member of the law firm which represented the Company in connection with the transaction. Such shares were issued during 1999. See "Financial Statements"

In addition, since the Closing Date, the Buyers and others have provided additional sufficient funds in the form of equity investment and loans to ensure the Company's viability and permit the Company to continue its limited operations and pursue business opportunities, including a possible business combination, merger or similar transaction. During 1999, the Company issued an additional 1,960,000 shares for an aggregate purchase price of $19,600, which includes $4,600 for services that were rendered to the Company. During 2000 and 2001, the Company issued an additional 1,000,000 shares for an aggregate purchased price of $15,000. The Company continues to engage in no commercial operations at this time. See "Financial Statements".

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

Not applicable.

                             PART II


ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS
          ----------------------------------------------------------

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

     Fiscal Period                     High Bid        Low Bid
     -------------                     --------        --------

     1989:
     ----
     First Quarter..................... $ 3.25         $ 2.00
     Second Quarter....................   3.75           1.875
     Third Quarter.....................   2.125          1.625
     Fourth Quarter....................   2.00           1.25

     1990:
     ----
     First Quarter..................... $ 1.875        $ 1.125
     Second Quarter....................   1.875          0.8125
     Third Quarter.....................   0.875          0.3125
     Fourth Quarter....................   0.375          0.025

     1991:
     ----
     First Quarter..................... $ 0.625        $ 0.25
     Second Quarter....................   0.6875         0.50
     Third Quarter.....................   0.5625         0.34375
     Fourth Quarter
         (through October 7, 1991).....   0.0625         0.03125



To the best of the Company's knowledge the last available quotations for its Common Stock appeared in the Nasdaq System on October 7, 1991. High and low bid prices were 1/16 and 1/32 respectively, on that date.

As of March 15, 2002, there were approximately 237 record holders of the Company's outstanding Common Stock. Since additional shares of the Company's Common Stock are held for stockholders at brokerage firms and/or clearing houses, the Company was unable to determine the precise number of beneficial owners of its Common Stock as of March 15, 2002.

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

Financial Condition
-------------------

At December 31, 2001, the Company had current assets and total assets of $3,614 as compared to current assets and total assets of $935 at December 31, 2000; liabilities of $4,800 as of December 31, 2001, as compared to liabilities of $740 as of December 31, 2000, and a net worth of $(1,186) as of December 31, 2001, as compared to a net worth of $195 at December 31, 2000. The decrease in net worth was the result of expenses incurred by the Registrant in connection with keeping the Company current in its periodic filings with the SEC and related operating expenses. See "Business" and "Financial Statements".

Liquidity
---------

Since the Company's operating expenses, in management's opinion, will be minimal during the Company's 2002 fiscal year and until the Company is able to engage in meaningful operations, the Company does not now anticipate a significant liquidity deficiency. It is anticipated that the Company's current management and others will fund the Company's operations, if required, by loans, forgiveness of loans, and/or further contributions of capital. The Company has no present commitment that is likely to result in its liquidity increasing or decreasing in any material way. In addition, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

Capital Resources
-----------------

The Company has no material commitments for capital expenditures. The Company knows of no material trends, favorable or unfavorable, in the

Registrant's capital resources. The Company has no outstanding credit lines or credit commitments in place and has no current need for financial credit.

Results of Operations
---------------------

The Company has not had any material operations since 1991. The Company had no revenues for the fiscal year ended December 31, 2001. During the fiscal year ended December 31, 2001, the Company incurred expenses in the amount of $11,381 in connection with bringing the Company current in its periodic reporting, and other miscellaneous expenses. During 2001, the Company did not engage in any meaningful operations.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------------------------------

The Company changed accountants from Thomas W. Klash, CPA to
Grassano Accounting, P.A. The Company terminated Thomas W. Klash, CPA by resolution by the Company's Board of Directors dated June 26, 2001. The report of Thomas W. Klash, CPA on the Company's financial statements for the fiscal year ended December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except for a going concern uncertainty.

In connection with the audit of the Company's financial statements for the fiscal year ended December 31, 2000, and in the subsequent interim period, there were no disagreements, disputes, or differences of opinion with Thomas W. Klash, CPA on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Thomas W. Klash, CPA would have caused Thomas W. Klash, CPA to make reference to the matter in its report.

                             PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          --------------------------------------------------------------

The directors and executive officers of the Company as of the date of this report are as follows:


Name                     Age     Position
----                     ---     --------

John P. Little           60      President and Director

Bert L. Gusrae           65      Vice President and Director

David A. Carter          51      Secretary/Treasurer and Director


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


ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth summary compensation information with respect to compensation paid by the Company to the Chief Executive Officer of the Company ("CEO") and the Company's four most highly compensated executive officers other than the CEO, who were serving as executive officers during the Company's fiscal year ended December 31, 2001.



                       SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------
                             Annual Compensation                Long-Term Compensation
                          --------------------------------- ------------------------------
                                                                         Awards                  Payments
Name of                                                     ----------------------------------   --------
Individual                                        Other     Restricted       Securities
and Principal                                     Annual      Stock          Underlying           LTIP      All Other
Position          Year    Salary     Bonus     Compensation   Awards     Award(s)  Options/SARs   Payouts   Compensation
------------------------------------------------------------------------------------------------------------------------

John P, Little
  President       2001    $-0-       $-0-          $-0-        -0-         -0-           -0-        -0-

Bert L. Gusrae
 Vice President   2001    $-0-       $-0-          $-0-        -0-         -0-           -0-        -0-

David A. Carter
 Secretary/
  Treasurer        2001   $-0-       $-0-          $-0-        -0-         -0-           -0-        -0-





ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
          ---------------------------------------------------

The following table sets forth, as of the date of this report, certain information concerning beneficial ownership of the Company's Common Stock by (i) each person known to the Company to own 5% or more of the Company's outstanding Common Stock, (ii) all directors of the Company and (iii) all directors and officers of the Company as a group:

                            Shares
Name and Address            Beneficially              Percent of
of Beneficial Owner         Owned (1)                    Class
-------------------         ------------              ----------

David A. Carter               1,150,000                 14.375%
21218 St. Andrews Blvd.
#642
Boca Raton, Florida 33431

Bert L. Gusrae                1,150,000                 14.375%
21218 St. Andrews Blvd.
#642
Boca Raton, Florida 33431

Alicia M. LaSala                750,000                  9.375%
6674 Serena Lane
Boca Raton, Florida 33433

Leonard Marshall                700,000                  8.75%
21756 Marigot Drive
Boca Raton, Florida 33436

Eugene M. Kennedy               560,000                  7.0%
517 S.W. 1st Avenue
Ft. Lauderdale, FL 33301

MIV, Inc.(2)(3)                 550,000                  6.875%
600 Sandtree Drive
Suite 206-A
Palm Beach Gardens, FL 33403

Austral Financial
Services, Inc.(2)(3)            400,310                  5.0%
600 Sandtree Drive
Suite 206-A
Palm Beach Gardens, FL 33403

Alfred Schiffrin                400,000                  5.0%
6760 S. Grande Drive
Boca Raton, FL 33433

Clearlake Properties, Inc.(4)   400,000                  5.0%
600 Sandtree Drive
Suite 206-A
Palm Beach Gardens, FL 33403

All Directors and Executive
 Officers as a Group
 (3 persons)                  3,250,310                 40.625%
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

(3)  Carole A. Little and John P. Little are husband and wife.

(4) Clearlake Properties, Inc. is controlled by Gregory D. Little, John and Carole Little's son. John and Carole Little disclaim any beneficial ownership of these shares.
______________________



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

Not applicable.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K
          ------------------------------------------------------


(a)(3) The following Exhibits are incorporated as part of this report

    3.1   Certificate of Incorporation[1]

    3.2   By-laws[1]

    3.3 Form of certificate evidencing shares of Common Stock[1]

________________


[1]     Filed as an exhibit to the Company's Registration
        Statement on Form S-18 (File No: 33-13609-A) and incorporated herein by reference.


(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 2001.

                          SIGNATURES


In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TELE-OPTICS, INC.



Dated: March 15, 2002          By:_/s/John P. Little______________
                                  John P. Little, President
                                  and Director



In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                  Capacity              Date
---------                  --------              ----


/s/John P. Little          President             March 15, 2002
John P. Little             and Director


/s/Bert L. Gusrae          Vice President        March 15, 2002
Bert L. Gusrae             and Director


/s/David A. Carter         Secretary/Treasurer   March 15, 2002
David A. Carter             and Director

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

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                               OF

                       TELE-OPTICS, INC.

                  INDEX TO FINANCIAL STATEMENTS
                  -----------------------------







Independent Auditor's Report...........................F-2

Balance Sheet..........................................F-3

Statements of Operations...............................F-4

Statements of Stockholders' Equity.....................F-5

Statements of Cash Flows...............................F-6

Notes to Financial Statements..........................F-7

                  INDEPENDENT AUDITOR'S REPORT
                  ----------------------------


To the Board of Directors
Tele-Optics, Inc.
(A Development Stage Enterprise)
Boca Raton, Florida

We have audited the accompanying balance sheet of Tele-Optics, Inc. (a development stage enterprise) as of December 31, 2001 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 and for the period from January 1, 1999 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Tele-Optics, Inc. (a development stage enterprise) as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period from January 1, 1999 (date of inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 6 to the financial statements, the Company is in the development stage and will require a significant amount of capital to commence its planned principal operations and proceed with its business plan. As of the date of these financial statements, an insignificant amount of capital has been raised, and as such there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations and/or implement its business plan. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                               /s/  Grassano Accounting, P.A.

Boca Raton, Florida
March 8, 2002

                        TELE-OPTICS, INC.
                  (A Development Stage Company)
                          BALANCE SHEET
                        DECEMBER 31, 2001



                              ASSETS
                              ------
                                                               December 31,
                                                                   2001
                                                               ------------

CURRENT ASSETS:
  Cash                                                         $     3,614
                                                               -----------
    Total Current Assets                                             3,614
                                                               -----------
     TOTAL ASSETS                                              $     3,614
                                                               ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
          ----------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                               $       -
  Accrued interest payable                                             320
  Notes Payable - stockholders                                       4,800
                                                               -----------
    TOTAL CURRENT LIABILITIES                                        5,120
                                                               -----------


SHAREHOLDERS' EQUITY:
  Common stock,$.001 par value;
    100,000,000 shares authorized;
     8,000,000 shares issued and
     outstanding at December 31, 2001                                8,000
  Additional paid-in capital                                     1,764,954
  Deficit accumulated during development stage                     (67,251)
  Accumulated deficit from operations                           (1,707,209)
                                                               -----------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                           (1,506)
                                                               -----------

     TOTAL LIABILITIES AND
        STOCKHOLDER'S EQUITY (DEFICIT)                         $     3,614
                                                               ===========







The accompanying notes to financial statements are an integral part of this financial statement.

                             TELE-OPTICS, INC.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                    January 1, 1999
                                                                    (Inception) to
                                   December 31,    December 31,       December 31,
                                       2001            2000               2001
                                  -------------    ------------     ---------------

REVENUES                          $        -       $       -           $      -


ADMINISTRATIVE EXPENSES                  11,701          12,800              67,251
                                  -------------    ------------        ------------


NET INCOME (LOSS)                 $     (11,701)   $    (12,800)       $    (67,251)
                                  =============    ============        ============

BASIC NET LOSS PER
 COMMON SHARE                     $        -       $       -           $       (.01)
                                  =============    ============        ============

BASIC WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING            7,794,521       7,205,480           6,660,838
                                      =========       =========           =========















The accompanying notes to financial statements are an integral part of this financial statement.

                                             TELE-OPTICS, INC.
                                       (A Development Stage Company)
                               STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  YEARS ENDED DECEMBER 31, 2001 AND 2000


                                 Common Stock                         Deficit     Accumulated
                                $.001 par Value                     Accumulated     Deficit
                                Authorized Value         Addt'l       During         From
                               100,000,000 Shares        Paid-In    Development      Prior
                               Shares      Amount        Capital       Stage       Operating     Total
                              ---------   -------      ----------   -----------   -----------   --------

Balance - December 31, 1999   7,000,000   $ 7,000      $1,750,954   $   (42,750)  $(1,707,209)  $  7,995

Issuance of common stock
 for cash                       500,000       500           4,500           -             -        5,000

Net (loss)                          -         -               -         (12,800)          -      (12,800)

Balance - December 31, 2000   7,500,000     7,500       1,755,454       (55,550)    1,707,209        195

Issuance of common stock
 for cash                       500,000       500           9,500           -             -       10,000

Net income (loss)                   -         -               -         (11,701)          -      (11,701)
                              ---------   -------      ----------   -----------   -----------   --------
Balance - December 31, 2001   8,000,000   $ 8,000      $1,764,954   $   (67,251)  $(1,707,209)  $ (1,506)
                              =========   =======      ==========   ===========   ===========   ========









The accompanying notes to financial statements are an integral part of this financial statement.

                                     TELE-OPTICS, INC.
                               (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
                          YEARS ENDED DECEMBER 31, 2001 AND 2000




                                                                                   January 1, 1999
                                                 December 31,   December 31,      (Inception ) to
                                                    2001           2000           December 31, 2001
                                                 ------------   ------------      -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                     $  (11,701)    $  (12,800)         $  (67,251)
  Adjustments to reconcile net
     (loss) to net cash used in
     operating activities:
       Increase (decrease) in
         accounts payable                              (740)        (4,526)                -
       Increase in accrued
         interest payable                               320            -                   320
       Stock issued for services                        -              -                 7,600
                                                 ----------     ----------          ----------
  Net cash used in
    operating activities                            (12,121)       (17,326)            (59,331)
                                                 ----------     ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loans
    from stockholders                                 4,800            -                 4,800
  Proceeds from sale of common stock                 10,000          5,000              30,000
                                                 ----------     ----------          ----------

  Net cash provided by
     financing activities                            14,800          5,000              34,800
                                                 ----------     ----------          ----------

Net Increase (Decrease) in cash                       2,679        (12,326)            (24,531)

CASH - BEGINNING OF PERIOD                              935         13,261              28,145
                                                 ----------     ----------          ----------

CASH - END OF PERIOD                             $    3,614     $      935          $    3,614
                                                 ==========     ==========          ==========





The accompanying notes to financial statements are an integral part of this financial statement.

                           TELE-OPTICS, INC.
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001



NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

          ORGANIZATION AND BUSINESS OPERATIONS - Tele-Optics, Inc. (the "Company") was incorporated in the state of Delaware on December 31, 1986. In 1987, the Company issued shares of its common stock pursuant to a public offering. The Company was engaged in the manufacture of optical products until 1991 when all assets and operations were sold.

          The Company was inactive from 1992 through 1998. Since 1999, the Company has devoted its activities to raising capital, becoming current on all previously delinquent regulatory reporting obligations, and seeking to effect a merger or acquisition with a company that management believes to have significant growth potential. Accordingly, the Company is classified as a Development Stage Enterprise, effective January 1, 1999.

          USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          FAIR VALUE OF FINANCIAL INSTRUMENTS - Financial instruments, including cash, receivables, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates. At present, the Company does not have any receivables, accounts payable or notes payable.

          IMPAIRMENT OF LONG-LIVED ASSETS - The Company adopted FASB Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires that impairment losses are to be recorded when long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related

                           TELE-OPTICS, INC.
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001




NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)
          ------------------------------------------

          carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell. There have been no material adjustments for impairments of long-lived assets.

          CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

          INCOME TAXES - The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company's not having any material operations for the period ending December 31, 2001.

          RECENT ACCOUNTING PRONOUNCEMENTS - In 2000, the Company is subject to the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." Neither statement had any impact on the Company's financial statements as the Company does not have any "comprehensive income" type earnings (losses) and its financial statements reflect how the "key operating decisions makers" view the business. The Company will continue to review these statements over time, in particular SFAS 131, to determine if any additional disclosures are necessary based on evolving circumstances.

                           TELE-OPTICS, INC.
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001



NOTE 2    COMMON STOCK TRANSACTIONS
          -------------------------

          During the year ended December 31, 2000, the Company sold 500,000 shares of common stock for $.01 per share. On
          May 30, 2001, the Company sold 500,000 shares of common stock for $.02 per share.


NOTE 3    NET LOSS PER SHARE
          ------------------

          The Company computes net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no common equivalent shares outstanding as of December 31, 2001 and 2000.


NOTE 4    NOTES PAYABLE-STOCKHOLDERS
          --------------------------

          On March 1, 2001, four stockholders each lent the Company $1,200, evidenced by unsecured promissory notes bearing an interest rate of 8% and due on September 1, 2001. The notes have subsequently been extended to be due on December 31, 2002. Interest of $320 has been accrued on the notes.


NOTE 5 -  INCOME TAXES
          ------------

          Deferred taxes relating to the tax benefit the Company's net operating loss was offset by a valuation allowance due to the uncertainty of profitable operations in the future. Also, as a result of the Company's change of control, the net operating losses which can be utilized each year will be limited under the provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended.

          The Company's net operating loss carryforward of approximately $1,669,000, which expires from the year
          2006 through 2016, may be carried forward for tax purposes, to offset taxable income.

                           TELE-OPTICS, INC.
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001



NOTE 6    GOING CONCERN
          -------------

          The Company has sustained recurring operating losses and has minimal assets. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans regarding this uncertainty is to raise additional working capital and to seek potential merger candidates.