Form 10QSB
period 2002-03-31
TELE OPTICS INC
filed 2002-05-13
CIK 813565

U.S. Securities and Exchange Commission
                         Washington, DC 20549

                             Form 10-QSB


       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended March 31, 2002


       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from ---- to ----

                  Commission File number 0-161470
                                        ----------

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

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least
the past 90 days.  Yes  [X]       No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     On May 10, 2002, there were 8,850,000 shares of the Registrant's Common Stock issued and outstanding.

                        TELE-OPTICS, INC.

                              INDEX

PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Accountant's Report

               Balance Sheet - March 31, 2002 (Unaudited) and
               December 31, 2001

               Statement of Operations - Three months ended March
               31, 2002 and 2001 (Unaudited).

               Statement of Cash Flows - Three months ended March
               31, 2002 and 2001 (Unaudited).

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

                               TELE-OPTICS, INC.


                       PART I - FINANCIAL INFORMATION


Item I.   Financial Statements
          --------------------

                              TELE-OPTICS, INC.
                       (A Development Stage Company)
                                BALANCE SHEET
                                 (Unaudited)



                              ASSETS
                              ------
                                                   March 30,    December 31,
                                                     2002           2001
                                                  (Unaudited)
                                                -------------   ------------
Current Assets
  Cash                                          $       2,400   $      3,614
                                                =============   ============


               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current Liabilities
  Accrued interest payable                      $         320   $        320
  Notes payable - stockholders                          4,800          4,800
                                                -------------   ------------                                               -
    Total Current Liabilities                           5,120          5,120
                                                -------------   ------------

Stockholders' Equity
  Common stock, $.001 par value,
   100,000,000 shares authorized,
   8,850,000 shares issued and
   outstanding as of March 31,
   2002 and 8,000,000 shares
   issued and outstanding
   as of December 31, 2001                              8,850          8,000
Additional paid-in capital                          1,764,954      1,764,954
Deficit accumulated during
  development stage                                   (69,315)       (67,251)
Accumulated deficit
  - from operations                                (1,707,209)    (1,707,209)
                                                -------------   ------------
  Total Stockholders' Equity (Deficit)                 (2,720)        (1,506)
                                                -------------   ------------
  Total Liabilities and
  Stockholders' Equity (Deficit)                $       2,400   $      3,614
                                                =============   ============




See accompanying notes to financial statements.

                             TELE-OPTICS, INC.
                       (A Development Stage Company)
                          STATEMENT OF OPERATIONS
                                (UNAUDITED)

                                  Three Months Ended        January 1, 1999
                                       March 31,             (Inception) to
                                 2002             2001       March 31, 2002
                              -----------     -----------   ---------------
Revenues                      $      -        $      -       $      -

Administrative Expenses             2,064           2,366         69,315
                              -----------     -----------    -----------
Net income (loss)             $    (2,064)    $    (2,366)   $   (69,315)
                              ===========     ===========    ===========
Basic net loss
  per common share            $     (0.00)    $     (0.00)   $     (0.01)

Basic weighted average
  common shares outstanding     8,028,333       7,500,000      6,765,032
                              ===========     ===========    ===========























See accompanying notes to financial statements.

                                    TELE-OPTICS, INC.
                              (A Development Stage Company)
                                 STATEMENT OF CASH FLOWS
                                      (UNAUDITED)

                                       Three Months Ended        January 1, 1999
                                            March 31,             (Inception) to
                                      2002             2001       March 31, 2002
                                   -----------     -----------   ---------------

CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net loss                          $    (2,064)    $    (2,366)  $    (69,315)
   Adjustments to reconcile
   net loss to net cash used
   in operating activities:
     Stock issued for services             850            -             8,450
     Increase (decrease)
       in accounts payable                -               (105)          -
     Increase in accrued
       interest payable                   -               -               320
                                   -----------     -----------   ------------
     Net cash used in
     operating activities               (1,214)         (2,471)       (60,545)
                                   -----------     -----------   ------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Proceeds from loans from
    stockholders                         -               4,800          4,800
  Proceeds from sale
    of common stock                      -                -            30,000
                                   -----------     -----------   ------------
     Net cash provided by
     financing activities                -               4,800         34,800
                                   -----------     -----------   ------------

NET INCREASE (DECREASE)
  IN CASH                               (1,214)          2,329        (25,745)

CASH - BEGINNING OF PERIOD               3,614             935         28,145
                                   -----------     -----------   ------------
CASH - END OF PERIOD               $     2,400     $     3,264   $      2,400
                                   ===========     ===========   ============





See accompanying notes to financial statements

                            TELE-OPTICS, INC.
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002

NOTE 1 -  BASIS OF PRESENTATION
          ---------------------

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended
          December 31, 2002.

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

NOTE 2 -  COMMON STOCK TRANSACTIONS
          -------------------------

          During March 2002, the Company issued 850,000 shares of common stock as compensation for services rendered by various officers and others to the Company. The stock was issued on March 28, 2002 and was valued at $.001 per share.

NOTE 3 -  GOING CONCERN
          --------------

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring operating losses and has minimal assets. These factor raise substantial doubt as to the Company's ability to continue as a going concern. The future of the Company is dependent upon its ability to raise additional working capital and to seek potential merger candidates.

                               PART II



Item 1.   LEGAL PROCEEDINGS
          -----------------

          Not applicable.

Item 2.   CHANGE IN SECURITIES
          --------------------

          On May 30, 2001, the Company sold 500,000 shares of common stock for $0.02 per share.

          During March 2002, the Company issued 850,000 shares of common stock as compensation for services rendered by various officers and others to the Company. The stock was issued on March 28, 2002 and was valued at $.001 per share.


Item 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          Not Applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          Not Applicable

Item 5.   OTHER INFORMATION
          -----------------

          On May 8, 2002, NASD Regulation, Inc. approved the Company's request for the trading of the Company's Common Stock on the OTC Bulletin Board. The Company's Common Stock began trading on May 10, 2002 on the OTC Bulletin Board under the symbol "TLOP". The initial quote by Brockington Securities, Inc. was $.01 bid - $.10 offer.

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


                                     TELE-OPTICS, INC.


Dated: May 10, 2002                  By:   /s/ John P. Little
                                        --------------------------
                                        John P. Little, President