Form 10QSB
period 2002-06-30
TELE OPTICS INC
filed 2002-08-13
CIK 813565

U.S. Securities and Exchange Commission
                      Washington, DC 20549

                          Form 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended June 30, 2002
                                       ---------------


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

     On August 5, 2001, there were 9,125,000 shares of the Registrant's Common Stock issued and outstanding.

                        TELE-OPTICS, INC.

                              INDEX


PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Accountant's Report

               Balance Sheet - June 30, 2002 (Unaudited) and
               December 31, 2001

               Statement of Operations - Three months and six months ended June 30, 2002 and 2001 (Unaudited).

               Statement of Cash Flows - Three months and six months ended June 30, 2002 and 2001 (Unaudited).

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

                         TELE-OPTICS, INC.


                  PART I - FINANCIAL INFORMATION


Item I.   Financial Statements
          --------------------

                        TELE-OPTICS, INC.
                  (A Development Stage Company)
                          BALANCE SHEET
                           (Unaudited)


               ASSETS
               ------
                                    June 30,       December 31,
                                      2002             2001
                                   -----------     ------------
                                   (Unaudited)
Current Assets
  Cash                             $       417     $      3,614
                                   ===========     ============


   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

Current Liabilities
  Accounts payable                 $     3,140      $       -
  Accrued interest payable                 320              320
  Notes payable - stockholders           4,800            4,800
                                   -----------     ------------
     Total Current Liabilities           8,260            5,120
                                   -----------     ------------

Stockholders' Equity
  Common stock, $.001 par value,
   100,000,000 shares authorized,
   8,850,000 shares issued
   and outstanding as of
   June 30, 2002 and 8,000,000
   shares issued and outstanding
   as of December 31, 2001               8,850            8,000
Additional paid-in capital           1,764,954        1,764,954
Deficit accumulated during
 development stage                     (74,438)         (67,251)
Accumulated deficit
  - from operations                 (1,707,209)      (1,707,209)
                                   -----------     ------------
     Total Stockholders' Equity         (7,843)          (1,506)
                                   -----------     ------------
     Total Liabilities
      and Stockholders' Equity     $       417     $      3,614
                                   ===========     ============




See accompanying notes to financial statements.

                           TELE-OPTICS, INC.
                      (A Development Stage Company)
                        STATEMENT OF OPERATIONS
                            (UNAUDITED)


                                 Three Months Ended             Six Months Ended         January 1, 1999
                                      June 30,                       June 30,            (Inception) to
                                 2002           2001           2002           2001        June 30, 2002
                              ----------     ----------     ----------     ----------    ---------------
Revenues                      $      -       $      -       $      -       $      -         $      -

Administrative Expenses            5,123          4,241          7,187          6,607            74,438
                              ----------     ----------     ----------     ----------       -----------

Net income (loss)             $   (5,123)    $   (4,241)    $   (7,187)    $   (6,607)      $   (74,438)
                              ==========     ==========     ==========     ==========       ===========

Basic net loss
 per common share             $    (0.00)    $    (0.00)    $    (0.00)    $    (0.00)      $     (0.01)

Basic weighted average
 common shares outstanding     8,850,000      7,670,330      8,441,436      7,585,363         6,913,609
                              ==========     ==========     ==========     ==========       ===========










See accompanying notes to financial statements.

                          TELE-OPTICS, INC.
                    (A Development Stage Company)
                      STATEMENT OF CASH FLOWS
                            (UNAUDITED)

                                    Three Months Ended             Six Months Ended         January 1, 1999
                                         June 30,                       June 30,            (Inception) to
                                    2002           2001           2002           2001        June 30, 2002
                                 ----------     ----------     ----------     ----------    ---------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net loss                       $    (5,123)    $   (4,241)    $   (7,187)    $   (6,607)    $   (74,438)
   Adjustments to reconcile
   net loss to net cash used
   in operating activities:
    Increase (decrease)
      in accounts payable             3,140           (635)         3,140           (740)          3,140
    Stock issued for services          -              -               850           -              8,450
                                 ----------     ----------     ----------     ----------    ------------
     Net cash used in
      operating activities           (1,983)        (4,876)        (3,197)        (7,347)        (62,528)
                                 ----------     ----------     ----------     ----------    ------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Proceeds from loans from
    stockholders                       -              -              -             4,800           4,800
  Proceeds from sale
    of common stock                    -            10,000           -            10,000          30,000
                                 ----------     ----------     ----------     ----------    ------------
     Net cash provided by
      financing activities             -            10,000           -            14,800          34,800
                                 ----------     ----------     ----------     ----------    ------------

NET INCREASE (DECREASE)
  IN CASH                            (1,983)         5,124         (3,197)         7,453         (27,728)

CASH - BEGINNING OF PERIOD            2,400          3,264          3,614            935          28,145
                                 ----------     ----------     ----------     ----------    ------------
CASH - END OF PERIOD             $      417     $    8,388     $      417     $    8,388    $        417
                                 ==========     ==========     ==========     ==========    ============


See accompanying notes to financial statements

                          TELE-OPTICS, INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 2002


NOTE 1 -  BASIS OF PRESENTATION
          ---------------------

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

NOTE 3 -  GOING CONCERN
          -------------

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring operating losses and has minimal assets. These factors raise

                          TELE-OPTICS, INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 2002

          substantial doubt as to the Company's ability to continue as a going concern.



NOTE 4 -  SUBSEQUENT EVENT
          ----------------

          On June 4, 2002, the Company entered into an agreement with a financial advisory company for future services in exchange for 275,000 shares of the Company's common stock. These shares of stock were issued on July 10, 2002 and were priced at $.001 per share.

          On July 19, 2002, the Company determined to sell 150,000 shares of the Company's common stock to three (3) investors, two (2) of which are officers and directors of the Company, for an aggregate purchase price of $3,000 or $.02 per share. The shares were in the process of being issued as of the date of the filing of this Report.

          On July 19, 2002, the Company determined to issue 480,000 shares of the Company's common stock to holders of the Company's Promissory Notes dated March 1, 2001 (the "Notes") in the aggregate amount of $4,800 in consideration for the cancellation of the Notes and the waiver of payment of interest on the Notes. The shares were in the process of being issued as of the date of the filing of this Report.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION OR PLAN OF OPERATION
          ----------------------------------------

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


Item 2.   CHANGE IN SECURITIES
          --------------------

          On June 4, 2002, the Company entered into an agreement with a financial advisory company for future services in exchange for 275,000 shares of the Company's common stock. These shares of stock were issued on July 10, 2002 and were priced at $.001 per share.

          On July 19, 2002, the Company determined to sell 150,000 shares of the Company's common stock to three (3) investors, two (2) of which are officers and directors of the Company, for an aggregate purchase price of $3,000 or $.02 per share. The shares were in the process of being issued as of the date of the filing of this Report.

          On July 19, 2002, the Company determined to issue 480,000 shares of the Company's common stock to holders of the Company's Promissory Notes dated March 1, 2001 (the "Notes") in the aggregate amount of $4,800 in consideration for the cancellation of the Notes and the waiver of payment of interest on the Notes. The shares were in the process of being issued as of the date of the filing of this Report.


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

                                     TELE-OPTICS, INC.


Dated: August 12, 2002               By:  /s/ John P. Little
                                        ---------------------------
                                        John P. Little, President


          CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
               PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the accompanying quarterly Report on Form 10-QSB of Tele-Optics, Inc. for the period ended June 30, 2002, John Little, President, and David A. Carter, Secretary and Treasurer of Tele-Optics, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of our knowledge and belief, that:

(a) such quarterly Report on Form 10-QSB for the period ended June 30, 2002, fully complies with the requirements of section
     13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b) the information contained in such quarterly Report on Form 10-QSB for the period ended June 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of Tele-Optics, Inc.

                                    TELE-OPTICS, INC.


Dated: August 12, 2002              By:/s/ John P. Little
                                       ---------------------------
                                       John Little, President


Dated: August 12, 2002              By:/s/ David A. Carter
                                       ---------------------------
                                       David A. Carter,
                                       Secretary/Treasurer