Form 10QSB
period 2002-09-30
TELE OPTICS INC
filed 2002-11-12
CIK 813565

U.S. Securities and Exchange Commission
                           Washington, DC 20549
                               Form 10-QSB


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2002

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the transition period from ---- to ----


                      Commission File number 0-16157

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

                               (561) 360-4951
                        ----------------------------
                        (Issuer's telephone number)


             ----------------------------------------------------
            (Former name, former address, and former fiscal year,
                        if changed since last report)

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

     On November 7, 2002, there were 9,755,000 shares of the Registrant's Common Stock issued and outstanding.

                              TELE-OPTICS, INC.

                                  INDEX

PART I.    FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Accountant's Report

             Balance Sheet - September 30, 2002 (Unaudited) and
                December 31, 2001

             Statement of Operations - Three months and nine months
                ended September 30, 2002 and 2001 (Unaudited).

             Statement of Cash Flows - Three months and nine months
                ended September 30, 2002 and 2001 (Unaudited).

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

                              TELE-OPTICS, INC.


                  PART I - FINANCIAL INFORMATION

Item I.   Financial Statements
          --------------------

                               TELE-OPTICS, INC.
                        (A Development Stage Company)
                                BALANCE SHEET
                                 (Unaudited)

                                   ASSETS
                                   ------

                                        September 30,    December 31,
                                            2002             2001
                                        -------------    ------------
                                         (Unaudited)


Current Assets
    Cash                                $       114      $     3,614
                                        ===========      ===========



              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
              ----------------------------------------------

Current Liabilities
    Accounts payable                    $     1,670      $       -
    Deposit on stock                          1,000              -
    Accrued interest payable                    -                320
    Notes payable - stockholders                -              4,800
                                        -----------      -----------

        Total Current Liabilities             2,670            5,120
                                        -----------      -----------

Stockholders' Equity
  Common stock, $.001 par value,
    100,000,000 shares authorized,
    9,755,000 shares issued
    and outstanding as of
    September 30, 2002 and 8,000,000
    shares issued and outstanding
    as of December 31, 2001                   9,755            8,000
Additional paid-in capital                1,771,848        1,764,954

Deficit accumulated during
    development stage                       (76,950)         (67,251)
Accumulated deficit
    - from operations                    (1,707,209)      (1,707,209)
                                        -----------      -----------

    Total Stockholders' Equity               (2,556)          (1,506)
                                        -----------      -----------

     Total Liabilities
      and Stockholders' Equity          $       114      $     3,614
                                        ===========      ===========





See accompanying notes to financial statements.

                               TELE-OPTICS, INC.
                        (A Development Stage Company)
                           STATEMENT OF OPERATIONS
                               (UNAUDITED)




                                   Three Months Ended            Nine Months Ended    January 1, 1999
                                     September 30,                 September 30,       (Inception) to
                                  2002           2001           2002           2001     Sept 30, 2002
                               ---------      ---------      ---------      ---------   -------------


Revenues                      $      -       $      -       $      -       $      -       $  -

Administrative Expenses            2,832          2,019         10,019          8,265         77,270
                               ---------      ---------      ---------      ---------      ---------

Income (loss) from operations     (2,832)        (2,019)       (10,019)        (8,265)       (77,270)

Forgiveness of debt income           320            -              320            -              320
                               ---------      ---------      ---------      ---------      ---------

Net income (loss)             $   (2,512)    $   (2,019)    $   (9,699)    $   (8,265)    $  (76,950)
                               =========      =========      =========      =========      =========

Basic net loss
 per common share             $    (0.00)    $    (0.00)    $    (0.00     $    (0.00     $    (0.01)
                               =========      =========      =========      =========      =========

Basic weighted average
 common shares outstanding     9,595,000      8,000,000      8,936,529      7,725,275      7,093,806
                               =========      =========      =========      =========      =========





See accompanying notes to financial statements.

                              TELE-OPTICS, INC.
                        (A Development Stage Company)
                          STATEMENT OF CASH FLOWS
                                (UNAUDITED)





                                  Three Months Ended             Nine Months Ended      January 1, 1999
                                    September 30,                  September 30,        (Inception) to
                                 2002           2001           2002           2001       Sept 30, 2002
                              ----------     ----------     ----------     ----------    -------------

CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net loss                    $   (2,512)    $   (2,019)    $   (9,699)    $   (8,626)    $   (76,950)
   Adjustments to reconcile
   net loss to net cash used
   in operating activities:
   Stock issued for services         -              -              850            -          850
    Increase (decrease)
     in accounts payable          (1,471)           -            1,669           (740)          1,669
    Decrease in accrued
     interest payable               (320)           -             (320)           -               -
                               ---------      ---------      ---------      ---------      ----------

     Net cash used in
      operating activities        (4,303)        (2,019)        (7,500)        (9,366)        (66,831)
                               ---------      ---------      ---------      ---------      ----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Proceeds from loans from
   stockholders                      -              -              -            4,800           4,800
  Proceeds from sale
   of common stock                 3,000            -            3,000         10,000          33,000
  Deposit on stock                 1,000            -            1,000            -             1,000
                               ---------      ---------      ---------      ---------      ----------
     Net cash provided by
      financing activities         4,000            -            4,000         14,800          38,800
                               ---------      ---------      ---------      ---------      ----------

NET INCREASE (DECREASE)
   IN CASH                          (303)        (2,019)        (3,500)         5,434         (28,031)

CASH - BEGINNING OF PERIOD           417          8,388          3,614            935          28,145
                               ---------      ---------      ---------      ---------      ----------

CASH - END OF PERIOD          $      114     $    6,369     $      114     $    6,369     $       114
                               =========      =========      =========      =========      ==========




See accompanying notes to financial statements

                              TELE-OPTICS, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                            September 30, 2002


NOTE 1 -  BASIS OF PRESENTATION
          ---------------------

          The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

          The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 -  COMMON STOCK TRANSACTIONS
          -------------------------

          On June 4, 2002, the Company entered into an agreement with an investment banker for future services in exchange for 275,000 shares of the Company's common stock. These shares of stock were issued on July 10, 2002 and were priced at $.001 per share.

          In July, 2002, the Company issued 480,000 shares of common

                              TELE-OPTICS, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                            September 30, 2002






          stock to payoff the $4,800 in stockholders' notes payable. The accrued interest of $320 was forgiven.

          In July, 2002, the Company sold 150,000 shares of the Company's common stock to three (3) investors, for an aggregate price of $3,000 or $.02 per share.

          In September 2002, the Company determined to sell 50,000 shares of the Company's common stock to one (1) investor, for an aggregate purchase price of $1,000 or $.02 per share. The shares were in the process of being issued as of the date of the filing of this Report.

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

NOTE 4 -  SUBSEQUENT EVENT
          ----------------

          In October 2002, the Company determined to sell 100,000 shares of the Company's common stock to one (1) investor, for an aggregate purchase price of $2,000 or $.02 per share. The shares were in the process of being issued as of the date of the filing of this Report.

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

Item 3.   Control and Procedures
          ----------------------

     (a)  Evaluation of Disclosure Controls and Procedures.
          -------------------------------------------------

     Within the 90 days prior to the date of this report, Tele-Optics, Inc. ("the Company") carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Secretary/Treasury, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Secretary/Treasurer concluded that the Company's disclosure controls and procedures are effective in timely alerting the Company to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries).

     (b)  Changes in Internal Controls
          ----------------------------

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

                                  PART II
                                  -------


Item 1.     LEGAL PROCEEDINGS
            -----------------

            Not applicable.

Item 2.     CHANGE IN SECURITIES
            --------------------

            On June 4, 2002, the Company entered into an agreement with an investment banker for future services in exchange for 275,000 shares of the Company's common stock. These shares of stock were issued on July 10, 2002 and were priced at $.001 per share.

            In July, 2002, the Company issued 480,000 shares of common stock to payoff the $4,800 in stockholders' notes payable. The accrued interest of $320 was forgiven.


            In July, 2002, the Company sold 150,000 shares of the Company's common stock to three (3) investors, for an aggregate price of $3,000 or $.02 per share.

            In September 2002, the Company determined to sell 50,000 shares of the Company's common stock to one (1) investor, for an aggregate purchase price of $1,000 or $.02 per share. The shares were in the process of being issued as of the date of the filing of this Report.

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

                                       TELE-OPTICS, INC.



Dated: November 7, 2002                By:/S/John P. Little
                                          -------------------------
                                          John P. Little, President




                CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                     PURSUANT TO 18 U.S.C. SECTION 1350

      In connection with the accompanying quarterly Report on Form 10-QSB of Tele-Optics, Inc. for the period ended September 30, 2002, John Little, President, and David A. Carter, Secretary and Treasurer of Tele-Optics,
Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of our knowledge and belief, that:

      1. Such quarterly Report on Form 10-QSB for the period ended September 30, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in such quarterly Report on Form 10-QSB for the period ended September 30, 2002, fairly presents,in all material respects, the financial condition and results of operations of Tele-Optics, Inc.

                           TELE-OPTICS, INC.

Dated: November 7, 2002    By:/s/John Little
                              ----------------------
                              John Little, President

Dated: November 7, 2002    By:/s/David A. Carter
                              -------------------------------------
                              David A. Carter, Secretary/Treasurer

                              CERTIFICATIONS
                              --------------

  I, John Little, President of Tele-Optics, Inc., hereby certify that:

    3. I have reviewed this quarterly report on Form 10-QSB of Tele-Optics, Inc.;

    4. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    5. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    6. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

           (g) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

           (h) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           (i) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

    5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

           (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 7, 2002               /s/John Little
                                     -----------------------
                                     John Little, President

                               CERIFICATIONS
                               -------------

    I, David A. Carter, Secretary/Treasurer of Tele-Optics, Inc., hereby certify that:

    7. I have reviewed this quarterly report on Form 10-QSB of Tele-Optics, Inc.;

    8. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    9. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    10. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

           (k) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

           (l) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           (m) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

           (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 7, 2002              /S/David A. Carter
                                    ---------------------
                                    David A. Carter
                                    Secretary/Treasurer