Form 10KSB
period 2002-12-31
TELE OPTICS INC
filed 2003-03-17
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-KSB

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                  COMMISSION FILE NO.: 0-16157

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

The aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing sales price for the common stock of $.125 per share on February 21, 2003 was approximately
$195,000.

As of February 21, 2003, there were 10,005,000 shares of the Registrant's Common Stock issued and outstanding.

                        TELE-OPTICS, INC.



                        TABLE OF CONTENTS

                                                         Page
PART I                                                 --------
------

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

Item 6.  Management's Discussion and
           Analysis or Plan of Operations................. 7

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

PART III
--------

Item 9.  Directors, Executive Officers, Promoters
           and Control Persons; Compliance with
           Section 16(a) of the Exchange Act.............. 10

Item 10. Executive Compensation........................... 11

Item 11. Security Ownership of Certain
           Beneficial Owners and Management............... 11

Item 12. Certain Relationships and Related Transactions... 13

Item 13. Exhibits, Financial Statement
           Schedules and Reports on Form 8-K.............. 14

Item 14. Control and Procedures........................... 14

SIGNATURES

CERTIFICATIONS

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

On November 21, 1997, (the "Closing Date"), new investors, including the Company's current management (the "Buyers"), completed the purchase of an aggregate of 3,100,000 shares of the Company's Common Stock (the "Purchased Shares"), representing approximately sixty-two (62%) percent of the Company's then issued and outstanding Common Stock as of the Closing Date. The Purchased Shares were acquired from the authorized but previously unissued shares of the Company's Common Stock. As part of the aggregate purchase price for the Purchased Shares, the Buyers agreed to pay certain obligations of the Company, including certain past due and current accounting and legal fees, stock transfer agent fees, franchise taxes, state and federal taxes, and other expenses incurred or to be incurred in connection with bringing the Company current with respect to reporting obligations under the Securities and Exchange Act of 1934 (the "Act"). As a result, the Company has filed certain disclosure documents with the Securities and Exchange Commission ("SEC"), including Annual Reports on Form 10-KSB and Quarterly Reports on Form 10-QSB. Simultaneously with the acquisition of the Purchased Shares, an additional 300,000 shares of the Company's Common Stock was acquired by a member of the law firm which represented the Company in connection with the transaction. Such shares were issued during 1999. See "Financial Statements"

In addition, since the Closing Date, the Buyers and others have provided additional sufficient funds in the form of equity investment and loans to ensure the Company's viability and permit the Company to continue its limited operations and pursue business opportunities, including a possible business combination, merger or similar transaction. During 1999, the Company issued an additional 1,960,000 shares for an aggregate purchase price of $19,600, which includes $4,600 for services that were rendered to the Company. During 2000, 2001, and 2002 the Company issued an additional 1,400,000 shares for an aggregate purchase price of $23,000. The Company continues to engage in no commercial operations at this time. See "Financial Statements".

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

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

The Company is not party to any litigation. To the best knowledge of management, no litigation is currently threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     Not applicable.

                                  PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS
          ----------------------------------------------------------

The Company's Common Stock commenced trading on the OTC Bulletin Board on May 9, 2002 under the symbol "TLOP". The following table sets forth the range of high and low bid quotations for the Company's Common Stock for the period indicated as reported by The Nasdaq Stock Market, Inc. since May 9, 2002. The below quotations represent prices between dealers and do not include retail mark-up, mark-down or commission. The quotations do not necessarily represent actual transactions.


     Fiscal Period                       High Bid     Low Bid
     2002:
     ----
     First Quarter.....................    n/a            n/a
     Second Quarter....................   $.20           $.15
     Third Quarter.....................    .15            .15
     Fourth Quarter....................    .13            .13

As of February 21, 2003, there were approximately 237 record holders of the Company's outstanding Common Stock. Since additional shares of the Company's Common Stock are held for stockholders at brokerage firms and/or clearing houses, the Company was unable to determine the precise number of beneficial owners of its Common Stock as of February 21, 2003.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATIONS
          -----------------------------------------------------------

The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements including the notes thereto.

Financial Condition
-------------------

At December 31, 2002, the Company had current assets and total assets of $89 as compared to current assets and total assets of

$3,614 at December 31, 2001, liabilities of $2,408 as of December 31, 2002, as compared to liabilities of $5,120 as of December 31, 2001, and a net worth of $(2,319) as of December 31, 2002, as compared to a net worth of $(1,506) at December 31, 2001. The decrease in net worth was the result of expenses incurred by the Registrant in connection with keeping the Company current in its periodic filings with the SEC and related operating expenses. See "Business" and "Financial Statements".

Liquidity
---------

Since the Company's operating expenses, in management's opinion, will be minimal during the Company's 2003 fiscal year and until the Company is able to engage in meaningful operations, the Company does not now anticipate a significant liquidity deficiency. It is anticipated that the Company's current management and others will fund the Company's operations, if required, by loans, forgiveness of loans, and/or further contributions of capital. The Company has no present commitment that is likely to result in its liquidity increasing or decreasing in any material way. In addition, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

Capital Resources
-----------------

The Company has no material commitments for capital expenditures.
The Company knows of no material trends, favorable or unfavorable, in the Registrant's capital resources. The Company has no outstanding credit lines or credit commitments in place and has no current need for financial credit.

Results of Operations
---------------------

The Company has not had any material operations since 1991. The Company had no revenues for the fiscal year ended December 31, 2002. During the fiscal year ended December 31, 2002, the Company incurred expenses in the amount of $11,783 in connection with maintaining the Company in its periodic reporting with the SEC, and other miscellaneous expenses. During 2002, the Company did not engage in any meaningful operations.

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

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE
          ------------------------------------------------

  No change or disagreement with accountants took place with respect to the preparation of the Company's financial statements for the two (2) most recent fiscal years contained in this report, namely the fiscal years ended December 31, 2001 and 2002.

                             PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT
          ------------------------------------------------------

The directors and executive officers of the Company as of the date of this report are as follows:


Name                     Age     Position
----                     ---     --------

John P. Little           61      President and Director

Bert L. Gusrae           66      Vice President and Director

David A. Carter          52      Secretary/Treasurer and Director


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

Bert L. Gusrae has been a Vice-President and a Director of the Company since November 21, 1997. Mr. Gusrae is an attorney, and during the past five years, he has been Of Counsel to David A.
Carter, P.A., and Gusrae, Kaplan & Bruno, LLC.

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


ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

The following table sets forth summary compensation information with respect to compensation paid by the Company to the Chief Executive Officer of the Company ("CEO") and the Company's four most highly compensated executive officers other than the CEO, who were serving as executive officers during the Company's fiscal year ended December 31, 2002.


                       SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------
                             Annual Compensation                Long-Term Compensation
                          --------------------------------- ------------------------------
                                                                     Awards             Payments
Name of                                                     -------------------------   --------
Individual                                                  Restricted Securities
and Principal                            Other Annual             Underlying            LTIP      All Other
Position          Year    Salary     Bonus     Compensation   Awards     Options/SARs   Payouts   Compensation
--------------------------------------------------------------------------------------------------------------

John P, Little
  President       2002    $-0-       $-0-         $-0-         -0-            -0-         -0-          -0-

Bert L. Gusrae
  Vice President  2002    $-0-       $-0-         $-0-         -0-            -0-         -0-          -0-

David A. Carter
  Secretary/
  Treasurer       2002    $-0-       $-0-         $-0-         -0-            -0-         -0-          -0-



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
          ---------------------------------------------------

The following table sets forth, as of the date of this report, certain information concerning beneficial ownership of the Company's Common Stock by (i) each person known to the Company to own 5% or more of the Company's outstanding Common Stock, (ii) all directors of the Company and (iii) all directors and officers of the Company as a group:

                            Shares
Name and Address            Beneficially             Percent of
of Beneficial Owner         Owned (1)                  Class
-------------------         ------------             ----------

David A. Carter               1,570,000                 15.7%
21218 St. Andrews Blvd.
#642
Boca Raton, Florida 33431

Bert L. Gusrae                1,570,000                 15.7%
21218 St. Andrews Blvd.
#642
Boca Raton, Florida 33431

Alicia M. LaSala                750,000                  7.5%
6674 Serena Lane
Boca Raton, Florida 33433

Leonard Marshall                820,000                  8.2%
21756 Marigot Drive
Boca Raton, Florida 33436

Eugene M. Kennedy               660,000                  6.0%
517 S.W. 1st Avenue
Ft. Lauderdale, FL 33301

MIV, Inc.(2)(3)                 550,000                  5.5%
600 Sandtree Drive
Suite 206-A
Palm Beach Gardens, FL 33403

Austral Financial
Services, Inc.(2)(3)            400,310                  5.0%
600 Sandtree Drive
Suite 206-A
Palm Beach Gardens, FL 33403

Alfred Schiffrin                520,000                 5.2%
6760 S. Grande Drive
Boca Raton, FL 33433

Clearlake Properties, Inc.(4)   650,000                 6.5%
600 Sandtree Drive
Suite 206-A
Palm Beach Gardens, FL 33403

All Directors and Executive
 Officers as a Group
 (3 persons)                  4,090,310                 40.9%
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

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 2002.


ITEM 14. CONTROL AND PROCEDURES
         ----------------------

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

                              TELE-OPTICS, INC.



Dated: March 12, 2003          By: /s/John P. Little
                                  -----------------------------
                                  John P. Little, President
                                  and Director


In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                   Capacity              Date
---------                   --------              ----

/s/John P. Little
-----------------------     President             March 12, 2003
John P. Little              and Director



/s/Bert L. Gusrae
-----------------------     Vice President        March 12, 2003
Bert L. Gusrae              and Director



/s/David A. Carter
-----------------------     Secretary/Treasurer   March 12, 2003
David A. Carter             and Director

           CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
               PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the accompanying Annual Report on Form 10-KSB of Tele-Optics, Inc. for the period ended December 31, 2002, John Little, President, and David A. Carter, Secretary and Treasurer of Tele-Optics, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of our knowledge and belief, that:

     1.   Such Annual Report on Form 10-KSB for the period ended
          December 31, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2.   The information contained in such Annual Report on Form
          10-KSB for the period ended December 31, 2002, fairly presents, in all material respects, the financial condition and results of operations of Tele-Optics, Inc.

                              TELE-OPTICS, INC.


Dated: March 12, 2003         By:/s/John Little
                                 -----------------------------
                                 John Little, President


Dated: March 12, 2003         By:/s/David A. Carter
                                 -----------------------------
                                 David A. Carter,
                                   Secretary/Treasurer

                        CERTIFICATIONS

     I, John Little, President of Tele-Optics, Inc., hereby certify that:

1.   I have reviewed this Annual Report on Form 10-KSB of Tele-
     Optics, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     (c) presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                   /s/John Little
Date: March 12, 2003               -------------------------
                                   John Little, President

                         CERTIFICATIONS
                         --------------

     I, David A. Carter, Secretary/Treasurer of Tele-Optics, Inc., hereby certify that:

1.   I have reviewed this Annual Report on Form 10-KSB of Tele-
     Optics, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     (c) presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

7. I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                   /s/David A. Carter
Date: March 13, 2003               ------------------------------
                                   David A. Carter
                                   Secretary/Treasurer

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

                            EXHIBITS

                               TO

                          FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                _______________________________

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                               OF

                       TELE-OPTICS, INC.

                  INDEX TO FINANCIAL STATEMENTS




Independent Auditors' Report...........................F-2

Balance Sheet..........................................F-3

Statements of Operations...............................F-4

Statements of Stockholders' Equity (Deficit)...........F-5

Statements of Cash Flows...............................F-6

Notes to Financial Statements..........................F-7

                     INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Tele-Optics, Inc.
(A Development Stage Enterprise)
Boca Raton, Florida

We have audited the accompanying balance sheet of Tele-Optics, Inc. (a development stage enterprise) as of December 31, 2002 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Tele-Optics, Inc. (a development stage enterprise) as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 5 to the financial statements, the Company is in the development stage and will require a significant amount of capital to commence its planned principal operations and proceed with its business plan. As of the date of these financial statements, an insignificant amount of capital has been raised, and as such there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations and/or implement its business plan. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                               /s/  Grassano Accounting, P.A.

Boca Raton, Florida
February 4, 2003

                           TELE-OPTICS, INC.
                   (A Development Stage Enterprise)
                             BALANCE SHEET
                           DECEMBER 31, 2002



                                ASSETS
                                ------

                                                              December 31,
                                                                  2002
                                                              ------------
CURRENT ASSETS:
     Cash                                                      $        89
                                                               -----------
       Total Current Assets                                             89
                                                               -----------

        TOTAL ASSETS                                           $        89
                                                               ===========


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
            ----------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                             $       408
  Deposit on stock purchase                                          2,000
                                                               -----------

       TOTAL CURRENT LIABILITIES                                     2,408
                                                               -----------


SHAREHOLDERS' EQUITY (DEFICIT):
     Common stock,$.001 par value;
       100,000,000 shares authorized;
        9,855,000 shares issued and
        outstanding at December 31, 2002                             9,855
     Additional paid-in capital                                  1,773,749
     Deficit accumulated during development stage                  (78,714)
     Accumulated deficit from operations                        (1,707,209)
                                                               -----------

        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                        (2,319)
                                                               -----------
        TOTAL LIABILITIES AND
           STOCKHOLDER'S EQUITY (DEFICIT)                      $        89
                                                               ===========





   The accompanying notes to financial statements are an integral part of this financial statement.

                             TELE-OPTICS, INC.
                     (A Development Stage Enterprise)
                         STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                          January 1, 1999
                                                          (Inception) to
                            December 31,  December 31,      December 31,
                                2002          2001              2002
                            ------------  ------------    ---------------
REVENUES                    $        -     $       -        $         -


ADMINISTRATIVE EXPENSES         11,783         11,701             79,034
                            ----------     ----------         ----------

INCOME (LOSS) FROM
 OPERATIONS                    (11,783)       (11,701)           (79,034)

FORGIVENESS OF DEBT INCOME         320           -                   320
                            ----------     ----------         ----------

NET INCOME (LOSS)           $  (11,483)    $  (11,701)        $  (78,714)
                            ==========     ==========         ==========


BASIC NET LOSS PER
 COMMON SHARE               $      -       $      -           $     (.01)
                            ==========     ==========         ==========


BASIC WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING   9,076,712      7,794,521          7,264,735
                            ==========     ==========         ==========
















    The accompanying notes to financial statements are an integral part of this financial statement.

                              TELE-OPTICS, INC.
                      (A Development Stage Enterprise)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    YEARS ENDED DECEMBER 31, 2002 AND 2001



                                 Common Stock                         Deficit     Accumulated
                                $.001 par Value                     Accumulated     Deficit
                                Authorized Value         Addt'l       During         From
                               100,000,000 Shares        Paid-In    Development      Prior
                               Shares      Amount        Capital       Stage       Operating      Total
                              ---------   -------      ----------   -----------   -----------   --------

Balance - December 31, 2000   7,500,000   $ 7,500      $1,755,454   $   (55,550)  $ 1,707,209   $    195

Issuance of common stock
 for cash                       500,000       500           9,500           -             -       10,000

Net income (loss)                   -         -               -         (11,701)          -      (11,701)
                              ---------   -------      ----------   -----------   -----------   --------

Balance - December 31, 2001   8,000,000   $ 8,000      $1,764,954   $   (67,251)  $(1,707,209)  $ (1,506)

Issuance of common stock
as compensation to
officers and others             850,000       850             -             -             -          850

Issuance of common stock
to investment bankers           275,000       275            (275)          -             -          -

Issuance of common stock
in exchange for
shareholders' notes             480,000       480           4,320           -             -        4,800

Issuance of common stock
for $3,000                      150,000       150           2,850           -             -        3,000

Issuance of common stock
for $2,000                      100,000       100           1,900           -             -        2,000

Net income (loss)                   -         -               -         (11,463)          -      (11,463)
                              ---------   -------      ----------   -----------   -----------   --------

Balance - December 31, 2002   9,855,000   $ 9,855      $1,773,749   $   (78,714)  $(1,707,209)  $ (2,319)
                              =========   =======      ==========   ===========   ===========   ========


     The accompanying notes to financial statements are an integral part of this financial statement.

                               TELE-OPTICS, INC.
                      (A Development Stage Enterprise)
                         STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                 January 1, 1999
                                  December 31,   December 31,    (Inception ) to
                                     2002            2001       December 31, 2002
                                  ------------   ------------   -----------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss)                      $  (11,463)    $  (11,701)        $  (78,714)
  Adjustments to reconcile net
   (loss) to net cash used in
    operating activities:
      Stock issued for services          850           -                 8,450
      Increase (decrease) in
       accounts payable                  408           (740)               408
      Increase (decrease) in
       accrued interest payable         (320)           320               -
                                  ----------     ----------         ----------
  Net cash used in
    operating activities             (10,525)       (12,121)           (69,856)
                                  ----------     ----------         ----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Proceeds from loans
   from stockholders                    -             4,800              4,800
  Deposit on stock purchase            2,000           -                 2,000
  Proceeds from sale of
    common stock                       5,000         10,000             35,000
                                  ----------     ----------         ----------
  Net cash provided by
   financing activities                7,000         14,800             41,800
                                  ----------     ----------         ----------

Net Increase (Decrease) in cash       (3,525)         2,679            (28,056)

CASH - BEGINNING OF PERIOD             3,614            935             28,145
                                  ----------     ----------         ----------

CASH - END OF PERIOD              $       89     $    3,614         $       89
                                  ==========     ==========         ==========



SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS

During March 2002, the Board of Directors resolved to issue 850,000 shares of common stock as compensation for services rendered by various officers and others to the Company. The stock was issued on March 28, 2002 and was valued at $.001 per share.

On June 4, 2002, the Company entered into an agreement with an investment banker for future services in exchange for 275,000 shares of the Company's common stock. These shares of stock were issued on July 10, 2002 and were priced at $.001 per share.

On July 19, 2002, the Company issued 480,000 shares of common stock to payoff the $4,800 in stockholders' notes payable. The accrued interest of $320 was forgiven.

The accompanying notes to financial statements are an integral part of this financial statement.

                            TELE-OPTICS, INC.
                     (A Development Stage Enterprise)
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2002


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

          Earnings (Loss) Per Share - The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings (loss) per share is the same as the basic earnings (loss) per share.

                            TELE-OPTICS, INC.
                     (A Development Stage Enterprise)
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2002


NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)
          ------------------------------------------

          Comprehensive Income - Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," (SFAS
          130), requires that total comprehensive income be reported in the financial statements. There were no components of comprehensive income; consequently, no separate statement of comprehensive income has been presented.

          Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS No. 141 also established specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS No. 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS No. 142 are: (1) goodwill and intangible assets with indefinite lives will no longer be amortized; (2) goodwill and intangible assets with indefinite lives must be tested for impairment at lease annually; and (3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. At this time, the Company does not believe that the adoption of either of these statements will have a material effect on its financial position, results of operations, or cash flows.

          In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition,
          (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS No. 143 is not expected to

                            TELE-OPTICS, INC.
                     (A Development Stage Enterprise)
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2002

NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)
          ------------------------------------------

          have a material effect on the Company's financial position, results of operations, or cash flows. In August 2001, the FASB also approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaced SFAS No. 121. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board (APB) Opinion No. 30,
          "Reporting Results of Operations   Reporting the Effects
          of Disposal of A segment of a Business," for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company does not believe that the adoption of SFAS No. 144 will have a material effect on its financial position, results of operations, or cash flows.


NOTE 2    COMMON STOCK TRANSACTIONS
          -------------------------

          On May 30, 2001, the Company sold 500,000 shares of common stock for $.02 per share.

          During March 2002, the Board of Directors resolved to issue 850,000 shares of common stock as compensation for services rendered by various officers and others to the Company. The stock was issued on March 28, 2002 and was valued at $.001 per share.

          On June 4, the Company entered in to an agreement with an investment banker for future services in exchange for 275,000 shares of the Company's common stock. These shares of stock were issued on July 10, 2002 and were priced at $.001 per share.

                            TELE-OPTICS, INC.
                     (A Development Stage Enterprise)
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2002

NOTE 2    COMMON STOCK TRANSACTIONS (Cont'd)
          -------------------------

          On July 19, 2002, the Company issued 480,000 shares of common stock to payoff the $4,800 in stockholders' notes payable. The accrued interest of $320 was forgiven. On the same date, the Company sold 150,000 share of common stock at $.02 per share.


NOTE 3    NOTES PAYABLE-STOCKHOLDERS
          --------------------------

          On March 1, 2001, four stockholders each lent the Company $1,200, evidenced by unsecured promissory notes bearing an interest rate of 8% and due on September 1, 2001. The notes were subsequently extended to be due on December 31, 2002. Interest of $320 was accrued on the notes as of December 31, 2001.

          On July 19, 2002, the Company issued 480,000 shares of common stock to payoff these notes. (See Note 2.)


NOTE 4    INCOME TAXES
          ------------

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

          The Company's net operating loss carryforward of approximately $1,680,000, which expires from the year
          2006 through 2017, may be carried forward for tax purposes, to offset taxable income.


NOTE 5    GOING CONCERN
          -------------

          The Company has sustained recurring operating losses and has minimal assets. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans regarding this uncertainty is to raise additional working capital and to seek potential merger candidates.