Form 10QSB
period 2003-03-31
TELE OPTICS INC
filed 2003-05-12
CIK 813565

U.S. Securities and Exchange Commission
                          Washington, DC 20549
                             Form 10-QSB


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended March 31, 2003
                                           --------------

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from ---- to ----


                  Commission File number 0-16157
                                         -------

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

       2300 Glades Road, Suite 210, West Tower, Boca Raton, FL 33431
       -------------------------------------------------------------
          (Address of principal executive office and zip code)

                               (561) 750-6999
                               --------------
                         (Issuer's telephone number)

           21218 St. Andrews Boulevard, #642, Boca Raton, FL 33433
           -------------------------------------------------------
            (Former name, former address, and former fiscal year,
                         if changed since last report)

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

    On May 5, 2003,, there were 10,005,000 shares of the Registrant's Common Stock issued and outstanding.

                             TELE-OPTICS, INC.

                                 INDEX

PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheets - March 31, 2003 (Unaudited) and
               December 31, 2002

               Statements of Operations - Three months ended March 31, 2003 and 2002 (Unaudited).

               Statements of Cash Flows - Three months ended March 31, 2003 and 2002 (Unaudited).

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

SIGNATURES

                             TELE-OPTICS, INC.

                     PART I - FINANCIAL INFORMATION

Item I.    Financial Statements
           --------------------

                              TELE-OPTICS, INC.
                      (A Development Stage Enterprise)
                              BALANCE SHEETS

                                 ASSETS
                                 ------

                                    March 31,       December 31,
                                       2003             2002
                                   -----------      ------------
                                   (Unaudited)

Current Assets
  Cash                             $        44      $        89
                                    ==========       ==========


             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
             ----------------------------------------------

Current Liabilities
  Accounts payable                 $     2,142      $       408
  Deposit on stock                         -              2,000
                                    ----------       ----------

     Total Current Liabilities           2,142            2,408
                                    ----------       ----------
Stockholders' Equity (Deficit)
  Common stock, $.001 par value,
   100,000,000 shares authorized,
   10,005,000 shares issued
   and outstanding as of
   March 31, 2003 and 9,855,000
   shares issued and outstanding
   as of December 31, 2002              10,005            9,855
Additional paid-in capital           1,776,599        1,773,749
Deficit accumulated during
  development stage                    (81,493)         (78,714)
Accumulated deficit
  - from operations                 (1,707,209)      (1,707,209)
                                    ----------       ----------

     Total Stockholders'
       Equity (Deficit)                 (2,098)          (2,319)
                                    ----------       ----------
     Total Liabilities
      and Stockholders'
      Equity (Deficit)             $        44      $        89
                                    ==========       ==========


See accompanying notes to financial statements.

                              TELE-OPTICS, INC.
                      (A Development Stage Enterprise)
                          STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                    Three Months Ended    January 1, 1999
                                         March 31,         (Inception) to
                                    2003         2002     March 31, 2003
                                 ---------     ---------   --------------

Revenues                        $     -       $      -      $      -

Administrative Expenses              2,779         2,064        81,813
                                 ---------     ---------     ---------

Income (loss) from operations   $   (2,779)   $   (2,064)   $  (81,813)

Forgiveness of debt income             -             -             320
                                 ---------     ---------     ---------

Net income (loss)               $   (2,779)   $   (2,064)   $  (81,813)
                                 =========     =========     =========
Basic net loss
 per common share               $    (0.00)   $    (0.00)   $    (0.01)
                                 =========     =========     =========
Basic weighted average
 common shares outstanding       9,975,333     8,028,333     7,422,198

                                 =========     =========     =========

See accompanying notes to financial statements.



                                     -5-




                              TELE-OPTICS, INC.
                      (A Development Stage Enterprise)
                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                          January 1, 1999
                                    Three Months Ended     (Inception)
                                         March 31,         to March 31,
                                    2003           2002        2003
                                 ----------     ---------   ----------

CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net loss                       $   (2,779)    $  (2,064)  $  (81,493)
   Adjustments to reconcile
   net loss to net cash used
   in operating activities:
    Stock issued for services           -             850        8,450
    Increase (decrease)
     in accounts payable              1,723           -          2,142
                                  ---------     ---------     --------
     Net cash used in
      operating activities           (1,045)       (1,214)     (70,901)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Proceeds from sale
   of common stock                    1,000           -         38,000
  Proceeds from loans from
   stockholders                         -             -          4,800
                                  ---------     ---------     --------
     Net cash provided by
      financing activities            1,000           -         42,800
                                  ---------     ---------     --------
NET INCREASE (DECREASE)
 IN CASH                                (45)       (1,214)     (28,101)

CASH - BEGINNING OF PERIOD               89         3,614       28,145
                                  ---------     ---------     --------

CASH - END OF PERIOD             $       44     $   2,400   $       44
                                  =========     =========     ========


See accompanying notes to financial statements

                              TELE-OPTICS, INC.
                      (A Development Stage Enterprise)
                       NOTES TO FINANCIAL STATEMENTS
                               March 31, 2003



NOTE 1 -  BASIS OF PRESENTATION
          ---------------------

          The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

NOTE 2 -  COMMON STOCK TRANSACTIONS
          -------------------------

          On January 16, 2003, the Company issued 150,000 shares of its common stock for $3,000 (or $.02 per share). $2,000 had been received in 2002 and the remaining $1,000 was received in January, 2003.

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

Item 2.     CHANGE IN SECURITIES
            --------------------

            On January 16, 2003, the Company issued 150,000 shares of its common stock for $3,000 (or $.02 per share). $2,000 had been received in 2002 and the remaining $1,000 was received in January, 2003.


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

                                          TELE-OPTICS, INC.

Dated: May 5, 2003                     By:/s/John P. Little
                                          -------------------------
                                          John P. Little, President


               CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                   PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the accompanying Quarterly Report on Form 10-QSB of Tele-Optics, Inc. for the period ended March 31, 2003, John Little, President, and David A. Carter, Secretary and Treasurer of Tele-Optics, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, to the best of our knowledge and belief, that:

     1. Such Quarterly Report on Form 10-QSB for the period ended March 31, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in such Quarterly Report on Form 10-QSB for the period ended March 31, 2003, fairly presents, in all material respects, the financial condition and results of operations of Tele-Optics, Inc.

                                TELE-OPTICS, INC.

Dated: May 5, 2003           By:/s/John LIttle
                                ----------------------
                                John Little, President

Dated: May 5, 2003           By:/s/David A. Carter
                                ----------------------
                                David A. Carter
                                Secretary/Treasurer

Exhibit 99
----------
                                CERTIFICATIONS
                                --------------

       I, John Little, President of Tele-Optics, Inc., hereby certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Tele-Optics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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


Date: May 5, 2003                         /s/John Little
                                          ----------------------
                                          John Little, President

                                CERTIFICATIONS
                                --------------

     I, David A. Carter, Secretary/Treasurer of Tele-Optics, Inc., hereby certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Tele-Optics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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


Date: May 5, 2003                    /s/ David A. Carter
                                     ------------------------------------
                                     David A. Carter, Secretary/Treasurer