Form 10QSB
period 2003-06-30
TELE OPTICS INC
filed 2003-08-05
CIK 813565

U.S. Securities and Exchange Commission
                      Washington, DC 20549

                          Form 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended June 30, 2003
                                        -------------


    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from _____ to _____


                  Commission File number 0-16157
                                        ---------

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

                             (561) 750-6999
                      ---------------------------
                      (Issuer's telephone number)

      --------------------------------------------------------
      (Former name, former address, and former fiscal year, if
                       changed since last report)

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

     On July 30, 2003, there were 13,005,000 shares of the Registrant's Common Stock issued and outstanding.

                        TELE-OPTICS, INC.

                              INDEX

PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheets - June 30, 2003 (Unaudited) and December
               31, 2002

               Statements of Operations - Three months and six months ended June 30, 2003 and 2002 (Unaudited).

               Statements of Cash Flows - Six months ended June 30, 2003 and 2002 (Unaudited).

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

                        TELE-OPTICS, INC.


                  PART I - FINANCIAL INFORMATION


Item I.   Financial Statements
          --------------------

                        TELE-OPTICS, INC.
                 (A Development Stage Enterprise)
                          BALANCE SHEETS




                              ASSETS
                              ------
                                                June 30,       December 31,
                                                 2003             2002
                                              -----------      ------------
                                              (Unaudited)
Current Assets
  Cash                                        $     4,728      $        89
                                              ===========      ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
          ----------------------------------------------

Current Liabilities
  Accounts payable                            $       -        $       408
  Deposit on stock                                    -              2,000
                                              -----------      -----------
    Total Current Liabilities                         -              2,408
                                              -----------      -----------

Stockholders' Equity (Deficit)
  Common stock, $.001 par value,
   100,000,000 shares authorized,
   13,005,000 shares issued
   and outstanding as of
   June 30, 2003 and 9,855,000
   shares issued and outstanding
   as of December 31, 2002                         13,005            9,855
Additional paid-in capital                      1,781,099        1,773,749
Deficit accumulated during
   development stage                              (82,167)         (78,714)
Accumulated deficit
   - from operations                           (1,707,209)      (1,707,209)
                                              -----------      -----------
     Total Stockholders' Equity (Deficit)           4,728           (2,319)
                                              -----------      -----------
     Total Liabilities and Stockholders'
       Equity (Deficit)                       $     4,728      $        89
                                              ===========      ===========






See accompanying notes to financial statements.

                                TELE-OPTICS, INC.
                          (A Development Stage Company)
                             STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                  Three Months Ended              Six Months Ended        January 1, 1999
                                        June 30,                        June 30,          (Inception) to
                                  2003          2002            2003          2002         June 30, 2003
                              -----------    ----------     -----------    ----------     ---------------
Revenues                      $      -       $      -       $      -       $      -       $      -

Administrative Expenses               675         5,123           3,454         7,187         82,167
                              -----------    ----------     -----------    ----------     ----------

Net income (loss)             $      (675)   $   (5,123)    $    (3,454)   $   (7,187)    $  (82,167)
                              ===========    ==========     ===========    ==========     ==========

Basic net loss
 per common share             $     (0.00)   $    (0.00)    $     (0.00)   $    (0.00)    $    (0.01)
                              ===========    ==========     ===========    ==========     ==========

Basic weighted average
 common shares outstanding     10,664,341     8,850,000      10,323,232     8,441,436      7,169,261
                              ===========    ==========     ===========    ==========     ==========








See accompanying notes to financial statements.

                          TELE-OPTICS, INC.
                  (A Development Stage Enterprise)
                      STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                           January 1, 1999
                                      Six Months Ended       (Inception)
                                          June 30,           to June 30,
                                     2003          2002          2003
                                 ----------     ---------   --------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net loss                        $   (3,454)    $  (7,187)  $  (82,167)
   Adjustments to reconcile
   net loss to net cash used
   in operating activities:
    Stock issued for services           -             850        8,450
    Increase (decrease)
     in accounts payable               (407)        3,140          -
                                 ----------     ---------   ----------
     Net cash used in
      operating activities           (3,861)       (3,197)     (73,717)
                                 ----------     ---------   ----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Proceeds from sale
   of common stock                    8,500           -         45,500
  Proceeds from loans from
   stockholders                         -             -          4,800
                                 ----------     ---------   ----------
     Net cash provided by
      financing activities            8,500           -         50,300
                                 ----------     ---------   ----------

NET INCREASE (DECREASE)
 IN CASH                              4,639        (3,197)     (23,417)

CASH - BEGINNING OF PERIOD               89         3,614       28,145
                                 ----------     ---------   ----------
CASH - END OF PERIOD             $    4,728     $     417   $    4,728
                                 ==========     =========   ==========







See accompanying notes to financial statements

                         TELE-OPTICS, INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                           June 30, 2003



NOTE 1 -  BASIS OF PRESENTATION
          ---------------------

          The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

NOTE 2 -  COMMON STOCK TRANSACTIONS
          -------------------------

          On June 10, 2003, the Company sold 1,200,000 shares of its common stock to two of its officers, 600,000 shares to a corporation wholly-owned by the son of the Company's
          President, and 1,200,000 shares to two unrelated parties for a total of $7,500.

                         TELE-OPTICS, INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                           June 30, 2003


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


Item 3.   Control and Procedures
          ----------------------

     (a)  Evaluation of Disclosure Controls and Procedures.
          ------------------------------------------------

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


Item 2.     CHANGE IN SECURITIES
            --------------------

            On June 10, 2003, the Company sold 1,200,000 shares of its common stock to two of its officers, 600,000 shares to a corporation wholly-owned by the Company's president, and 1,200,000 shares to two unrelated parties for a total of $7,500.


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

            (b) On or about July 21, 2003, the Company filed a report on Form 8-K announcing the change of accountants from Grassano Accounting, P.A. to Robert C. Seiwell, Jr. CPA.

                            SIGNATURES


  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TELE-OPTICS, INC.


Dated: July 30, 2003              By:  /s/John P. Little
                                     ---------------------------------
                                     John P. Little, President



          CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
               PURSUANT TO 18 U.S.C. SECTION 1350

  In connection with the accompanying Quarterly Report on Form 10-QSB of Tele-Optics, Inc. for the period ended June 30, 2003, John Little, President, and David A. Carter, Secretary and Treasurer of Tele-Optics, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of our knowledge and belief, that:

  1. Such Quarterly Report on Form 10-QSB for the period ended June 30, 2003, fully complies with the requirements of section
       13(a) or 15(d) of the Securities Exchange Act of 1934; and

  2. The information contained in such Quarterly Report on Form 10-QSB for the period ended June 30, 2003, fairly presents, in all material respects, the financial condition and results of operations of Tele-Optics, Inc.


                                  TELE-OPTICS, INC.


Dated: July 30, 2003              By:  /s/John P. Little
                                     ---------------------------------
                                     John P. Little, President


Dated: July 30, 2003              By: /s/David A. Carter
                                     ---------------------------------
                                     David A. Carter
                                     Secretary/Treasurer