Form 10QSB
period 2003-09-30
TELE OPTICS INC
filed 2003-11-10
CIK 813565

U.S. Securities and Exchange Commission
                         Washington, DC 20549

                             Form 10-QSB


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended September 30, 2003
                                        ------------------


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

     On November 5, 2002, there were 13,005,000 shares of the Registrant's Common Stock issued and outstanding.

                        TELE-OPTICS, INC.

                              INDEX

PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Accountant's Report

               Balance Sheet - September 30, 2003 (Unaudited) and
               December 31, 2002

               Statement of Operations - Three months and nine months ended September 30, 2003 and 2002 (Unaudited).

               Statement of Cash Flows - Three months and nine months ended September 30, 2003 and 2002 (Unaudited).

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

                           TELE-OPTICS, INC.


                     PART I - FINANCIAL INFORMATION


Item I.   Financial Statements
          --------------------

                          TELE-OPTICS, INC.
                    (A Development Stage Company)
                            BALANCE SHEET
                             (Unaudited)




                                                  September 30,    December 31,
                                                       2003             2002
                                                  -------------    ------------
                                                   (Unaudited)
                            ASSETS
                            ------

Current Assets
  Cash                                             $      2,715    $         89
                                                   ============    ============


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
          ----------------------------------------------

Current Liabilities
  Accounts payable                                 $       -       $        408
  Deposit on stock purchase                                -              2,000
                                                  -------------    ------------
    Total Current Liabilities                              -              2,408
                                                  -------------    ------------

Stockholders' Equity
  Common stock, $.001 par value,
   100,000,000 shares authorized,
   13,005,000 shares issued
   and outstanding as of
   September 30, 2003 and 9,855,000
   shares issued and outstanding
   as of December 31, 2002                               13,055           9,855
Additional paid-in capital                            1,781,099       1,773,749
Deficit accumulated during
  development stage                                     (84,109)        (78,714)
Accumulated deficit
  - from operations                                  (1,707,209)     (1,707,209)
                                                  -------------    ------------

    Total Stockholders' Equity                            2,715          (2,319)
                                                  -------------    ------------

     Total Liabilities
       and Stockholders' Equity                   $       2,715    $         89
                                                   ============    ============




See accompanying notes to financial statements.

                            TELE-OPTICS, INC.
                      (A Development Stage Company)
                         STATEMENT OF OPERATIONS
                              (UNAUDITED)


                                    Three Months Ended             Nine Months Ended        January 1, 1999
                                       September 30,                  September 30,         (Inception) to
                                    2003           2002            2003          2002        Sept 30, 2003
                                  ---------      --------       ---------      --------     ---------------

Revenues                          $       -      $      -       $       -      $      -     $      -

Administrative Expenses               2,012         2,832           5,466        10,019         84,500
                                  ---------      --------       ---------      --------     ----------

Income (loss) from operations        (2,012)       (2,832)         (5,466)      (10,019)       (84,500)

Forgiveness of debt income                -           320               -           320            320
                                  ---------      --------       ---------      --------     ----------

Net income (loss)                 $  (2,012)     $ (2,512)      $  (5,466)     $ (9,699)    $  (84,180)
                                  =========      ========       =========      ========     ==========

Basic net loss
  per common share                $   (0.00)     $  (0.00)      $   (0.00)     $  (0.00)    $    (0.01)
                                  =========      ========       =========      ========     ==========

Basic weighted average
 common shares outstanding        13,005,000     9,595,000      11,226,978     8,936,529     7,798,189
                                  ==========     =========      ==========     =========    ==========





See accompanying notes to financial statements.

                           TELE-OPTICS, INC.
                     (A Development Stage Company)
                       STATEMENT OF CASH FLOWS
                             (UNAUDITED)


                                   Nine Months Ended        January 1, 1999
                                     September 30,          (Inception) to
                                   2003         2002         Sept 30, 2003
                                 ---------    ---------     ---------------

CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net loss                        $  (5,466)   $  (9,699)       $   (84,180)
   Adjustments to reconcile
   net loss to net cash used
   in operating activities:
    Stock issued for services          -            850              8,450
    Increase (decrease)
      in accounts payable             (408)       1,669                -
    Decrease in accrued
      interest payable                 -           (320)               -
                                 ---------    ---------        -----------
     Net cash used in
      operating activities         (5,874)       (7,500)           (75,730)
                                 ---------    ---------        -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Proceeds from loans from
    stockholders                       -           -                 4,800
  Proceeds from sale
    of common stock                  8,500        3,000             45,500
  Deposit on stock                     -          1,000               -
                                 ---------    ---------        -----------
     Net cash provided by
      financing activities           8,500        4,000             50,300
                                 ---------    ---------        -----------

NET INCREASE (DECREASE)
 IN CASH                             2,626       (3,500)           (25,430)

CASH - BEGINNING OF PERIOD              89        3,614             28,145
                                 ---------    ---------        -----------

CASH - END OF PERIOD             $   2,715    $     114        $     2,715
                                 =========    =========        ===========









See accompanying notes to financial statements

                          TELE-OPTICS, INC.
                    (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS
                          September 30, 2003


NOTE 1 -  BASIS OF PRESENTATION
          ---------------------

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's
          Annual Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments
          (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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


NOTE 2 -  COMMON STOCK TRANSACTIONS
          -------------------------

          On June 10, 2003, the Company sold 1,200,000 shares of its common stock to two of its officers, 600,000 shares to a corporation wholly-owned by the son of the Company's president, and 1,200,000 shares to two unrelated parties for a total of $7,500 ($.0025/share).


NOTE 3 -  GOING CONCERN
          -------------

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring operating losses and has minimal assets. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The

                          TELE-OPTICS, INC.
                    (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS
                          September 30, 2003


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


Item 2.     CHANGE IN SECURITIES
            --------------------

            On June 10, 2003, the Company sold 1,200,000 shares of its common stock to two of its officers, 600,000 shares to a corporation wholly-owned by the son of the Company's president, and 1,200,000 shares to two unrelated parties for a total of $7,500 ($.0025/share).


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

                                  TELE-OPTICS, INC.



Dated: November 5, 2003           By: /s/John P. Little
                                     -----------------------------
                                     John P. Little, President




          CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
               PURSUANT TO 18 U.S.C. SECTION 1350

  In connection with the accompanying quarterly Report on Form 10-QSB of Tele-Optics, Inc. for the period ended September 30, 2003, John Little, President, and David A. Carter, Secretary and Treasurer of Tele-Optics, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of our knowledge and belief, that:

  1.   Such quarterly Report on Form 10-QSB for the period ended
       September 30, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
       and

  2. The information contained in such quarterly Report on Form 10-QSB for the period ended September 30, 2003, fairly presents, in all material respects, the financial condition and results of operations of Tele-Optics, Inc.

                                  TELE-OPTICS, INC.


Dated: November 5, 2003           By: /s/John Little
                                     ----------------------------
                                     John Little, President


Dated: November 5, 2002           By: /s/David A. Carter
                                     ----------------------------
                                     David A. Carter,
                                     Secretary/Treasurer

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


Date: November 5, 2003                    /s/John Little
                                          --------------------------------
                                          John Little, President

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


Date: November 5, 2003                    /s/David A. Carter
                                          --------------------------------
                                          David A. Carter
                                          Secretary/Treasurer