Form 10KSB
period 2003-12-31
VELOCITY ASSET MANAGEMENT INC
filed 2004-04-09
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

            OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-161570

                         VELOCITY ASSET MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE                                         65-0008442
       (State or other jurisdiction of                  (IRS Employer
       incorporation or organization)                   Identification No.)

              48 S. Franklin Turnpike, 3rd Floor, Ramsey, NJ 07446
                    (Address of principal executive offices)

                                 (201) 760-1030
              (Registrant's telephone number, including area code)

                                Tele-Optics, Inc.
                           (Registrant's former name)

          Securities registered pursuant to Section 12 (b ) of the Act:


      Title of Each Class          Name of Each Exchange on Which Registered
      -------------------          -----------------------------------------
             None                                    None


          Securities registered pursuant to Section 12 (g) of the Act:
                     Common Stock, par value $.001 per share
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in the form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year:  None.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $4,876,200 as of April 6, 2004.

         ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

         Not applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity: As of April 6, 2004: 100,000,000 shares of common stock, par value $.001 per share, were outstanding.

         Transitional Small Business Disclosure Format (check one):
YES [ ] NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

         None

                                TABLE OF CONTENTS

PART I.........................................................................................1

   Description Of Business.....................................................................1
   Description Of Properties..................................................................10
   Legal Proceedings..........................................................................10
   Submission Of Matters To A Vote Of Security Holders........................................10

PART II.......................................................................................16

   Market For Registrant's Common Equity And Related Stockholder Matters......................16
   Management's Discussion And Analysis Of Financial Condition And Results Of Operations......17
   Financial Statements.......................................................................19
   Changes In And Disagreement With Accountants On Accounting And Financial Disclosure........19

PART III......................................................................................20

   Directors, Executive Officers, Promoters And Control Persons; Compliance
   With Section 16(A) Of The Exchange Act Of The Registrant...................................20
   Executive Compensation.....................................................................22
   Security Ownership Of Certain Beneficial Owners And And Management.........................23
   Certain Relationships And Related Transactions.............................................23

PART IV.......................................................................................24

   Exhibits, List And Reports On Form 8-K.....................................................24
   Controls And Procedures....................................................................26

         Forward Looking Statements

         This Form 10-KSB and other reports we file from time to time with the Securities and Exchange Commission (collectively the "Filings") contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. When used in the filings the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" or the negative of these terms and similar expressions as they relate to us or our management identify forward looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled "Risk Factors") relating to our industry and our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

         Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report.


                                     Part I
                                     ------

ITEM 1.           DESCRIPTION OF BUSINESS


Background

         We were incorporated in December 1986 for the purpose of acquiring all of the common stock of Lenzar Optics, Inc. ("Lenzar"). Lenzar was then engaged in the development, manufacture and marketing of a variety of optical, electronic and electro-optical products for use in the medical and defense industries. In September 1991, we sold all of our assets related to Lenzar's operations to a third party. Since that sale and until February 3, 2004 (the "Effective Date"), when we acquired STB, Inc., a New Jersey corporation ("STB"), we have had virtually no active business operations. On November 21, 1997 , new investors, including our management immediately prior to the Effective Date, purchased approximately sixty-two (62%) percent of our then issued and outstanding Common Stock. Between November 21, 1997 and February 3, 2004, those investors and others have provided additional funds in the form of equity investment and loans to ensure our viability and permit us to continue our limited operations and pursue business opportunities.

         On the Effective Date, we entered into and consummated an Agreement and Plan of Merger (the "Merger Agreement") by and among our wholly-owned subsidiary, TLOP Acquisition Company, L.L.C., a New Jersey limited liability company ("Newco"), STB and the stockholders of STB, John C. Kleinert, W. Peter Ragan, Sr. and W. Peter Ragan, Jr. (collectively, the "Stockholders"). Pursuant to the Merger Agreement, on the Effective Date, STB was merged with and into Newco (the "Merger"), and we issued to the Stockholders in exchange for all of the common stock of STB issued and outstanding (a) an aggregate of 79,682,500 shares of our Common Stock, (b) the right to receive an aggregate of 23,505,000 additional shares of our Common Stock upon amendment of our certificate of incorporation to increase the total number of shares of capital stock that we are authorized to issue, and (c) warrants to purchase during a period of five years an aggregate of 31,681,000 shares of Common Stock at an exercise price of $.08 per share. The details of the Merger are set forth in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on February 18, 2004. The 79,682,500 shares of Common stock issued to the Stockholders represented approximately 80% of the then total issued and outstanding shares of our Common Stock.

         In connection with the Merger, we completed a private placement to an accredited investor of 7,312,500 shares of Common Stock and a warrant exercisable for a period of five years to purchase an aggregate of 7,312,500 shares of Common Stock at an exercise price of $.08 per share in exchange for an aggregate cash consideration of $500,000. The proceeds of such private placement are being used by us for working capital. In addition, certain of our existing stockholders owning in the aggregate 9,846,653 shares of Common Stock sold for approximately $5,000 in cash to Lomond International, Inc. and Harold Wine an option to purchase such shares during the 30 day period commencing 91 days following the Effective Date for an aggregate exercise price of $240,000. The same existing stockholders also entered into an agreement with STB pursuant to which such stockholders were granted the right to put 9,846,653 shares of Common Stock to STB during the 30 day period commencing upon expiration of the option, if such option is not exercised, for an aggregate put price of $240,000.

         As a result of the Merger, we now carry on business through our wholly-owned subsidiary Newco, which maintains its executive offices at 48 Franklin Turnpike, 3rd Floor, Ramsey, NJ 07746 and its business offices at 3100 Route 138 West, Wall, New Jersey 07719.

         Effective April 8, 2004, we changed our corporate name from Tele-Optics, Inc. to Velocity Asset Management, Inc., effected a 13 for one reverse split of our then issued and outstanding shares of Common Stock (the "Reverse Split"), and changed the total authorized shares of our capital stock to 50,000,000 shares, of which 40,000,000 are classified as common stock, par value $.001 per share, and 10,000,000 are classified as preferred stock, par value $.001 per share, issuable in series with such powers, designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as our Board of Directors may fix from time to time by resolution or resolutions. Except as otherwise expressly provided herein, references to share numbers and share prices do not give effect to the Reverse Split.

         Unless the context otherwise requires, the terms "we," "us" or "our" as used hereinafter refer to Velocity Asset Management and our subsidiaries, including Newco and its subsidiaries J. Holder, Inc., VOM, LLC and Velocity Investments, LLC for periods after February 3, 2004 and Tele-Optics, Inc. for periods before February 3, 2004.

Description of the Business Formerly Operated by STB and Currently Operated by
Us

         Prior to the Merger, STB, Inc. was a New Jersey corporation that was formed in 2003. Its primary purpose was to act as a holding company for three subsidiaries, J Holder, Inc., VOM, LLC and Velocity Investments, LLC. These companies acquire, manage, collect and service receivable portfolios.

         J. Holder, Inc. -- J. Holder, Inc. ("J Holder") was formed in 1998 to invest in, and maximize the return on, real property being sold at sheriff's foreclosure sales and judgment execution sales, defaulted mortgages, partial interests in real property and the acquisition of real property with clouded title. These investments are made at discounts to fair market value focusing on acquiring the property for re-sale or perfecting the partial interest and/or clouded title for resale.

         VOM, LLC -- VOM, LLC (" VOM") was formed in 2002 to invest in and maximize the return on New Jersey Municipal Tax Liens. VOM focuses on maximization of profit through legal collections and owned real estate opportunities presented by the current tax lien environment.

         Velocity Investments, LLC -- Velocity Investments, LLC ("Velocity") was established in 2002 to invest in, and maximize the return on, consumer debt purchased on the secondary market. Velocity purchases consumer debt portfolios at a discount and then liquidates these portfolios through legal collection means. Velocity employs advanced technology and extensive management experience to plan, execute against and exceed desired business objectives.

         We acquire receivable portfolios at a significant discount to the amount actually owed by the obligors. We acquire these portfolios after a qualitative and quantitative analysis of the underlying receivables and calculate the purchase price so that our estimated cash flow offers us an adequate return on our acquisition costs and servicing expenses. After purchasing a portfolio, we actively monitor its performance and review and adjust our collection and servicing strategies accordingly.

         We purchase receivables from creditors and others through privately negotiated direct sales and auctions in which sellers of receivables seek bids from several pre-qualified debt purchasers. We pursue new acquisitions of receivable portfolios on an ongoing basis through our relationships with industry participants, collection agencies, investors and our financing sources, brokers who specialize in the sale of receivable portfolios and other sources. Portfolios are purchased through internally generated cash flow, seller financed credit lines/leases and through traditional leverage methods

         Our objective is to maximize our return on investment on acquired receivable portfolios. As a result, before acquiring a portfolio, we analyze the portfolio to determine how to best maximize collections in a cost efficient manner. Then we outsource the legal collection process to third parties to keep actual overhead at a minimum.

         For the years ended December 31, 2001 and 2002, revenues from J Holder were approximately $4.7 million and $3.8 million respectively, and net income from J. Holder was approximately $4,686 and a loss of $28,247, respectively. For the first nine months of 2003 revenue from J Holder, VOM and Velocity on a consolidated basis was approximately $2.6 million and the net loss was approximately $2,000.

Industry Overview

         The purchasing, servicing and collection of charged-off, semi-performing and performing receivables is a growing industry that is driven by many factors including:

         o        increasing levels of debt;

         o        increasing defaults of the underlying receivables;

         o increasing utilization of third-party providers to collect such receivables;

         o fluctuating employment environment exacerbated by overseas outsourcing;

         o challenged municipal governments raising property taxes to bridge budgetary gaps;

         o increasing values in a real estate market driven by high refinancing activity as a means to maintain lifestyles; and

         o mounting debt and pressure on banks and financial institutions to remove nonperforming or unattractive investments from their balance sheets.

         According to a US Federal Reserve release dated November 2003, consumer debt was $1.9 trillion and growing at an annual rate of 2.5%. We believe that as a result of the difficulty in collecting these receivables and the desire of originating institutions to focus on their core businesses and to generate revenue from these receivables, originating institutions are increasingly electing to sell these portfolios.

Strategy

         Our primary objective is to utilize our management's experience and expertise to effectively grow our business by identifying, evaluating, pricing and acquiring receivable portfolios and maximizing collections of such receivables in a cost efficient manner. Our strategy includes:

         o managing the legal collection and servicing of our receivable portfolios,

         o outsourcing much of the basic due diligence to maintain low fixed overhead;

         o        outsourcing most of the legal collection processes;

         o expanding geographically while maintaining the same management of the legal collection and servicing of receivable portfolios;

         o increasing and expanding financial flexibility and leverage through increased capital lines of credit;

         o capitalizing on our strategic relationships to identify and acquire receivable portfolios; and

         o expanding our business through the purchase of receivables from new and existing sources.

         We believe that as a result of our management's experience and expertise, and the fragmented yet growing market in which we operate, we are well-positioned to successfully implement our strategy.

Receivables Purchase Program

         We purchase receivable portfolios that include charged-off receivables, semi-performing receivables and performing receivables as well as real property being sold at sheriff's foreclosure sales and judgment execution sales, defaulted mortgages, partial interests in real property and real property with clouded title. We identify potential portfolio acquisitions on an ongoing basis through, our relationships with industry participants, collection agencies, investors and our financing sources, brokers who specialize in the sale of receivable portfolios and other sources.

         Historically, the purchase prices of the receivable portfolios that we have acquired have ranged from $1 million to $1.4 million. Although to date we have only purchased claims on our own behalf we would and have considered entering into joint ventures and seller participation arrangements. We have entered into profit sharing agreements with our sources of financing and our third-party service providers as a further way to reduce actual ongoing overhead.

         We utilize our relationships with brokers, servicers and sellers of portfolios to locate portfolios for purchase. Our senior management is responsible for:

         o coordinating due diligence, including in some cases on-site visits to the seller's office;

         o        stratifying and analyzing the portfolio characteristics;

         o        valuing the portfolio;

         o        preparing bid proposals;

         o        negotiating pricing and terms;

         o        closing the purchase; and

         o coordinating the receipt of account documentation for the acquired portfolios.

         The seller or broker typically supplies us with either a sample listing or the actual portfolio being sold on compact disk, a diskette or other form of media. We analyze each receivable portfolio to determine if it meets our purchasing criteria. We may then prepare a bid or negotiate a purchase price. If a purchase is completed, senior management monitors the portfolio's performance and uses this information in determining future buying criteria and pricing.

         We purchase receivables at substantial discounts from the balance actually owed by the obligor. We determine how much to bid on a portfolio and a purchase price by evaluating many different variables, such as:

         o the number of collection agencies previously attempting to collect the receivables in the portfolio;

         o        the average balance of the receivables;

         o        the age of the receivables;

         o        number of days since charge-off;

         o        payments made since charge-off; and

         o        the locations of the obligors.

         Once a receivable portfolio has been identified for potential purchase, we prepare quantitative analyses to analyze the potential collectibility of the portfolio. We also analyze the portfolio by comparing it to similar portfolios previously acquired by us. In addition, we perform qualitative analyses of other matters affecting the value of portfolios, including a review of the delinquency, charge off, placement and recovery policies of the originator as well as the collection authority granted by the originator to any third party collection agencies, and, if possible, by reviewing their recovery efforts on the particular portfolio. After these evaluations are completed, members of our senior management discuss the findings, decide whether to make the purchase and finalize the price at which we are willing to purchase the portfolio.

         We purchase most of our receivable portfolios directly from originators and other sellers including, from time to time, auction type sales in which sellers of receivables seek bids from several pre-qualified debt purchasers. In order for us to consider a potential seller as a source of receivables, a variety of factors are considered. Sellers must demonstrate that they have:

         o        adequate internal controls to detect fraud;

         o        the ability to provide post sale support; and

         o        the capacity to honor buy-back and return warranty requests.

         Generally, our portfolio purchase agreements provide that we can return certain accounts to the seller. However, in some transactions, we may acquire a portfolio with few, if any, rights to return accounts to the seller. After acquiring a portfolio, we conduct a detailed analysis to determine which accounts in the portfolio should be returned to the seller. Although the terms of each portfolio purchase agreement differ, examples of accounts that may be returned to the seller include:

         o        debts paid prior to the cutoff date;

         o debts in which the obligor filed bankruptcy prior to the cutoff date; and

         o        debts in which the obligor was deceased prior to cutoff date.

         We generally use third-parties to determine bankrupt and deceased obligors, which allows us to focus our resources on portfolio collections. Under a typical portfolio purchase agreement, the seller refunds the portion of the purchase price attributable to the returned accounts or delivers replacement receivables to us. Occasionally, we will acquire a well seasoned portfolio at a reduced price from a seller that is unable to meet all of our purchasing criteria. When we acquire such portfolios, the purchase price is discounted beyond the typical discounts we receive on the portfolios we purchase that meet our purchasing criteria.

Receivable Servicing

         Our objective is to maximize our return on investment on acquired receivable portfolios. As a result, before acquiring a portfolio, we analyze the portfolio to determine how to best maximize collections in a cost efficient manner.

         Therefore, if we are successful in acquiring the portfolios, we can promptly process the receivables that were purchased and commence the collection process. Unlike collection agencies that typically have only a specified period of time to recover a receivable, as the portfolio owners we have significantly more flexibility in establishing payment programs.

         Once a portfolio has been acquired, we download all receivable information provided by the seller into our account management system and reconcile certain information with the information provided by the seller in the purchase contract. We or our servicers send notification letters to obligors of each acquired account explaining, among other matters, our new ownership and asking that the obligor contact us or our servicers to make payment arrangements. Most of our collection efforts are managed by STB but are outsourced to third party servicers.

Portfolio Sales

         From time to time we resell properties, positions in properties and portfolios to the general public. We sell properties, positions in properties and portfolios as a way to further generate revenue and to eliminate unwanted or uncollectible properties, positions in properties and portfolios.

Marketing

         We have established relationships with brokers who market receivable portfolios from bank, finance companies and other credit providers. In addition, we subscribe to national publications that list receivable portfolios for sale. We also directly contacts banks, finance companies or other credit providers to solicit receivables for sale.

Competition

         Our business of purchasing distressed receivables is highly competitive and fragmented, and we expect that competition from new and existing companies will increase. We compete with:

         o other purchasers of receivables, including third-party collection companies; and

         o        other financial services companies who purchase receivables.

         Some of our competitors are larger and more established and may have substantially greater financial, technological, personnel and other resources than we have, including greater access to capital markets. We believe that no individual competitor or group of competitors has a dominant presence in the market.

         We compete with our competitors for receivable portfolios based on many factors, including:

         o        purchase price;

         o        representations, warranties and indemnities requested;

         o        speed in making purchase decisions; and

         o        our reputation.

         Our strategy is designed to capitalize on the market's lack of a dominant industry player. We believe that our management's experience and expertise in identifying, evaluating, pricing and acquiring receivable portfolios and managing collections coupled with our strategic alliances with third-party servicers and our sources of financing give us a competitive advantage. However, we cannot assure that we will be able to compete successfully against current or future competitors or that competition will not increase in the future.

Management Information Systems

         We believe that a high degree of automation is necessary to enable us to grow and successfully compete with other finance companies. Accordingly, we continually upgrade our computer software and, when necessary, our hardware to support the servicing and recovery of receivables that we acquire. Our telecommunications and computer systems allow us to quickly and accurately process the large amount of data necessary to purchase and service receivable portfolios. Due to our desire to increase productivity through automation, we periodically review our systems for possible upgrades and enhancements.

Government Regulation

         The relationship of obligors and a creditor is extensively regulated by federal, state and municipal laws, rules, regulations and ordinances. These laws include, but are not limited to, the following statutes and regulations: the Fair Debt Collection Practices Act, the Federal Truth-In-Lending Act, the Fair Credit Billing Act, the Equal Opportunity Act, the Fair Foreclosure Act and the Fair Credit Reporting Act, as well as comparable statutes in states where obligors reside and/or where creditors are located. Among other things, the laws and regulations applicable to various creditors impose disclosure requirements regarding the advertisement, application, establishment and operation of credit accounts or other types of credit programs. Federal law requires a creditor to disclose to an obligor, among other things, the interest rates, fees, grace periods and balance calculations methods associated with their accounts. In addition, obligors are entitled to have payments and credits applied to their accounts promptly, to receive prescribed notices and to require billing errors to be resolved promptly. In addition, some laws prohibit certain discriminatory practices in connection with the extension of credit. Further, state laws may limit the interest rate and the fees that a creditor may impose on obligors. Failure by creditor to comply with applicable laws could create claims and rights of offset that would reduce or eliminate a obligor's obligations, which could have a material adverse effect on our operations. Pursuant to agreements under which we purchase receivables, we are typically indemnified against losses resulting from the failure of the creditor to have complied with applicable laws relating to the receivables prior to our purchase of such receivables.

         Certain laws, including the laws described above, may limit our ability to collect amounts owing with respect to the receivables regardless of any act or omission on our part. For example, under the federal Fair Credit Billing Act, a credit card issuer may be subject to certain claims and defenses arising out of certain transactions in which a credit card is used if the consumer has made a good faith attempt to obtain satisfactory resolution of a problem relative to the transaction and, except in cases where there is a specified relationship between the person honoring the card and the credit card issuer, the amount of the initial transaction exceeds $50 and the place where the initial transaction occurred was in the same state as the consumer's billing address or within 100 miles of that address. Accordingly, as a purchaser of defaulted receivables, we may purchase receivables subject to valid defenses on the part of the obligor. Other laws provide that, in certain instances, obligors cannot be held liable for, or their liability is limited to $50 with respect to, charges to the credit card credit account that were a result of an unauthorized use of the credit card account. No assurances can be given that certain of the receivables were not established as a result of unauthorized use of a credit card account, and, accordingly, the amount of such receivables may not be collectible by us.

         Several federal, state and municipal laws, rules, regulations and ordinances, including, but not limited to, the federal Fair Debt Collection Practices Act and the Federal Trade Commission Act and comparable state statutes regulate debt collection activity. Although, for a variety of reasons, we may not be specifically subject to the federal Fair Debt Collection Practices Act and certain state statutes specifically addressing third-party debt collectors, it is our policy to comply with applicable laws in our collection activities. To the extent that some or all of these laws apply to our collection activities, failure to comply with such laws could have a materially adverse effect on us.

         Additional laws may be enacted that could impose additional restrictions on the servicing and collection of receivables. Such new laws may adversely affect the ability to collect the receivables.

         Because the receivables were originated and serviced pursuant to a variety of federal laws by a variety of entities there can be no assurance that all original servicing entities have at all times been in substantial compliance with applicable law. Additionally, there can be no assurance that we or our servicers have been or will continue to be at all times in substantial compliance with applicable law. The failure to comply with applicable law could materially adversely affect our ability to collect our receivables and could subject us to increased costs, fines and penalties.

         We currently hold a number of licenses issued under applicable credit laws. Certain of our current licenses and any licenses that we may be required to obtain in the future may be subject to periodic renewal provisions and/or other requirements. Our inability to renew licenses or to take any other required action with respect to such licenses could have a material adverse effect upon our results of operation and financial condition.

Employees

         As of December 31, 2003 we had no employees. We currently have one full time employee. Most of our collection activities are outsourced and managed by corporate officers. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employee to be good. We anticipate the hiring of a bookkeeper, property assistant and collection assistant in the near future.


ITEM 2.           DESCRIPTION OF PROPERTIES

         Prior to the Merger, we did not lease any premises for our executive or corporate offices. Following the merger, both our executive/corporate offices at 48 Franklin Turnpike, 3rd Floor, Ramsey, NJ 07746 and our business office at 3100 Route 138 West, Wall, New Jersey 07719 are located in leased space. The executive/corporate office is approximately 500 square feet and is subject to a one year lease from an unrelated third party and has an annual lease payment of $12,000. The business office is approximately 1000 square feet and is subject to a two year lease from a company owned by Messrs. Ragan and has an annual lease payment of $6,000.

ITEM 3.           LEGAL PROCEEDINGS

         There are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a part or to which any of its property is the subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to security holders during our 2003 fiscal year.

         On March 12, 2004, shareholders owning in the aggregate 86,995,000 shares of Common Stock, or approximately 87% of our then issued and outstanding Common Stock, consented in writing to approve (a) an amendment to our amended Certificate of Incorporation effectuating (i) a change in the our name to Velocity Asset Management, Inc., (ii) a 13 for one reverse split of our Common Stock and (iii) a change in the total authorized capital stock to 50,000,000 shares, of which 40,000,000 are classified as common stock, par value $.001 per share, and 10,000,000 are classified as preferred stock, par value $.001 per share, issuable in series with such powers, designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as our Board of Directors may fix from time to time by resolution or resolutions; and (b) the adoption of our 2004 Equity Incentive Program (the "Program").

Risk Factors

We are a New Venture with a Limited Operating History

         Prior to the Merger, our company had been inactive since 1991. STB was organized in 2003 and none of its subsidiaries has been in business for more than five years. Due to our limited operating history, our ability to operate successfully is materially uncertain and our operations and prospects are subject to all risks inherent in a developing business enterprise. Our limited operating history also makes it difficult to evaluate our long term commercial viability. Our potential for success must be evaluated in light of the problems, expenses and difficulties frequently encountered by new businesses in general and the collection services business specifically.

We may not be able to purchase receivable portfolios at favorable prices or on sufficiently favorable terms or at all.

         Our success depends upon the continued availability of receivable portfolios that meet our purchasing criteria and our ability to identify and finance the purchases of such portfolios. The availability of receivable portfolios at favorable prices and on terms acceptable to us depends on a number of factors outside of our control, including:

         o        the continuation of the current growth trend in debt;

         o the continued volume of receivable portfolios available for sale; and

         o competitive factors affecting potential purchasers and sellers of receivable portfolios.

The market for acquiring receivable portfolios is becoming more competitive, thereby possibly diminishing our ability to acquire such receivables at attractive prices in future periods.

The growth in debt may also be affected by:

         o        a slowdown in the economy;

         o        reductions in consumer spending;

         o        changes in the underwriting criteria by originators; and

         o        changes in laws and regulations governing lending.

         Any slowing of the consumer debt growth trend could result in a decrease in the availability of receivable portfolios for purchase that could affect the purchase prices of such portfolios. Any increase in the prices we are required to pay for such portfolios in turn will reduce the profit, if any, we generate from such portfolios.

We may not be able to recover sufficient amounts on our receivable portfolios to recover the costs associated with the purchase and servicing of those portfolios and to fund our operations.

         We acquire and collect on receivable portfolios that contain charged-off, semi-performing and performing receivables. In order to operate profitably over the long term, we must continually purchase and collect on a sufficient volume of receivables to generate revenue that exceeds our costs. For accounts that are charged-off or semi-performing, the originators or interim owners of the receivables generally have:

         o made numerous attempts to collect on these obligations, often using both their in-house collection staff and third-party collection agencies;

         o        subsequently deemed these obligations as uncollectible; and

         o        charged-off these obligations.

         These receivable portfolios are purchased at significant discounts to the amount the obligor owes. These receivables are difficult to collect and actual recoveries may vary and be less than the amount expected. In addition, our collections may worsen in a weak economic cycle. We may not recover amounts in excess of our acquisition and servicing costs.

         Our ability to recover on our portfolios and produce sufficient returns can be negatively impacted by the quality of the purchased receivables. In the normal course of our portfolio acquisitions, some receivables may be included in the portfolios that fail to conform to certain terms of the purchase agreements and we may seek to return these receivables to the seller for payment or replacement receivables. However, we cannot guarantee that any of such sellers will be able to meet their payment obligations to us. Accounts that we are unable to return to sellers may yield no return. If cash flows from operations are less than anticipated as a result of our inability to collect sufficient amounts on our receivables, our ability to satisfy our debt obligations, purchase new portfolios and our future growth and profitability may be materially adversely affected.

We are subject to competition for the purchase of receivable portfolios.

         We compete with other purchasers of receivable portfolios, with third-party collection agencies and with financial services companies that manage their own receivable portfolios. We compete on the basis of reputation, industry experience and performance. Some of our competitors have greater capital, personnel and other resources than we have. The possible entry of new competitors, including competitors that historically have focused on the acquisition of different asset types, and the expected increase in competition from current market participants may reduce our access to receivable portfolios. Aggressive pricing by our competitors could raise the price of receivable portfolios above levels that we are willing to pay, which could reduce the number of receivable portfolios suitable for us to purchase or if purchased by us, reduce the profits, if any, generated by such portfolios. If we are unable to purchase receivable portfolios at favorable prices or at all, our revenues and earnings could be materially reduced.

Our collections on unsecured receivables may decrease if bankruptcy filings increase.

         During times of economic recession, the amount of defaulted receivables generally increases, which contributes to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings an obligor's assets are sold to repay credit originators, but since certain of the receivables we purchase are unsecured we often would not be able to collect on those receivables. We cannot assure you that our collection experience would not decline with an increase in bankruptcy filings. If our actual collection experience with respect to our unsecured receivables portfolio is significantly lower than we projected when we purchased the portfolio, our earnings could be negatively affected. We use estimates for recognizing revenue on a majority of our receivable portfolio investments and our earnings would be reduced if actual results are less than estimated.

         We recognize finance income on a majority of our receivable portfolios using the interest method. We only use this method if we can reasonably estimate the expected amount and timing of cash to be collected on a specific portfolio based on historic experience and other factors. Under the interest method, we recognize finance income on the effective yield method based on the actual cash collected during a period, future estimated cash flows and the portfolio's carrying value prior to the application of the current quarter's cash collections. The estimated future cash flows are reevaluated quarterly. If future cash collections on these portfolios were less than what was estimated, we would recognize less than anticipated finance income or possibly an expense that would reduce our earnings during such periods. Any reduction in our earnings could materially adversely affect our stock price.

We may not be successful at acquiring receivables of new asset types or in implementing a new pricing structure.

         We may pursue the acquisition of receivable portfolios of asset types in which we have little current experience. We may not be successful in completing any acquisitions of receivables of these asset types and our limited experience in these asset types may impair our ability to collect on these receivables. This may cause us to pay too much for these receivables, and consequently, we may not generate a profit from these receivable portfolio acquisitions.

The loss of any of our executive officers may adversely affect our operations and our ability to successfully acquire receivable portfolios.

         Mr. Kleinert, our President and Chief Executive Officer, Mr. Ragan, Sr., our Vice President, and Mr. Ragan, Jr. our Treasurer, Secretary and Chief Financial Officer, are responsible for making substantially all management decisions, including determining which portfolios to purchase, the purchase price and other material terms of such portfolio acquisitions. These decisions are instrumental to the success of our business. The loss of the services of Mr. Kleinert, Mr. Ragan, Sr. or Mr. Ragan, Jr. could disrupt our operations and adversely affect our ability to successfully acquire receivable portfolios.

We have experienced rapid growth over the past several years, which has placed significant demands on our administrative, operational and financial resources and could result in an increase in our expenses.

         We plan to continue our growth, which could place additional demands on our resources and cause our expenses to increase. Future internal growth will depend on a number of factors, including:

         o the effective and timely initiation and development of relationships with sellers of receivable portfolios and strategic partners;

         o our ability to maintain the collection of receivables efficiently; and

         o the recruitment, motivation and retention of qualified personnel.

         Sustaining growth will also require the implementation of enhancements to our operational and financial systems and will require additional management, operational and financial resources. There can be no assurance that we will be able to manage our expanding operations effectively or that we will be able to maintain or accelerate our growth and any failure to do so could adversely affect our ability to generate revenues and control our expenses.

Government regulations may limit our ability to recover and enforce the collection of our receivables.

         Federal, state and municipal laws, rules, regulations and ordinances may limit our ability to recover and enforce our rights with respect to the receivables acquired by us. These laws include, but are not limited to, the following federal statutes and regulations promulgated thereunder and comparable statutes in states where obligors reside and/or where creditors are located:

         o        the Fair Debt Collection Practices Act;

         o        the Federal Trade Commission Act;

         o        the Truth-In-Lending Act;

         o        the Fair Credit Billing Act;

         o        the Equal Credit Opportunity Act; and

         o        the Fair Credit Reporting Act.

         o        the Fair Foreclosure Act.

         We may be precluded from collecting receivables we purchase where the creditor or other previous owner or servicer failed to comply with applicable law in originating or servicing such acquired receivables. Laws relating to the collection of consumer debt also directly apply to our business. Our failure to comply with any laws applicable to us, including state licensing laws, could limit our ability to recover on receivables and could subject us to fines and penalties, which could reduce our earnings and result in a default under our loan arrangements

         Additional laws may be enacted that could impose additional restrictions on the servicing and collection of receivables. Such new laws may adversely affect the ability to collect on our receivables which could also adversely affect our revenues and earnings.

Class action suits and other litigation in our industry could divert our management's attention from operating our business and increase our expenses.

         Certain originators and servicers in the consumer credit industry have been subject to class actions and other litigation. Claims include failure to comply with applicable laws and regulations and improper or deceptive origination and servicing practices. If we become a party to such class action suits or other litigation, our results of operations and financial condition could be materially adversely affected.

If our technology and phone systems are not operational, our operations could be disrupted and our ability to successfully acquire receivable portfolios could be adversely affected.

         Our success depends in part on sophisticated telecommunications and computer systems. The temporary loss of our computer and telecommunications systems, through casualty, operating malfunction or service provider failure, could disrupt our operations. In addition, we must record and process significant amounts of data quickly and accurately to properly bid on prospective acquisitions of receivable portfolios and to access, maintain and expand the databases we use for our collection or monitoring activities. Any failure of our information systems and their backup systems would interrupt our operations. We may not have adequate backup arrangements for all of our operations and we may incur significant losses if an outage occurs. Any interruption in our operations could have an adverse effect on our results of operations and financial condition.

Our quarterly operating results may fluctuate and cause our stock price to decline.

         Because of the nature of our business, our quarterly operating results may fluctuate, which may adversely affect the market price of our common stock. Our results may fluctuate as a result of any of the following:

         o the timing and amount of collections on our receivable portfolios;

         o our inability to identify and acquire additional receivable portfolios;

         o a decline in the estimated value of our receivable portfolio recoveries;

         o increases in operating expenses associated with the growth of our operations; and

         o        general and economic market conditions.

Because Several Existing Stockholders Own a Large Percentage of Our Voting Stock, Other Stockholders' Effective Voting Power may be Limited.

         As of February 3, 2004, three stockholders (the former holders of all of the capital stock of STB) beneficially own or control approximately 80% of our shares. If some or all of such persons act together, they can have the ability to control matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. This potential concentration of control can affect the value of our securities.

We Have Not Paid Any Dividends On Our Common Stock

         We have not paid any cash dividends on our Common Stock in the past and do not intend to pay any dividends on our Common Stock in the foreseeable future. Our board of directors is empowered to declare dividends, if any, to holders of the Common Stock, based on our earnings, capital requirements, financial condition, and other relevant factors. We anticipate that we will reinvest the profits from our operations, if any, into our business. There is no assurance that we will ever pay dividends to holders of our common stock.

Our organizational documents and Delaware law may make it harder for us to be acquired without the consent and cooperation of our board of directors and management.

         Several provisions of our organizational documents and Delaware law may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price of our common stock. Under the terms of our certificate of incorporation, our board of directors has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The ability to issue shares of preferred stock could tend to discourage takeover or acquisition proposals not supported by our current board of directors. In addition, we are subject to Section 203 of the Delaware General Corporation Law, which restricts business combinations with some stockholders once the stockholder acquires 15% or more of our common stock.


                                     PART II
                                     -------

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information

         Our common stock has traded on the Over-the-Counter Bulletin Board (OTC: BB) under the symbol "TLOP" since May 9, 2002 and will be traded under the symbol "VCYA" commencing on April 12, 2004. The following table sets forth the reported high and low bid quotations of our common stock for the periods indicated without giving effect to the Reverse Stock Split. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

----------------------------------------------------------------------------
Fiscal Year Ended December 31, 2002              High             Low
                                                 ----             ---
----------------------------------------------------------------------------
             First Quarter                        N/A             N/A
----------------------------------------------------------------------------
             Second Quarter                      $.20            $.15
----------------------------------------------------------------------------
             Third Quarter                       $.15            $.15
----------------------------------------------------------------------------
             Fourth Quarter                      $.13            $.13
----------------------------------------------------------------------------
Fiscal Year Ended December 31, 2003
----------------------------------------------------------------------------
             First Quarter                       $.13            $.12
----------------------------------------------------------------------------
             Second Quarter                      $.12            $.11
----------------------------------------------------------------------------
             Third Quarter                       $.11            $.06
----------------------------------------------------------------------------
             Fourth Quarter                      $.06            $.06
----------------------------------------------------------------------------
Fiscal Year Ending December 31, 2004
----------------------------------------------------------------------------
             First Quarter                       $.32            $.06
----------------------------------------------------------------------------

         On April 6, 2004, the closing bid price of our common stock as reported on the OTC Bulletin Board was $.24 per share.

Holders of Record

         As of April 6, 2004, there were approximately 248 holders of record of the our common stock and approximately 198 beneficial owners.

Dividends

         We have not paid any cash dividends on its common stock to date, and do not anticipate declaring or paying any dividends in the foreseeable future. We anticipate that for the foreseeable future we will follow a policy of retaining earnings, if any, in order to finance the expansion and development of our business. Payment of dividends is within the discretion of our board of directors and will depend upon our earnings, capital requirements and operating and financial condition, among other factors.

Recent Sales of Unregistered Securities

         During the period covered by this Report, we did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as previously included in a quarterly report on Form 10-QSB.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview


         We were incorporated in December 1986 under the name Tele-Optics, Inc. for the purpose of engaging in the development, manufacture and marketing of a variety of optical, electronic and electro-optical products for use in the medical and defense industries. In September 1991, we sold all of our assets related to such operations to a third party. Since that sale and until February 3, 2004 (the "Effective Date"), when we acquired STB, Inc., a New Jersey corporation ("STB"), we have had virtually no active business operations. On November 21, 1997, new investors, including our management immediately prior to the Effective Date, purchased approximately sixty-two (62%) percent of our then issued and outstanding Common Stock. Between November 21, 1997 and February 3, 2004, those investors and others have provided additional funds in the form of equity investment and loans to ensure our viability and permit us to continue our limited operations and pursue business opportunities.

         On the Effective Date, our wholly-owned subsidiary, TLOP Acquisition Company, L.L.C., a New Jersey limited liability company ("Newco"), merged with and into STB (the "Merger"). The details of the Merger are set forth in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on February 18, 2004.

         In connection with the Merger, we completed a private placement to an accredited investor of 7,312,500 shares of Common Stock and a warrant exercisable for a period of five years to purchase an aggregate of 7,312,500 shares of Common Stock at an exercise price of $.08 per share in exchange for an aggregate cash consideration of $500,000. The proceeds of such private placement are being used by us for working capital.

         As a result of the Merger, we now carry on business through our wholly-owned subsidiary Newco, whose subsidiaries are engaged in the business of investing in, and maximizing the return on, real property being sold at sheriffs' foreclosure sales and judgment execution sales, defaulted mortgages, partial interests in real property and real property with clouded title, New Jersey municipal tax liens and unsecured debt purchased on the secondary market.

         Effective April 8, 2004, we changed our corporate name from Tele-Optics, Inc. to Velocity Asset Management, Inc., effected a 13 for one reverse split of our then issued and outstanding shares of Common Stock (the "Reverse Split"), and changed the total authorized shares of our capital stock to 50,000,000 shares, of which 40,000,000 are classified as common stock, par value $.001 per share, and 10,000,000 are classified as preferred stock, par value $.001 per share, issuable in series with such powers, designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as our Board of Directors may fix from time to time by resolution or resolutions.

Results of Operations

         During the twelve months ended December 31, 2003, we did not have any revenues from operations and incurred a net loss of $7,730. Expenses for this year were related primarily to maintaining the Company, including periodic reporting with the SEC and other miscellaneous expenses. During 2003, we did not engage in any meaningful operations.

         During the twelve months ended December 31, 2002, we did not have any revenues from operations and incurred a net loss of $11,783. Expenses for this year were related primarily to maintaining the Company, including periodic reporting with the SEC and other miscellaneous expenses. During 2002, we did not engage in any meaningful operations.

Liquidity and Capital Resources

         At December 31, 2003, we had $451 in cash, and had no current liabilities. On February 3, 2004, we acquired all of the issued and outstanding capital stock of STB, Inc. pursuant to the Merger. As a result of the Merger our primary business is the former business of STB, Inc.

         As of April 6, 2004, our principal sources of liquidity consisted of cash and cash equivalents of approximately $1,000,000, and we had no commitments for capital expenditures. We will incur routine fees and expenses incident to our reporting duties as a public company.

         We intend to raise capital from both existing and new shareholders and to use the proceeds for working capital and to expand our business through the acquisition of receivable portfolios. There can be no assurance that we will be able to find sources of financing on terms acceptable to us, if at all. If we do not find sources to finance our activities, we may be unable to fund or expand our operations.


ITEM 7.           FINANCIAL STATEMENTS

         Our financial statements listed on the Index to the Financial Statements are included beginning at F-1 following Item 14 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On July 21, 2003,the Company's principal accountant, Grassano Accounting, P.A. resigned and the Company appointed Robert C. Seiwell, Jr. CPA, as its principal accountant. The report of Grassano Accounting, P.A. on the Company's financial statements for the fiscal year ended December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except for a going concern uncertainty.

         In connection with the audit of the Company's financial statements for the fiscal year ended December 31, 2002, and in the subsequent interim period, there were no disagreements, disputes, or differences of opinion with Grassano Accounting, P.A. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Grassano Accounting, P.A. would have caused Grassano Accounting, P.A. to make reference to the matter in its report.

         Effective December 14, 2003, Robert C. Seiwell, Jr. CPA, resigned. Prior to his resignation, Mr. Seiwell did not issue any audit of or report on the Company's financial statements. There were no disagreements, disputes, or differences of opinion with Robert C. Seiwell, Jr. CPA on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Robert C. Seiwell, Jr. CPA would have caused Robert C. Seiwell, Jr. CPA to make reference to the matter in any report to be issued by Mr. Seiwell.

         On February 10, 2004, we engaged Cowan, Gunteski & Co., P.A., an independent public accounting firm, to act as our independent auditors. During the fiscal years ended December 31, 2003 and December 31, 2002 and through the date hereof, neither the Registrant nor anyone on its behalf consulted with Cowan, Gunteski & Co., P.A. with respect to any matters or event, including any matters or events set forth and described in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III
                                    --------

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

Information Concerning Executive Officers And Directors

Executive Officers

Our new executive officers are identified in the table below.

--------------------------------------------------------------------------------------------------
                                       Year Became an
            Name               Age    Executive Officer                Positions
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
      John C. Kleinert         45           2004         President, Chief Executive Officer(1)
--------------------------------------------------------------------------------------------------
    W. Peter Ragan, Sr.        57           2004         Vice President(1)
--------------------------------------------------------------------------------------------------
    W. Peter Ragan, Jr.        33           2004         Treasurer, Secretary and Chief Financial
                                                         Officer
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
(1) Such person is also a member of our board of directors.

--------------------------------------------------------------------------------------------------

         (a) There are no material proceedings known to us to which any of our directors, officers or affiliates, or any owner of record or beneficially of more than 5% of any class of our voting securities, or any affiliate of such persons is a party adverse to us or has a material interest adverse to our interests.

         (b) The following brief biographies contain information about our directors and our executive officer. The information includes each person's principal occupation and business experience for at least the past five years. This information has been furnished to us by the individuals named. Except for the relationship of Mr. Ragan, Sr. and Mr. Ragan, Jr., who are father and son, there are no family relationships known to us between the directors and executive officers. We do not know of any legal proceedings that are material to the evaluation of the ability or integrity of any of the directors or executive officers.

         John C. Kleinert earned a Bachelor of Science degree in Chemical Engineering from Princeton University in 1981. In 1982 Mr. Kleinert was hired by Goldman Sachs in New York and from 1982-1990 he traded various municipal products and was appointed head of the Municipal Trading Desk in 1991. In 1994 Mr. Kleinert was elected a general partner of the firm and served in that capacity until the end of 1997 when he retired and became a limited partner. Since retiring from Goldman Sachs, Mr. Kleinert has pursued several business ventures. He manages a trading operation, JCK Investments, which invests in equities, bonds, commodities and options. He is also a co-founder or our company.

         W. Peter Ragan, Sr. received a Bachelor of Science in Marketing from LaSalle University in 1968 and earned his law degree from the Seton Hall University School of Law in 1974. Since his graduation he has practiced primarily in the area of creditor's rights. Mr. Ragan practiced with the firm of Schaefer and Crawford in Ocean Township, New Jersey, from 1974 to 1979 where he specialized in municipal law and creditor's rights. From 1979 through May of 1998, Mr. Ragan was a principal of Blankenhorn & Ragan, PC, and its predecessor partnership. In May of 1998, the firm of Ragan & Ragan, PC was created where Mr. Ragan is presently senior partner and continues with his focus upon creditor's rights. Mr. Ragan has been a member of the New Jersey State Bar since 1974 and is also admitted to practice before the United States District Court for the District of New Jersey, United States Third Circuit Court of Appeals and the United States Supreme Court. Mr. Ragan is also a co-founder of our company.

         W. Peter Ragan, Jr. earned a Bachelor of Science in Management and Marketing from Manhattan College 1992 and graduated, cum laude, from the Seton Hall University School of Law in May of 1996. Most recently, Mr. Ragan received a Masters Degree in Business Administration from Monmouth University in 2001. After Mr. Ragan's graduation from Seton Hall he was employed by Blankenhorn & Ragan, PC as a litigation associate. He has handled cases involving creditor's rights, collection and bankruptcy litigation practice. In May of 1998, Mr. Ragan became a partner in the firm Ragan & Ragan, PC and now manages Ragan & Ragan, PC's volume collection practice. Mr. Ragan is a member of the New York and New Jersey State Bars and is also admitted to practice before the United States District of New Jersey, the United States District Court for the Southern District of New York, and the United States Third Circuit Court of Appeals. Mr. Ragan is also a co-founder of our company.

Board of Directors

Our new board of directors are identified in the table below.

--------------------------------------------------------------------------------
                                         Year Became a
             Name                Age        Director               Background
--------------------------------------------------------------------------------
       John C. Kleinert          45           2004                 Co-Founder
--------------------------------------------------------------------------------
     W. Peter Ragan, Sr.         57           2004                 Co-Founder
--------------------------------------------------------------------------------

         (a) There are no material proceedings known to us to which any of our directors, officers or affiliates, or any owner of record or beneficially of more than 5% of any class of our voting securities, or any affiliate of such persons is a party adverse to us or has a material interest adverse to our interests.

         (b) None of our directors any additional compensation for his or her services as a Director. Non-management directors receive no salary for their services as such, but may participate in our stock option plans. The board of directors has authorized payment of reasonable travel or other out-of-pocket expenses incurred by non-management directors in attending meetings of the board of directors and committees thereof.

         (c)      We expect to expand our board of directors in the near future.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports and changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended December 31, 2003 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended December 2003, it has been determined that no Reporting Persons were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act.

ITEM 10.          EXECUTIVE COMPENSATION

Compensation

         The Company has not paid any compensation to its current officers and directors and di not pay any compensation to any of its officers or directors during fiscal 2003. The Company expects to pay reasonable compensation at such time as the Company's business develops to such extent that it is able to do so. During fiscal 2003, the Company did not have any incentive or stock option plans and or any employment agreements.

Compensation Pursuant to Plans

         As of December 31, 2003, we had not adopted an equity compensation plan. In March 2004, we approved the 2004 Equity Incentive Program (the "Program"). The Program provides for the grant of incentive stock options ("ISOs"), nonqualified stock options ("NQSOs," and collectively with ISOs, "Options"), restricted stock grants, including, but not limited to, unrestricted stock grants ("Unrestricted Stock Awards," and collectively with Options, Restricted Stock Awards and other Common Stock based Awards, "Awards") as approved by the Board or a committee thereof (the "Committee"). ISOs granted under the Program are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). NQSQs granted under the Program are intended not to qualify as incentive stock options under the Code.

         The total number of shares of the Company's Common Stock that may be issued under the Program upon the exercise of all Option granted under the Program or the satisfaction by all recipients of all conditions necessary for the receipt of Restricted Stock Awards and/or Unrestricted Stock Awards may not exceed 13,000,000 (post Reverse Split), of which 6,5000,000 shares shall be available for issuance under ISOs and 6,500,000 shares shall be available for issuance under NQSOs, Restricted Stock Awards and/or Unrestricted Stock Awards. No Awards have been made under the Program as of the date of this Report.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND AND
MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information available to us, as of April 6, 2004 with respect to the beneficial ownership of the outstanding shares of Common Stock giving effect to the Reverse Split by (i) any holder of more than five percent (5%) of the outstanding shares; (ii) our officers and directors; and (iii) our officers and directors as a group:

Name and Address of Beneficial            Shares of Common Stock       Percentage (%) of Common
         Owner(1)                                Owned                        Stock(2)
------------------------------            ----------------------       ------------------------
David Grantatell(3)                                562,500                        7.3%
John C. Kleinert(4),(5)                         39,841,250                       39.8%
W. Peter Ragan, Sr.(6),(7)                      19,920,625                       19.9%
W. Peter Ragan, Jr.(6),(7)                      19,920,625                       19.9%
All officers and directors as a group           79,682,500                       79.6%
(three persons)

(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (1) to Item 403 (b) of Regulation S-B of the Securities Exchange Act of 1934.

(2)  Percentages are approximate.

(3)  The business address of Mr. Grantatell is 125 Main Avenue, Elwood Park, NJ.

(4) The business address of Mr. Kleinert is 48 Franklin Turnpike, 3rd Fl, Ramsey, NJ.

(5) Excludes 5,876,250 shares of common stock to be issued to each of Mr. Ragan Sr. and Mr. Ragan Jr. in connection with the Merger after the amendment of our Certificate of Incorporation and 7,920,250 shares of common stock issuable upon the exercise of warrants issued to each of Mr. Ragan Sr. and Mr. Ragan Jr. in connection with the Merger.

(6) The business address of the stockholder, director or officer, as the case may be, noted above is 3100 Rt. 138, Wall, NJ.

(7) Excludes 11,752,500 shares of common stock to be issued to Mr. Kleinert in connection with the Merger as soon as practicable after the amendment of our Certificate of Incorporation, 15,840,500 shares of common stock issuable upon the exercise of warrants issued to Mr. Kleinert in connection with the Merger, and shares of preferred stock convertible into Common Stock to be issued to Mr. Kleinert in consideration of cancellation of debt owed by us to Mr. Kleinert.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Except as set forth below, no transactions have occurred since the beginning of the Company's last fiscal year or are proposed with respect to which a director, executive officer, security holder owning of record or beneficially more than 5% of any class of the Company's securities or any member of the immediate families of the foregoing persons had or will have a direct or indirect material interest.

         As a result of the Merger the Company's business office at 3100 Route 138 West, Wall, New Jersey 07719 is leased for a two year period from a company owned by Messrs. Ragan and has an annual lease payment of $6,000.

         It is the Company's policy, with respect to insider transactions, that all transactions between the Company, its officers, directors and principal stockholders and their affiliates be on terms no less favorable to the Company than could be obtained from an unrelated third parties in arms-length transactions, and that all such transactions shall be approved by a majority of the disinterested members of the Board of Directors. The Company believes that the transaction described above complies with such policy.

         Except for the relationship of W. Peter Ragan, Sr. and W. Peter Ragan, Jr., who are father and son none of our officers and directors are related.

         Pursuant to the Merger Agreement, Kleinert agreed that as soon as practical after we authorized a series of preferred stock, he would convert all of the debt owed by us to him into shares of preferred stock. Such authorization was effected on April 8, 2004. We expect to designate a series of preferred stock to permit the conversion of his debt, as well as the debt of two other creditors. After giving effect to the Reverse Split, we expect that the preferred stock will have the following rights and preferences: (a) a liquidation preference senior to the common stock in an amount equal to the purchase price of the preferred stock plus accrued but unpaid dividends (b) a right to receive dividends equal to prime plus one-percent per annum times $1.00, (c) a right to convert each share of preferred stock into one share of common stock at the option of the holder, and (d) a right to one vote per share, voting with the common stock on all matters except as required by law. We expect that Kleinert and the other creditors will receive one share of preferred stock for each $1.00 of debt that we owe to them. Currently, the Company owes Kleinert approximately $3.1 million and the two other creditors an aggregate of approximately $455,000, all inclusive of interest.

                                     PART IV
                                     -------

ITEM 13.          EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)      Exhibits

Exhibit Number          Description of Exhibit
--------------          ----------------------
3.1(1)                  Articles of Incorporation*
3.1(2)                  Certificate of Amendment to Articles of Incorporation**
3.2                     Registrant's By-laws*
10.1                    Business Advisory Agreement by and among Lomond
                        International, Inc. and the Issuer, dated as of February
                        5, 2004.***
31.1                    Certification of Principal Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002
31.2                    Certification of Principal Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002
32.1                    Certification of Principal Executive Officer Pursuant to
                        18 U.S.C. Section 1350
32.2                    Certification of Principal Financial Officer Pursuant to
                        18 U.S.C. Section 1350

-------------------
         * Incorporated by reference to Registrant's Registration Statement on Form 10-SB.
         ** Incorporated by reference to Registrant's Definitive Information Statement filed with the Securities and Exchange Commission on March 19, 2004.
         ** Incorporated by reference to Schedule 13D filed by Lomond International Inc. on March 10, 2004.


         b)       Reports on Form 8-K

                  None

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

         (a) Audit Fees

         The aggregate fees billed for each of fiscal 2003 and fiscal 2002 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings ort engagements for those fiscal years was $11,000 and $3,008, respectively.

         (b) Audit-Related Fees

         No fees were billed in each of fiscal 2003 and fiscal 2002 for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of the Company's financial statements.

         (c) Tax Fees

         No fees were billed in fiscal 2003 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. In fiscal 2202, the audit fee referred to above included tax compliance and was not segregated.

         (d) All Other Fees

         No fees were billed in each of fiscal 2003 and fiscal 2002 for products and services provided by the principal accountant.

         (e) The Company did not and was not required to have an audit committee during fiscal 2003 or fiscal 2002.


ITEM 15.          CONTROLS AND PROCEDURES


         (a)      Evaluation of Disclosure Controls and Procedures.
                  ------------------------------------------------

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries).

         (b)      Changes in Internal Controls
                  ----------------------------

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

                               TELE-OPTICS, INC.

                        (A Development Stage Enterprise)

                              FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

                                TELE-OPTICS, INC.
                        (A Development Stage Enterprise)

                              FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002



CONTENTS

                                                                           Page


INDEPENDENT AUDITORS' REPORT                                                  1


FINANCIAL STATEMENTS

    Balance Sheets                                                            2

    Statements of Operations and Earnings Per Share                           3

    Statements of Stockholders' Equity (Deficit)                              4

    Consolidated Statements of Cash Flows                                     5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                            6 - 9

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
Tele-Optics, Inc.
(A Development Stage Enterprise)
Boca Raton, Florida

         We have audited the accompanying balance sheet of Tele-Optics, Inc. (a development stage enterprise), as of December 31, 2003, and the related statements of operations and earnings per share, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tele-Optics, Inc., as of December 31, 2003, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

         The 2002 financial statements were audited by other auditors whose report dated February 4, 2003, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.





Toms River, New Jersey
March 22, 2004

                               TELE-OPTICS, INC.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS
                                  December 31,

                                     ASSETS

                                                                       2003           2002
                                                                   -----------    -----------
CURRENT ASSETS
   Cash and Cash Equivalents                                       $       451    $        89
                                                                   -----------    -----------

         Total Assets                                              $       451    $        89
                                                                   ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts Payable                                                $        --    $       408
   Deposit on Stock Purchase                                                --          2,000
                                                                   -----------    -----------

         Total Current Liabilities                                          --          2,408
                                                                   -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common Stock, $.001 Par Value, 100,000,000 Shares Authorized,
     13,005,000 and 9,855,000 Shares Issued and Outstanding at
     December 31, 2003 and 2002, respectively                           13,005          9,855
   Additional Paid in Capital                                        1,781,099      1,773,749
   Deficit Accumulated During Development Stage                        (86,444)       (78,714)
   Accumulated Deficit from Operations                              (1,707,209)    (1,707,209)
                                                                   -----------    -----------

         Total Stockholders' Equity (Deficit)                              451         (2,319)
                                                                   -----------    -----------

         Total Liabilities and Stockholders' Equity (Deficit)      $       451    $        89
                                                                   ===========    ===========

See accompanying notes to financial statements

REVENUES                                               $         --    $         --    $         --

ADMINISTRATIVE EXPENSES                                       7,730          11,783          86,764

INCOME (LOSS) FROM OPERATIONS                                (7,730)        (11,783)        (86,764)

OTHER INCOME (EXPENSE)
    Forgiveness of Debt income                                   --             320             320

Net income (Loss) Applicable to Common Shareholders    $     (7,730)   $    (11,463)   $    (86,444)
                                                       ------------    ------------    ------------


EARNINGS PER SHARE, BASIC

    Per Common Share - Basic                           $      (0.00)   $      (0.00)   $      (0.01)
                                                       ------------    ------------    ------------

      Shares Used in Per Share Calculation - Basic       11,592,945       9,076,712       9,076,712
                                                       ------------    ------------    ------------

EARNINGS PER SHARE, DILUTED

    Per Common Share - Diluted                         $      (0.00)   $      (0.00)   $      (0.01)
                                                       ------------    ------------    ------------

      Shares Used in Per Share Calculation - Diluted     11,592,945       9,076,712       9,076,712
                                                       ------------    ------------    ------------

See accompanying notes to financial statements

                               TELE-OPTICS, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                 For The Years Ended December 31, 2003 and 2002

                                                                                                 January 1, 1999
                                                                                                 (Inception) to
                                                                   December 31,    December 31,    December 31,
                                                                       2003            2002            2002
                                                                   ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                        $     (7,730)   $    (11,463)   $    (86,444)
   Adjustments to reconcile net income to net cash provided from operating activities:
     Stock Issuance for Services Rendere                                     --             850           8,450
     Increase (Decrease) in Liabilities:
        Accounts Payable                                                   (408)            408              --
        Accrued Interest Payable                                             --            (320)             --
                                                                   ------------    ------------    ------------

        Net Cash Used by Operating Activities                            (8,138)        (10,525)        (77,994)
                                                                   ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Deposit on Stock Purchase                                           (2,000)          2,000              --
     Proceeds from Loans from Stockholders                                   --              --           4,800
     Proceeds from Sale of Common Stock                                  10,500           5,000          45,500
                                                                   ------------    ------------    ------------

        Net Cash Provided from Investing Activities                       8,500           7,000          50,300
                                                                   ------------    ------------    ------------

Net Increase (Decrease) in Cash and Cash Equivalents                        362          (3,525)        (27,694)

Cash and Cash Equivalents at Beginning of Year                               89           3,614          28,145
                                                                   ------------    ------------    ------------

Cash and Cash Equivalents at End of Year                           $        451    $         89    $        451
                                                                   ============    ============    ============

See accompanying notes to financial statements

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Nature of Operations
--------------------

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Use of Estimates
         ----------------

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Fair Value of Financial Instruments
         -----------------------------------

         Financial instruments, including cash, receivables, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates. At present, the Company does not have any receivables, accounts payable or notes payable.

         Income Taxes
         ------------

         The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         Earnings per Share
         ------------------

         The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128) which establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. As a result, primary and fully diluted EPS have been replaced by basic and diluted EPS. EPS is calculated by dividing net income by the weighted-average number of outstanding shares of Common Stock for each year.

         Comprehensive Income
         --------------------

         Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," (SFAS 130), requires that total comprehensive income be reported in the financial statements. There were no components of comprehensive income; consequently, no separate statement of comprehensive income has been presented.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recent Accounting Pronouncements
         --------------------------------

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standard (SFAS) No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. The Company adopted this standard in 2003 and it did not have a material impact on the Company's consolidated results of operations or financial position.

In August 2001, the FASB also approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaced SFAS No.
121. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No.144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company's adoption of SFAS No. 144 did not have a material effect on the Company's results of operations, cash flows or financial position.

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement (i) eliminates extraordinary accounting treatment for a gain or loss reported on the extinguishment of debt, (ii) eliminates inconsistencies in the accounting required for sale-leaseback transactions and certain lease modifications with similar economic effects and (iii) amends other existing authoritative pronouncements to make technical corrections, clarify meanings or describe their applicability under changed conditions. The adoption of this Statement did not have a material impact on the Company's consolidated results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities that are initiated after December 31, 2002. The Company's adoption of SFAS No. 146 did not have a material effect on the Company's results of operations, cash flows or financial position.

On November 25, 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for and disclosure of the issuance of certain types of guarantees. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company's adoption of FIN 45 did not have a material effect on the Company's results of operations, cash flows or financial position.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recent Accounting Pronouncements
         --------------------------------

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities - an interpretation of ARB No. 51, and in December 2003, issued a revised FIN 46(R), Consolidation of Variable Interest Entities - an interpretation of ARB No. 51, both of which address consolidation of variable interest entities. FIN 46 expanded the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation was immediately applicable to variable interest entities created after January 31, 2003. The adoption of this portion of FIN 46 did not have a material effect on the Company's results of operation, cash flows or financial position. FIN 46 is applicable in 2004 to variable interest entities in which an enterprise holds a variable interest that were acquired before February 1, 2003. The Company's adoption of FIN 46 did not have a material effect on the Company's results of operations, cash flows or financial position.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which is effective for contracts entered into or modified after June 30, 2003. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company's adoption of SFAS No. 149 in 2003 did not have a material effect on the Company's results of operations, cash flows or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which is effective for financial instruments entered into or modified after May 31, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company's adoption of SFAS No. 150 in 2003 did not have a material effect on the Company's results of operations, cash flows or financial position.

NOTE 3 - COMMON STOCK TRANSACTIONS

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

         On July 19, 2002, the Company issued 480,000 shares of common stock to payoff the $4,800 in stockholders' notes payable. The accrued interest of $320 was forgiven. On the same date, the Company sold 150,000 shares of common stock at $.02 per share.

         On January 16, 2003, the Company issued 150,000 shares of its common stock for $3,000 (or $.02 per share). $2,000 had been received in 2002 and the remaining $1,000 was received in January 2003.

         On June 10, 2003, the Company sold 1,200,000 shares of its common stock to two of its officers, 600,000 shares to a corporation wholly-owned by the son of the Company's president, and 1,200,000 shares to two unrelated parties for a total of $7,500 ($.0025 per share).

NOTE 4 - RELATED PARTY TRANSACTIONS

         On March 1, 2001, four stockholders each lent the Company $1,200, evidenced by unsecured promissory notes bearing an interest rate of 8% and due on September 1, 2001. The notes were subsequently extended to be due on October 31, 2002. On July 19, 2002, the Company issued common stock in lieu of payment for the notes payable to its shareholders (See Note 3). The outstanding notes payable balance as of December 31, 2003 and 2002 was $-0- and $4,800, respectively.

NOTE 5 - INCOME TAXES

         Deferred income taxes relating to the tax benefit of the Company's net operating loss was offset by a valuation allowance due to the uncertainty of profitable operations in the future. Also, as a result of the Company's change of control, the net operating losses which can be utilized each year will be limited under the provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended.

         The Company's net operating loss carryforward of approximately $1,680,000, which expires from the year 2006 through 2017, may be carried forward for tax purposes, to offset taxable income.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

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

                                     2003               2002
                                  ----------         ----------

         Cash paid for:
            Income Taxes          $       --         $       --
                                  ----------         ----------

            Interest              $       --         $       --
                                  ----------         ----------

NOTE 7 - SUBSEQUENT EVENTS

         On February 3, 2004 (the "Effective Date"), the Company entered into and consummated an Agreement and Plan of Merger (the "Merger Agreement") by and among its wholly-owned subsidiary, TLOP Acquisition Company, L.L.C., a New Jersey limited liability company ("Newco"), STB and the stockholders of STB, John C. Kleinert, W. Peter Ragan, Sr. and W. Peter Ragan, Jr. (collectively, the "Stockholders"). Pursuant to the Merger Agreement, on the Effective Date, STB was merged with and into Newco (the "Merger"), and the Company issued to the Stockholders in exchange for all of the common stock of STB issued and outstanding (a) an aggregate of 79,682,500 shares of the Company's Common Stock,
(b) the right to receive an aggregate of 23,505,000 additional shares of Common Stock upon the Company's amendment of its certificate of incorporation to increase the total number of shares of capital stock that the Company is authorized to issue, and (c) warrants to purchase during a period of five years an aggregate of 31,681,000 shares of Common Stock at an exercise price of $.08 per share. The 79,682,500 shares of Common stock issued to the Stockholders represented approximately 80% of the then total issued and outstanding shares of Company Common Stock. On the Effective Date, all of the Company's pre-Merger officers and directors resigned and the officers of STB became the officers of the Company. Additionally, after compliance with Rule 14f-1 under the Securities Exchange Act of 1934, two of the Stockholders became the directors of the Company.

         In connection with the Merger, the Company completed a private placement to an accredited investor of 7,312,500 shares of Common Stock and a warrant exercisable for a period of five years to purchase an aggregate of 7,312,500 shares of Common Stock at an exercise price of $.08 per share in exchange for an aggregate cash consideration of $500,000. The proceeds of such private placement are being used by the Company for working capital. In addition, certain of the Company's existing stockholders owning in the aggregate 9,846,653 shares of Common Stock sold for approximately $5,000 in cash to Lomond International, Inc. and Harold Wine an option to purchase such shares during the 30 day period commencing 91 days following the Effective Date for an aggregate exercise price of $240,000. The same existing stockholders also entered into an agreement with STB pursuant to which such stockholders were granted the right to put 9,846,653 shares of Common Stock to STB during the 30 day period commencing upon expiration of the option, if such option is not exercised, for an aggregate put price of $240,000.

         As a result of the Merger, the Company now carries on business through its wholly-owned subsidiary Newco, which maintains its executive offices at 48 Franklin Turnpike, 3rd Floor, Ramsey, NJ 07746 and its business offices at 3100 Route 138 West, Wall, New Jersey 07719.

         Lomond International Inc., a reporting person of the Company, and the Company entered into a Business Advisory Agreement, dated as of February 5, 2004, (the "Agreement"), whereby Lomond agreed to provide such business advisory services to the Company on a "best efforts, non-exclusive" basis for a term of 12 months, and the Company as an inducement to Lomond to enter the Agreement issued to Lomond a warrant to purchase 2,600,000 shares of the Company's Common Stock at $.08 per share, which is not exercisable until December 31, 2004 and terminates in 2009.

         On March 12, 2004, Company shareholders owning in the aggregate 86,995,000 shares of Common Stock, or approximately 87% of the then issued and outstanding Common Stock, consented in writing to approve (a) an amendment to the Company's amended Certificate of Incorporation effectuating (i) a change in the Company's name to Velocity Asset Management, Inc., (ii) a 13 for one reverse split of the Company's Common Stock and (iii) a change in the total authorized capital stock to 50,000,000 shares, of which 40,000,000 are classified as common stock, par value $.001 per share, and 10,000,000 are classified as preferred stock, par value $.001 per share, issuable in series with such powers, designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as the Company's Board of Directors may fix from time to time by resolution or resolutions; and (b) the adoption of the Company's 2004 Equity Incentive Program. On April 8, 2004, the Company filed the amended Certificate of Incorporation effectuating the above listed changes and such changes became effective.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    April 9, 2004

                               VELOCITY ASSET MANAGEMENT, INC.

                               By: /s/ JOHN C. KLEINERT
                                   --------------------------------------------
                                   Name:  John C. Kleinert
                                   Title: President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                                Title                                 Date
---------                                -----                                 ----
/s/ JOHN C. KLEINERT                     President, Chief Executive Officer    April 9, 2004
-------------------------------------    and Director
John C. Kleinert


/s/ PETER RAGAN SR.                      Vice President and Director           April 9, 2004
-------------------------------------
W. Peter Ragan, Sr.


/s/ W. PETER RAGAN, JR.                  Treasurer, Secretary and Chief        April 9, 2004
-------------------------------------
W. Peter Ragan, Jr. Financial Officer