Form 10QSB
period 2004-03-31
VELOCITY ASSET MANAGEMENT INC
filed 2004-05-19
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       Or

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                       COMMISSION FILE NUMBER: 000-161570

                         VELOCITY ASSET MANAGEMENT, INC.
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

                                 (201) 760-1030
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer (1), has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 14, 2004, the registrant had 7,692,331 shares of common stock outstanding.

                    VELOCITY ASSET MANAGEMENT SERVICES, INC.

                                   FORM 10-QSB
                      For the Quarter Ended March 31, 2004

                                      Index

                                                                                    Page
                                                                                  Number
PART I                        FINANCIAL INFORMATION
Item 1        Condensed Consolidated Balance Sheets as of December 31, 2003
              and March 31, 2004 (unaudited for March 31, 2004 period)                1

              Condensed Consolidated Statements of Operations for the three
              Months ended March 31, 2004 and 2003 (unaudited)                        3

              Condensed Consolidated Statements of Stockholders Equity
              (Deficit) as of December 31, 2003 and for the three months ended
              March 31, 2004 (unaudited for March 31, 2004                            4

              Condensed Consolidated Statements of Cash Flows for the three
              months ended March 31, 2004 and 2003 (unaudited)                        5

              Notes to Consolidated Financial Statements                              6

Item 2        Management's Discussion and Analysis or Plan of Operation              14

Item 3        Controls and Procedures                                                16

PART II

Item 1        Legal Proceedings                                                      17
Item 2        Changes in Securities                                                  17
Item 3        Defaults Upon Senior Securities                                        18
Item 4        Submission of Matters to a Vote of Security Holders                    18
Item 5        Other Information                                                      18
Item 6        Exhibits and Reports on Form 8 - K                                     18
Signature                                                                            20
Certifications                                                                       21
Exhibit 32.1                                                                         25
Exhibit 32.2                                                                         26

                                     PART I
                              FINANCIAL INFORMATION

  Item 1     Financial Statements

                 VELOCITY ASSET MANAGEMENT, INC AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              March 31,    December 31,
                          ASSETS                                                2004           2003
                                                                             (Unaudited)        *
                                                                            ------------   ------------
CURRENT ASSETS
  Cash and Cash Equivalents                                                 $    333,860   $    540,427
  Accounts Receivable                                                             14,948        207,971
  Property Inventory Owned                                                     1,859,284      1,139,670
  Deposits on Properties                                                          72,500        127,500
  Tax Certificates Held and Accrued Interest Receivable, Net of Discounts        892,810      1,009,073
  Finance Receivables                                                          1,715,088      1,767,166
  Other Current Assets                                                            13,000             --
                                                                            ------------   ------------

      Total Current Assets                                                  $  4,901,490   $  4,791,807
                                                                            ============   ============

               VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   March 31,     December 31,
           LIABILITIES AND STOCKHOLDERS' DEFICIT                     2004            2003
                                                                  (Unaudited)         *
                                                                 ------------    ------------
CURRENT LIABILITIES
  Accounts Payable                                               $     39,999    $         --
  Accrued Expenses                                                    176,722         191,622
  Short-Term Borrowings Under Line of Credit                          905,477         705,477
  Current Portion of Long-Term Debt                                 2,306,036       2,306,036
  Income Taxes Payable                                                  2,567           2,567
  Current Portion of Obligations Under Capital Leases                 408,981         436,752
                                                                 ------------    ------------

    Total Current Liabilities                                       3,799,783       3,642,454
                                                                 ------------    ------------

LONG-TERM LIABILITIES
  Obligations Under Capital Lease, less current portion               691,389         742,413
  Long-Term Debt, less current portion                                499,020         499,020
                                                                 ------------    ------------

    Total Long-Term Liabilities                                     1,190,409       1,241,433
                                                                 ------------    ------------

    Total Liabilities                                               4,990,192       4,883,887
                                                                 ------------    ------------

STOCKHOLDERS' DEFICIT
  Common Stock, $0.001 par value, 100,000,000 shares Authorized,
     Issued and Outstanding and $1.00 par value, 100 shares
     Authorized, 33 shares Issued and Outstanding, respectively       100,000              33
  Additional Paid In Capital                                               --             967
  Stockholders' Deficit                                              (188,702)        (93,080)
                                                                 ------------    ------------

  Total Stockholders' Deficit                                         (88,702)        (92,080)
                                                                 ------------    ------------

    Total Liabilities and Stockholders' Deficit                  $  4,901,490    $  4,791,807
                                                                 ============    ============

* Condensed from audited financial statements.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)


                                                  For the Three    For the Three
                                                  Months Ended     Months Ended
                                                    March 31,        March 31,
                                                      2004             2003
                                                  ------------     ------------
REVENUES
  Sale of Real Property                           $    163,366     $    220,000
  Collections on Credit Card Receivables               161,378           10,324
  Interest Income                                       53,573           25,984
                                                  ------------     ------------

      Total Revenues                                   378,317          256,308
                                                  ------------     ------------

OPERATING EXPENSES
  Cost of Real Property                                199,124          181,152
  Sales Commissions                                         --           18,340
  Consulting Fees                                        7,611            2,856
  Professional Fees                                     50,746           38,427
  General and Administrative Expenses                   83,578            5,812
                                                  ------------     ------------

      Total Operating Expenses                         341,059          246,587
                                                  ------------     ------------

      Income from Operations                            37,258            9,721
                                                  ------------     ------------

OTHER INCOME (EXPENSE)
  Interest Expense                                     (98,668)        (107,976)
  Other Income                                          24,337               --
                                                  ------------     ------------

      Total Other Income (Expense)                     (74,331)        (107,976)
                                                  ------------     ------------

Income (Loss) Before Tax Provision                     (37,073)         (98,255)

Provision for Income Taxes                                  --               --
                                                  ------------     ------------

Net Loss                                          $    (37,073)    $    (98,255)
                                                  ============     ============


Weighted Average Common Shares - Basic              63,333,345              100
                                                  ============     ============

Net Loss per Common Share - Basic                 $      (0.00)    $    (982.55)
                                                  ============     ============

Weighted Average Common Shares - Diluted            63,333,345              100
                                                  ============     ============

Net Loss per Common Share - Diluted               $      (0.00)    $    (982.55)
                                                  ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
 For the Three Months Ended March 31, 2004 and the Year Ended December 31, 2003

                                               Common Stock
                                       ----------------------------
                                                                        Additional                         Total
                                        Number of                         Paid in         Retained     Stockholders'
                                          Shares        Par Value         Capital         Deficit         Deficit
                                       ------------    ------------    ------------    ------------    ------------
*  BALANCES, January 1, 2003                    100    $        100    $        900    $   (122,748)   $   (121,748)

Shares Cancelled                                (67)            (67)             67              --              --

Member Withdrawal                                --              --              --          (1,000)         (1,000)

Net Income for the Year Ended
   December 31, 2003                             --              --              --          30,668          30,668
                                       ------------    ------------    ------------    ------------    ------------

*  BALANCES, December 31, 2003                   33              33             967         (93,080)        (92,080)

Issuance of Common Stock for
   the acquisition of Tele-Optics,
   Inc. (reverse acquisition)
   inclusive of the net income for
   the subsidiary (i.e. Tele-Optics,
   Inc.) through February 3, 2004
   (Date of Acquisition) including
   accumulated deficit                   99,999,967          99,967            (967)        (58,549)         40,451

Net Loss for the Three Months
   Ended March 31, 2004                          --              --              --         (37,073)        (37,073)
                                       ------------    ------------    ------------    ------------    ------------

** BALANCES, December 31, 2003          100,000,000    $    100,000    $         --    $   (188,702)   $    (88,702)
                                       ============    ============    ============    ============    ============

* - Audited

** - Unaudited

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                For the Three   For the Three
                                                                                Months Ended    Months Ended
                                                                                  March 31,       March 31,
                                                                                    2004            2003
                                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                             $    (37,073)   $    (98,255)
  Adjustments to reconcile net income (loss) to net cash used by operating activities
    (Increase) Decrease in:
       Accounts Receivable                                                           193,024              --
       Tax Certificates Held and Accrued Interest Receivable, Net of Discount        116,263         137,145
       Property Inventory Owned                                                     (719,614)        (11,199)
       Finance Receivables                                                            52,077        (329,571)
       Deposits on Properties                                                         55,000              --
       Other Current Assets                                                          (13,000)             --
    Increase (Decrease) in:
       Accounts Payable                                                               40,000              --
       Accrued Expenses                                                              (14,900)         54,496
                                                                                ------------    ------------
         Net Cash Used by Operating Activities                                      (328,223)       (247,384)
                                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Cash Received from Reverse Merger                                                 451              --
                                                                                ------------    ------------
         Net Cash Provided from Investing Activities                                     451              --
                                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  New Borrowings:
       Short-Term                                                                    200,000              --
       Long-Term                                                                          --         183,500
  Debt Reduction:
       Long-Term                                                                     (78,795)             --
                                                                                ------------    ------------
     Net Cash Provided From Financing Activities                                     121,205         183,500
                                                                                ------------    ------------

Net Increase (Decrease) in Cash and Cash Equivalents                                (206,567)        (63,884)

Cash and Cash Equivalents, Beginning of Period                                       540,427         382,429
                                                                                ------------    ------------

Cash and Cash Equivalents, End of Period                                        $    333,860    $    318,545
                                                                                ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

The accompanying unaudited condensed consolidated financial statements have been prepared by Velocity Asset Management, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's annual report on form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission (the "SEC") on April 9, 2004, 2003 and the Company's quarterly report on Form 8-K filed with the SEC on February 18, 2004. In the opinion of management, these interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position at March 31, 2004 and the results of operations for the three months ended March 31, 2004 and 2003, respectively.

Nature of Operations
--------------------

On February 3, 2004, Tele-Optics, Inc. (the "Company"), through its wholly owned subsidiary, TLOP Acquisition Company, L.L.C. ("TLOP"), effected a reverse acquisition (the "Reverse Merger") of STB, Inc. and its subsidiaries. As a result of the Reverse Merger, the Company operates all of its current business activities through its wholly owned subsidiary TLOP.

Effective April 8, 2004, the Company changed its name from Tele-Optics, Inc. to Velocity Asset Management, Inc. The entities that are included in these financial statements are as follows:

Velocity Asset Management, Inc. (formerly known as Tele-Optics, Inc). - Velocity Asset Management, Inc. (the "Company") was incorporated in the State of Delaware on December 31, 1986. In 1987, the Company issued shares of its common stock pursuant to a public offering. The Company was engaged in the manufacture of optical products until 1991 when all assets and operations were sold.

The Company was inactive from 1992 through 1998. Commencing in 1999, the Company devoted its activities to raising capital, becoming current on all previously delinquent regulatory reporting obligations, and sought to effect a merger or acquisition with a company that management believed to have significant growth potential. On February 3, 2004 (the "Effective Date"), the Company acquired STB, Inc., a New Jersey corporation ("STB"). Accordingly, the Company was classified as a Development Stage Enterprise, effective January 1, 1999 through February 3, 2004.

TLOP Acquisition Company, L.L.C. - TLOP Acquisition Company, LLLC ("TLOP") was incorporated in New Jersey as a limited liability company. TLOP is a wholly owned subsidiary of the Company and pursuant to the Reverse Merger STB was merged with and into TLOP.

STB, Inc. - STB, Inc. ("STB") was incorporated in New Jersey in 2003. Its primary purpose was to act as a holding company for three subsidiaries J. Holder, Inc., VOM, LLC and Velocity Investments, LLC. As a result of the Reverse Merger, TLOP, as successor to STB, owns all of the stock or membership interests, as the case may be, of J. Holder, Inc., VOM, LLC and Velocity Investments, LLC.

J. Holder, Inc. - J. Holder, Inc. ("J. Holder") was formed in 1998 to invest in, and maximize the return on, real property being sold at sheriff's foreclosure sales and judgment execution sales, defaulted mortgages, partial interests in real property and the acquisition of real property with clouded title. These investments are made at discounts to fair market value focusing on acquiring the property for resale or perfecting the partial interest and/or clouded title for resale.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS (Continued)

VOM, L.L.C. - VOM, LLC ("VOM") was formed in 2002 to invest in and maximize the return on New Jersey municipal tax liens. VOM focuses on maximization of profit through legal collections and owned real estate opportunities presented by the current tax lien environment.

Velocity Investment, L.L.C. - Velocity Investments, LLC ("Velocity") was established in 2002 to invest in, and maximize the return on, consumer debt purchased on the secondary market. Velocity purchases consumer debt portfolios at a discount and then liquidates these portfolios through legal collection means. Velocity employs advanced technology and extensive management experience to plan, execute against and exceed desired business objectives.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reverse Acquisition
-------------------

For the purposes of these financial statements, the merger STB, Inc. into Velocity Asset Management, Inc.'s wholly-owned subsidiary TLOP Acquisition Company, LLC is treated as a reverse acquisition under the purchase method of accounting, as outlined in Accounting Principles Board Opinion No. 16. For accounting purposes, STB, Inc. is considered the acquirer in the reverse acquisition. The statement of operations for Velocity Assets Management, Inc. for the quarter ended March 31, 2004, includes three months of revenues and expenses of STB, Inc and its subsidiaries combined with the revenues and expenses for Tele-Optics, Inc. and its subsidiary for the period from the date of acquisition, February 3, 2004, through March 31, 2004.

Principles of Consolidation
---------------------------

For the purposes of the accompanying financial statements, STB, Inc. is considered the accounting "Parent" company and Tele-Optics, Inc. is considered the subsidiary. Therefore, these financial statements include the combined assets and liabilities of STB, Inc. and its subsidiaries as of March 31, 2004. The statement of operations includes the income and expenses of STB, Inc. and its subsidiaries for the three moths ended March 31, 2004 and the income and expenses of Tele-Optics, Inc. for the period from February 3, 2004 through March 31, 2004. All material intercompany payables, receivables, revenues and expenses have been eliminated for purposes of this consolidation.

Use of Estimates
----------------

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents
----------------

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments and Revenue Recognition
-----------------------------------

Investments in real property purchased by the Company for resale are carried at the lower of cost or market value. This included the cost to purchase the property and repairs or other costs required to get the property ready for resale. The Company recognizes income and related expenses from the sale of real property investments at the date the sale closes.

The Company records its investments in New Jersey municipal tax liens at cost plus accrued interest. Interest revenue is recognized on the accrual basis of accounting, based on the face value of the tax certificates at rates varying between zero and 18% per annum. The initial portfolios of liens were purchased at a 2% discount. As required by Accounting Principals Board, Opinion No. 21, "Interest on Receivables and Payables," the discount is recognized over the estimated life of the liens using the interest method.

The Company purchases distressed credit card portfolios at a substantial discount. Therefore, no interest is accrued and discount is not accreted as these loans are distressed and collection is not assured. Accordingly, interest and discount accretion is accounted for on the cash-basis, using the cost-recovery method for partial collections.

Allowance for Credit Card Portfolio Losses
------------------------------------------

Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover the losses of principle, net of discount, in the existing portfolio. The Company's charge-off policy is to charge-off the principle balance of loans when all collection efforts have been exhausted.

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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income
--------------------

Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," (SFAS 130), requires that total comprehensive income be reported in the financial statements. There were no components of comprehensive income; consequently, no separate statement of comprehensive income has been presented.


NOTE 3 - INVESTMENTS

Investments in Real Property
----------------------------

As discussed in Note 1, investments in real property are made at a discount to fair market value with the focus on acquiring the property for resale or to perfect the partial interest and/or clouded title for resale. Purchases of party are funded by a line of credit from a shareholder, see Note 4.

Investments in Municipal Tax Liens
----------------------------------

Investments in New Jersey municipal tax liens consist of the following:

                                                    December 31,
                                 March 31, 2003         2003
                                 --------------    --------------

         Tax lien certificates   $      585,500    $      679,529
         Discount on purchase            (4,925)           (4,925)
         Accrued interest               312,235           334,470
                                 --------------    --------------

                                 $      892,810    $    1,009,074
                                 ==============    ==============

Interest accrues at 18% per annum based on the lien balance.


NOTE 4 - FINANCE RECEIVABLES

Finance receivables consist of the following:

                                                     December 31,
                                  March 31, 2004         2003
                                  --------------    --------------

         Credit card portfolios   $    9,913,738    $   10,171,860
         Discount on portfolios       (8,198,649)       (8,404,694)
                                  --------------    --------------

                                  $    1,715,089    $    1,767,166
                                  ==============    ==============

The Company does not accrue interest income and discount amortization on accounts due to the irregularity of collections and no assurance of collections. All loans are distressed and past due.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - LINE OF CREDIT

The Company has a $2,000,000 line of credit with a shareholder, which expires May 2004, for the purpose of financing the Company's investments in real property. Interest at 10% per annum is due upon sale of the real property, based on the number of days the funds are committed to the investment. Each investment is presented on a case-by-case basis for funding approval and, if approved, the asset purchased is assigned as collateral to the shareholder for the funds advanced until the property is sold. Funds advanced are held and disbursed from an attorney trust account. At March 31, 2004 and December 31, 2003, there was $1,094,523 and $1,294,523, respectively, available under this line of credit. Interest expense for the three months ended March 31, 2004 and the year ended December 31, 2003 was $1,311 and $66,237, respectively.

In connection with the debt outstanding to the related parties identified above, the Company and such parties have agreed to accept preferred stock shares in a 1:1 exchange based upon the dollar amount of outstanding debt. In addition, other debt holders have also agreed to a similar exchange. The preferred stock to be issued will eliminate the debt outstanding to these parties and convert debt obligations to equity instruments. As of the balance sheet date and filing of the Company's quarterly Form 10-Q, no preferred stock shares have been issued.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LONG-TERM DEBT

Notes payable consist of the following:

                                                                                December 31,
                                                              March 31, 2004        2003
                                                              --------------   --------------
Note payable to an officer and a related trust, interest at
10% per annum, secured by tax lien certificates and all
other assets of the Company. Principal and interest
payable quarterly or, if not quarterly, at such time as the
Company's cash flow allows, due July 17, 2004                 $    1,506,036   $    1,506,036

Notes payable to an officer, interest at 8% per annum,
unsecured. All notes originated during the period of
January-May of 2003 and are each due in five years
Principal and interest are due on the anniversary of each
note except for the first year, which payment shall be
optional and otherwise added to the second year payment              499,020          499,020

Note payable to Michael Kelly, interest at 8% per annum
payable semi-annually; at the expiration of one year, upon
30 days notice to the Company, the note may be payable
upon demand, secured by first position upon all corporate
assets                                                               300,000          300,000

Note payable to Richard Cavanaugh, interest at 8% per
annum payable semi-annually, upon 30 days notice to the
Company, the note may be payable upon demand and is
unsecured                                                            500,000          500,000
                                                              --------------   --------------

                                                              $    2,805,056   $    2,805,056
                                                              ==============   ==============

Maturities of notes payable are as follows:

         2004             $  2,306,036
         2005                  199,608
         2006                   99,804
         2007                   99,804
         2008                   99,804
                          ------------

                          $  2,805,056
                          ============

In connection with the debt outstanding to the related parties identified above, the Company and such parties have agreed to accept preferred stock shares in a 1:1 exchange based upon the dollar amount of outstanding debt. In addition, other debt holders have also agreed to a similar exchange. The preferred stock to be issued will eliminate the debt outstanding to these parties and convert debt obligations to equity instruments. As of the balance sheet date and filing of the Company's quarterly Form 10-Q, no preferred stock shares have been issued.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - OBLIGATIONS UNDER CAPITAL LEASE

Capital lease obligations consist of the following:

                                                                             December 31,
                                                           March 31, 2004        2003
                                                           --------------   --------------
Capital lease payable to Unifund Portfolio E, LLC, in
monthly payments of $45,238, including interest at 5.75%
with a balloon payment due November 2005, secured by
corresponding investment portfolios                        $    1,100,370   $    1,179,165
                                                           ==============   ==============

Maturities of capital lease obligations are as follows:

         2004             $    408,981
         2005                  691,389
                          ------------

                          $  1,100,370
                          ============

NOTE 8 - SHAREHOLDER'S DEFICIT AND RELATED PARTY TRANSACTIONS

Interest payments on the line of credit, Note 5, were made to a director and shareholder of the Company in the amounts of $1,311 and $4,941 for the three months ended March 31, 2004 and 2003, respectively. In addition, the Company paid the director and shareholder consulting fees of $5,812 and $2,142 for the three months ended March 31, 2004 and 2003, respectively.

The Company paid legal consulting fees to an entity related to a director and shareholder in the amount of $5,970 and $3,420 for the three months ended March 31, 2004 and 2003, respectively. This related entity provided office space and administrative support to the Company at no cost.

At March 31, 2004 and December 31, 2003, the Company had a receivable from a related party in the amount of $14,947 and $16,872, respectively.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - INCOME TAXES

The provision for corporate income taxes for the three months ended March 31, 2004 and the year ended December 31, 2003 consists of the following:

                                               For the Year
                              For the Three       Ended
                              Months Ended     December 31,
                             March 31, 2004        2003
                             --------------   --------------
         Current:
              Federal        $           --   $           --
              State                      --            2,567
                             --------------   --------------

                     Total   $           --   $        2,567
                             ==============   ==============

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

The Company's net operating loss carry forward of approximately $1,680,000, which expires from the year 2006 through 2017, may be carried forward for tax purposes, to offset taxable income.


NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash was expended for interest in the amount of $44,097 and $262,217 for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. Cash was expended for income taxes in the amount of $-0- and $2,892 for three months ended March 31, 2004 and the year ended December 31, 2003, respectively.


NOTE 11 - CONCENTRATIONS OF CREDIT RISK

The consolidated entities maintain cash balances at one institution located in central New Jersey. The amounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000 per entity. The amount at risk at March 31, 2004 and December 31, 2003 was $236,835 and $335,948, respectively. The Company's consider the risk to be minimal.

NOTE 12 - SUBSEQUENT EVENTS

On April 8, 2004, the Company amended its certificate of incorporation to change its corporate name from Tele-Optics, Inc. to Velocity Asset Management, Inc., effect a 13 for one reverse split of the Company's then issued and outstanding shares of common stock (the "Reverse Split") and change the total authorized shares of capital stock to 50,000,000 shares, of which 40,000,000 are classified as common stock, pat value $.001 per share, and 10,000,000 are classified as preferred stock, par value $.001 per share, issuable in series with such powers, designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as the Company's board of directors may fix from time to time by resolution or resolutions. All references to share numbers or earning or loss per share contained in the financial statements to which these notes relate do not give effect to the Reverse Split.

Item 2            Management's Discussion and Analysis or Plan of Operation.

Overview
--------

The Company was incorporated under the name Tele-Optics, Inc. in December 1986 for the purpose of acquiring all of the capital stock of a company engaged in the development, manufacture and marketing of a variety of products for use in the medical and defense industries. In September 1991, the Company sold all of the assets related to such business to a third party. Since that sale and until February 3, 2004 (the "Effective Date"), when the Company acquired STB, Inc., a New Jersey corporation ("STB"), the Company has had no active business operations. On November 21, 1997, new investors, including the Company's management prior to the Effective Date, purchased approximately 62% of the Company's then issued and outstanding capital stock. Between November 21, 1997 and February 3, 2004, those investors and others have provided additional funds through equity investment and loans to ensure the Company's viability and permit the Company to continue its limited operations and pursue business opportunities.

On the Effective Date, the Company entered into and consummated an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company's wholly owned subsidiary, TLOP Acquisition Company, L.L.C., a New Jersey limited liability company ("Newco"), STB and the stockholders of STB, John C. Kleinert, W. Peter Ragan, Sr. and W. Peter Ragan, Jr. (collectively, the Stockholders"). Pursuant to the Merger Agreement, on the Effective Date, STB was merged with and into Newco (the "Merger"), and the Company issued to the Stockholders in exchange for all of the common stock of STB issued and outstanding (a) an aggregate of 79,682,500 shares of the Company's common stock, (b) the right to receive an aggregate of 23,505,000 additional shares of the Company's common stock upon amendment to the Company's certificate of incorporation to increase the total number of shares of capital stock that the Company is authorized to issue, and
(c) warrants to purchase for a period of five years an aggregate of 31,681,000 shares of common stock at an exercise price of $.08 per share. The details of the Merger are set forth in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18,2004. The 79,682,500 shares of common stock issued to the Stockholders represented approximately 80% of the then total issued and outstanding shares of the Company's common stock. The Merger Agreement also provided that upon amendment to the Company's certificate of incorporation to authorize the Company to issue a series of preferred stock having certain terms and conditions, John C. Kleinert would convert all of the debt owed by the Company to him, including debt under a line of credit and other secured loans, into shares of such preferred stock.

In connection with the Merger, the Company completed a private placement to an accredited investor of 7,312,500 shares of the Company's common stock and a warrant exercisable for five years to purchase an aggregate of 7,312,500 shares of common stock at $.08 per share in exchange for $500,000. The proceeds of such private placement are being used for working capital.

As a result of the Merger, the Company now carries on business through its wholly owned subsidiary, Newco, which maintains its executive offices at 48 S. Franklin Turnpike, 3rd Floor, Ramsey, NJ, and its business offices at 3100 Route 138 West, Wall, NJ 07719.

Effective April 8, 2004, the Company amended its certificate of incorporation to
(a) change its corporate name to Velocity Asset Management, Inc., (b) effect a 13 for one reverse split of the Company's then issued and outstanding shares of common stock, and (c) change the total authorized shares of its capital stock to 50,000,000 shares, of which 40,000,000 are classified as common stock, par value $.001 per share, and 10,000,000 are classified as preferred stock, par value $.001 per share, issuable in such series with such powers, designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thererof, as the Company's Board of Directors may fix from time to time by resolution or resolutions. As a result of such amendment, the Company has sufficient authorized shares of common stock to enable it to issue to the Stockholders the additional shares of common stock and warrants as provided in the Merger Agreement, and the Company is in the process of effecting such issuance. In addition, the Company's Board of Directors is now authorized to designate a class of preferred stock into which Mr. Kleinert and two other parties (holding an aggregate of approximately $3,800,000 of indebtedness as of March 31, 2004) have agreed to convert all of their indebtedness into, and the Board of directors intends to effect such designation and conversion as soon as practicable.

Prior to the Merger, STB was a New Jersey corporation that was formed in 2003. Its primary purpose was to act as a holding company for three subsidiaries, J. Holder, Inc. ("JHI"), VOM, LLC ("VOM") and Velocity Investments, LLC ("Velocity"). JHJ was formed in 2002 and invests, at a discount from fair market value, in real property being sold at sheriff's foreclosure and judgment execution sales, defaulted mortgages, partial interests in real property and the acquisition of real property with clouded title. VOM was formed in 2002 and invests in New Jersey municipal tax liens with the focus on profit through legal collection and owned real estate opportunities presented by the current tax environment. Velocity was formed in 2002 and invests in consumer debt purchased on the secondary market at a discount from face value and then liquidates these debt portfolios through legal collection means.

As discussed below, the three-month period ended March 31, 2004 was characterized by a substantial increase in revenues offset by a substantial increase in operating expenses, resulting in a net loss for the period of $37,073 as compared to a net loss of $98,255 during the same period in the prior year.

Results of Operations
---------------------

Total revenues for the three-month period ended March 31, 2003 (the "2003 First Quarter) of $256,308 increased to $378,317 for the three-month period ended March 31,2004 (the "2004 First Quarter"), a 47.60% increase. Such increase is primarily attributable to the increased operations and focused efforts of Velocity and the maturation of its portfolios. Revenues from the sale of real property, the collection of credit card receivables and interest income derived from debt instruments owned by the Company represented approximately 86%, 4% and 10%, respectively, of total revenues in the 2003 First Quarter, as compared to approximately 43%, 43% and 14%, respectively, of total revenues in the 2004 First Quarter. Revenue from sales of real property decreased in the 2004 First Quarter from $220,000 to $163,366, representing a 25.74% decrease. Such decrease is primarily attributable to the timing of sale dates. Management does not believe that the mix of revenues on a quarterly comparative basis is necessarily indicative of any trend but is more related to factors beyond the Company's control, such as maturity dates, court decisions and other similar events the affect the timing of revenue recognition.

Total operating expenses for the 2003 First quarter of 246,587 increased to $341,059 for the 2004 First Quarter, a 38.31% increase. Such increase is primarily attributable to the related increase in revenues during such periods, as well as increased professional fees and fixed costs associated with the Merger and becoming a reporting issuer during the 2004 First Quarter.

Interest Expense for the 2003 First Quarter of $107,976 decreased to $98,668 for the 2004 First Quarter, an 8.62% decrease. Such decrease is primarily attributable to the increase in revenues during the 2004 First Quarter that reduced the Company's borrowing needs. During the 2004 First Quarter the Company also recognized other income of $24,337 that was derived from other JHI operations.

Net loss for the First Quarter of 2003 of $98,255 decreased to a net loss of $37,073 for the 2004 First Quarter, a 62.26% decrease. Such decrease is primarily attributable to the increase in revenues during such periods. Results of operations are likely to fluctuate from quarter to quarter depending on the mix of revenue sources and other factors beyond the Company's control as indicated above. Accordingly, comparisons of quarter to quarter results may not be meaningful.

The Company is not presently aware of any known trends that may have a material impact on its revenues from continuing operations.

Liquidity and Capital Resources
-------------------------------

         At March 31, 2004, the Company had $333,860 in cash and cash equivalents and trade accounts payable in the amount of $39,999. Management believes that such funds, together with the revenues expected to be generated from operations as well as the impending conversion of all outstanding indebtedness into preferred stock, will be sufficient to finance operations for the foreseeable future.

         In order to expand operations by, among other things, purchasing additional portfolios of receivables, the Company is seeking to raise additional capital through the sale of equity or debt instruments or by way of a bank line of credit. Although the Company is negotiating with various parties and institutions, no assurance can be given that additional capital will be obtained on terms acceptable to the Company or at all.

         Item 3            Controls and Procedures.

         (a)      Evaluation of Disclosure Controls and Procedures.
                  ------------------------------------------------

         Within the 90 days prior to the date of this report, Velocity Asset Management, Inc. ("the Company") carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries).

         (b)      Changes in Internal Controls.
                  ----------------------------

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

                                     PART II
                                OTHER INFORMATION

Item 1   Legal Proceedings

         None

Item 2   Changes in Securities

         During the period covered by this Report, no securities were sold by the Registrant that were not registered under the Securities Act of 1933, as amended (the "Act"), except as set forth below. All references to numbers of shares and exercise prices do not reflect the 13 for one reverse stock split effected by the Registrant on April 8, 2004.

         1.       On February 3, 2004, Registrant issued 39,841,250, 19,920,625 and 19,920,625 shares of its common stock, par value $.001 (the "Common Stock"), and warrants exercisable for a period of five years to purchase 15,849,500 shares of common stock at $.0 per share to John C. Kleinert ("JCK"), W. Peter Ragan, Sr. ("PRS") and W. Peter Ragan, Jr. ("PRJ"), respectively, pursuant to an Agreement and Plan of Exchange, dated as of February 3, 2004, among the Registrant, TLOP Acquisition Company, L.L.C., STB, Inc. ("STB"), JCK, PRS and PRJ, in exchange for all of the stock in STB owned by such individuals. Each of such individuals was an accredited investor. The exchange ratio was arbitrarily determined by negotiations among the parties and no value was assigned to the shares or the warrants issued. The shares and warrants were issued in reliance upon the exemption provided by Section 4(2) of the Act.

         2. On February 3, 2004, Registrant issued 7,312,500 shares of its Common Stock and a warrant to purchase 7,312,500 shares of its Common Stock exercisable for a period of five years at $.08 per share to David Granatell in consideration of the payment of $500,000 in cash. Mr. Granatell was an accredited investor. The shares and warrant were issued in reliance upon the exemption provided by Section 4(2) of the Act.

         3. On February 5, 2004, Registrant issued a warrant to purchase 2,600,000 shares of its Common Stock exercisable for a period of five years commencing December 31, 2004 at $.08 per share to Lomond International, Inc. ("Lomond"), pursuant to and as an inducement to Lomond to enter into a Business Advisory Agreement, dated as of February 2004, with the Registrant. No value was assigned to the warrant by the parties. Lomond was an accredited investor. The warrant was issued in reliance upon the exemption provided by Section 4(2) of the Act.

With respect to issuances of securities referred to above, investors were furnished with information regarding the Registrant and AIS and the offering and issuance, and each had the opportunity to verify information supplied. Additionally, Registrant or AIS, as the case may be, obtained a representation from each investor of such investor's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities bear appropriate restrictive legends, and Registrant has issued stop transfer instructions to its transfer agent.


Item 3   Defaults Upon Senior Securities

         None

Item 4   Submission of Matters to a Vote of Security Holders

         None  Majority consents

Item 5   Other Information

         None

Item 6   Exhibits and Reports on Form 8-K

         (a)      Exhibits
         2.1.1 Agreement and Plan of Merger, dated as of February 3, 2004, by and among Tele-Optics, Inc., TLOP Acquisition Company, L.L.C., STB, Inc., John C. Kleinert, W. Peter Ragan, Sr. and W. Peter Ragan, Jr. *

         10.1 Business Advisory Agreement, dated as of February 5, 2004, by and between Lomond International, Inc. and Registrant**

         31.1.    Certification of Principal Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         31.2     Certification of Principal financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

         32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

         ____________________
         * Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2004.

         ** Incorporated by reference to Schedule 13D filed by Lomond International, Inc. with the Securities and Exchange Commission on March 10, 2004.

         (b)      Reports on Form 8-K

                  On February 17, 2004, Registrant filed a Current Report on Form 8-K reporting the hiring of new certifying accountants by Registrant.

                  On February 18, 2004, Registrant filed a Current Report on Form 8-K reporting a change in control and the acquisition of all of the issued and outstanding shares of common stock of STB, Inc., a New Jersey corporation ("STB"). Such report included the financial statements of STB for the periods specified in Rule 3-05(b) of Regulation S-X and the pro forma financial information required pursuant to Article 11 of Regulation S-X.

                                   SIGNATURES

                  In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                     VELOCITY ASSET MANAGEMENT, INC.

Dated:  May 19, 2004                 By: /s/ JOHN C. KLEINERT
                                         ---------------------------------------
                                         John C. Kleinert
                                         Chief Executive Officer and President