Form 10QSB/A
period 2004-03-31
VELOCITY ASSET MANAGEMENT INC
filed 2004-08-18
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                         Amendment No. 1 to Form 10-QSB

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

                                      Index

                                                                                                  Page
                                                                                                Number
PART I          FINANCIAL INFORMATION
Item 1          Condensed Consolidated Balance Sheets as of December 31, 2003
                and March 31, 2004 (unaudited for March 31, 2004 period).............................1

                Condensed Consolidated Statements of Operations for the three
                Months ended March 31, 2004 and 2003 (unaudited).....................................2

                Condensed Consolidated Statements of Stockholders Equity
                (Deficit) as of December 31, 2003 and for the three months ended
                March 31,2004 (unaudited for March 31, 2004..........................................3

                Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003 (unaudited)............................................4

                Notes to Consolidated Financial Statements...........................................5

Item 2          Management's Discussion and Analysis or Plan of Operation...........................12

Item 3          Controls and Procedures.............................................................14

PART II

Item 1          Legal Proceedings...................................................................15
Item 2          Changes in Securities...............................................................15
Item 3          Defaults Upon Senior Securities.....................................................16
Item 4          Submission of Matters to a Vote of Security Holders.................................16
Item 5          Other Information...................................................................16
Item 6          Exhibits and Reports on Form 8 - K..................................................16
Signature       ....................................................................................18
Certifications  ....................................................................................19
Exhibit 32.1    ....................................................................................21
Exhibit 32.2    ....................................................................................22

                                     PART I
                              FINANCIAL INFORMATION

Item 1     Financial Statements

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  March 31,      December 31,
           LIABILITIES AND STOCKHOLDERS' DEFICIT                    2004             2003
                                                                 (Unaudited)          *
                                                                 ------------    ------------
CURRENT LIABILITIES
Accounts Payable                                                 $     39,999    $         --
Accrued Expenses                                                      174,804         191,622
Short-Term Borrowings Under Line of Credit                            905,477         705,477
Current Portion of Long-Term Debt                                   1,956,036       2,306,036
Income Taxes Payable                                                    2,567           2,567
Current Portion of Obligations Under Capital Leases                   408,981         436,752
                                                                 ------------    ------------

Total Current Liabilities                                           3,487,864       3,642,454
                                                                 ------------    ------------

LONG-TERM LIABILITIES
  Obligations Under Capital Lease, less current portion               691,389         742,413
  Long-Term Debt, less current portion                                499,020         499,020
                                                                 ------------    ------------

Total Long-Term Liabilities                                         1,190,409       1,241,433
                                                                 ------------    ------------

Total Liabilities                                                   4,678,273       4,883,887
                                                                 ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 par value, 100,000,000 shares Authorized,
   Issued and Outstanding and $1.00 par value, 100 shares
   Authorized, 33 shares Issued and Outstanding, respectively         100,000              33
Additional Paid In Capital                                            492,688             967
Retained Deficit                                                     (278,672)        (93,080)
                                                                 ------------    ------------

Total Stockholders' Equity (Deficit)                                  314,016         (92,080)
                                                                 ------------    ------------

Total Liabilities and Stockholders' Equity (Deficit)             $  4,992,289    $  4,791,807
                                                                 ============    ============

* Condensed from audited financial statements.

  The accompanying notes are an integral part of these condensed consolidated financial statements

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                  For the Three    For the Three
                                                  Months Ended     Months Ended
                                                    March 31,        March 31,
                                                      2004             2003
                                                  ------------     ------------
REVENUES
  Sale of Real Property                           $    163,366     $    220,000
  Collections on Credit Card Receivables               161,378           10,324
  Interest Income                                       53,573           25,984
                                                  ------------     ------------

Total Revenues                                         378,317          256,308
                                                  ------------     ------------

OPERATING EXPENSES
  Cost of Real Property                                199,124          181,152
  Sales Commissions                                         --           18,340
  Consulting Fees                                        7,611            2,856
  Professional Fees                                    108,505           38,427
  General and Administrative Expenses                   85,020            5,812
                                                  ------------     ------------

      Total Operating Expenses                         400,260          246,587
                                                  ------------     ------------

Income (Loss) from Operations                          (21,943)           9,721
                                                  ------------     ------------

OTHER INCOME (EXPENSE)
Interest Expense                                       (96,750)        (107,976)
Other Income                                            24,337               --
                                                  ------------     ------------

     Total Other Income (Expense)                      (72,413)        (107,976)
                                                  ------------     ------------

Loss Before Tax Provision                              (94,356)         (98,255)

Provision for Income Taxes                                  --               --
                                                  ------------     ------------

Net Loss                                          $    (94,356)    $    (98,255)
                                                  ============     ============


Weighted Average Common Shares - Basic              63,333,345              100
                                                  ============     ============

Net Loss per Common Share - Basic                 $      (0.00)    $    (982.55)
                                                  ============     ============

Weighted Average Common Shares - Diluted            63,333,345              100
                                                  ============     ============

Net Loss per Common Share - Diluted               $      (0.00)    $    (982.55)
                                                  ============     ============

  The accompanying notes are an integral part of these condensed consolidated financial statements

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
 For the Three Months Ended March 31, 2004 and the Year Ended December 31, 2003

                                               Common Stock
                                        ----------------------------                                      Total
                                                                         Additional                    Stockholders'
                                         Number of                        Paid in         Retained        Equity
                                           Shares        Par Value        Capital         Deficit        (Deficit)
                                        ------------    ------------    ------------   ------------    ------------
*  BALANCES, January 1, 2003                     100    $        100    $        900   $   (122,748)   $   (121,748)

Shares Cancelled                                 (67)            (67)             67             --              --

Member Withdrawal                                 --              --              --         (1,000)         (1,000)

Net Income for the Year Ended
   December 31, 2003                              --              --              --         30,668          30,668
                                        ------------    ------------    ------------   ------------    ------------

*  BALANCES, December 31, 2003                    33              33             967        (93,080)        (92,080)

Issuance of Common Stock for
   the acquisition of Tele-Optics,
   Inc. (reverse acquisition)
   inclusive of the net income for
   the subsidiary (i.e. Tele-Optics,
   Inc.) through February 3, 2004
   (Date of Acquisition) including
   accumulated deficit (also included
   in the initial issuance of common
   stock was the sale of 7,312,500
   shares of common stock for
   $500,000 with $7,312 allocated
   to par value and the remaining
   $492,688 allocated to additional
   paid in capital)                       99,999,967          99,967         491,721        (91,236)        500,452

Net Loss for the Three Months
   Ended March 31, 2004                           --              --              --        (94,356)        (94,356)
                                        ------------    ------------    ------------   ------------    ------------

** BALANCES, March 31, 2004              100,000,000    $    100,000    $    492,688   $   (278,672)   $    314,016
                                        ============    ============    ============   ============    ============

* - Audited

** - Unaudited

  The accompanying notes are an integral part of these condensed consolidated financial statements

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              For the Three   For the Three
                                                                              Months Ended    Months Ended
                                                                                March 31,       March 31,
                                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                      $    (94,356)   $    (98,255)
Adjustments to reconcile net loss to net cash used by
  operating activities
  (Increase) Decrease in:
     Accounts Receivable                                                           193,024              --
     Tax Certificates Held and Accrued Interest Receivable, Net of Discount        116,263         137,145
     Property Inventory Owned                                                     (719,614)        (11,199)
     Finance Receivables                                                            52,078        (329,571)
     Deposits on Properties                                                         55,000              --
     Other Current Assets                                                          (13,000)             --
  Increase (Decrease) in:
     Accounts Payable                                                               39,999              --
     Accrued Expenses                                                              (16,818)         54,496
                                                                              ------------    ------------
        Net Cash Used by Operating Activities                                     (387,424)       (247,384)
                                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash Received from Reverse Merger                                                    452              --
                                                                              ------------    ------------
        Net Cash Provided from Investing Activities                                    452              --
                                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  New Borrowings:
     Short-Term                                                                    200,000              --
     Long-Term                                                                          --         183,500
  Debt Reduction:
     Long-Term                                                                    (428,796)             --
  Proceeds Received from Private Placement Stock Sale                              500,000              --
                                                                              ------------    ------------
    Net Cash Provided From Financing Activities                                    271,204         183,500
                                                                              ------------    ------------

Net Decrease in Cash and Cash Equivalents                                         (115,768)        (63,884)

Cash and Cash Equivalents, Beginning of Period                                     540,427         382,429
                                                                              ------------    ------------

Cash and Cash Equivalents, End of Period                                      $    424,659    $    318,545
                                                                              ============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

The accompanying unaudited condensed consolidated financial statements have been prepared by Velocity Asset Management, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Fiscal year 2003 Form 10-KSB filing dated March 12, 2003 (File No. 000-16157) and the Company's Form 8-K filing dated February 18, 2004. In the opinion of management, these interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position at March 31, 2004 and December 31, 2003 and the results of operations for the three months ended March 31, 2004 and 2003, respectively.

Nature of Operations
--------------------

On February 3, 2004, Tele-Optics, Inc. (the "Company"), through its wholly owned subsidiary TLOP Acquisition Company, L.L.C. ("TLOP"), entered into a reverse acquisition (the "Reverse Merger") with STB, Inc. and its subsidiaries. On February 3, 2004, STB, Inc. became a wholly owned subsidiary of TLOP. As a result of the Reverse Merger, the Company operates all of its current business activities through its wholly-owned subsidiary TLOP.

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

TLOP Acquisition Company, L.L.C. - TLOP Acquisition Company, LLC ("TLOP") was incorporated in New Jersey as a limited liability company. TLOP is a wholly-owned subsidiary of the Company and pursuant to the Reverse Merger owns 100% of STB, Inc.

STB, Inc. - STB, Inc. ("STB") was incorporated in New Jersey in 2003. Its primary purpose was to act as a holding company for three subsidiaries J. Holder, Inc., VOM, LLC and Velocity Investments, LLC.

J. Holder, Inc. - J. Holder, Inc. ("J. Holder") was formed in 1998 to invest in, and maximize the return on real property being sold at sheriff's foreclosure sales and judgment execution sales, defaulted mortgages, partial interests in real property and the acquisition of real property with clouded title. These investments are made at discounts to fair market value focusing on acquiring the property for re-sale or perfecting the partial interest and/or clouded title for resale.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reverse Acquisition
-------------------

For the purposes of these financial statements, the purchase of STB, Inc. by Velocity Asset Management, Inc.'s wholly-owned subsidiary TLOP Acquisition Company, LLC is treated as a reverse acquisition under the purchase method of accounting, as outlined in Accounting Principles Board Opinion No. 16. For accounting purposes, STB, Inc. is considered the acquirer in the reverse acquisition. The statement of operations for Velocity Assets Management, Inc. for the quarter ended March 31, 2004, includes three months of revenues and expenses of STB, Inc and its subsidiaries combined with the revenues and expenses for Tele-Optics, Inc. and its subsidiary for the period from the date of acquisition, February 3, 2004, through March 31, 2004.

Principles of Consolidation
---------------------------

For the purposes of the accompanying financial statements, STB, Inc. is considered the accounting "Parent" company and Tele-Optics, Inc. is considered the subsidiary. Therefore, these financial statements include the combined assets and liabilities of STB, Inc. and its subsidiaries as of March 31, 2004. The statement of operations includes the income and expenses of STB, Inc. and its subsidiaries for the complete three months ended March 31, 2004 and the income and expenses of Tele-Optics, Inc. for the period from February 3, 2004 through March 31, 2004. All material intercompany payables, receivables, revenues and expenses have been eliminated for purposes of this consolidation.

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

The Company records its investments in New Jersey municipal tax liens at cost plus accrued interest. Interest revenue is recognized on the accrual basis of accounting, based on the face value of the tax certificates at the stated rate of 18% per annum. The initial portfolios of liens were purchased at a 2% discount. As required by Accounting Principals Board, Opinion No. 21, "Interest on Receivables and Payables," the discount is recognized over the estimated life of the liens using the interest method.

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


NOTE 6 - LONG-TERM DEBT


Notes payable consist of the following:

                                                                                         December 31,
                                                                       March 31, 2004        2003
                                                                       --------------   --------------
         Note payable to an officer and a related trust, interest at
         10% per annum, secured by tax lien certificates and all
         other assets of the Company. Principal and interest
         payable quarterly or, if not quarterly, at such time as the
         Company's cash flow allows, due July 17, 2004                 $    1,506,036   $    1,506,036

         Notes payable to an officer, interest at 8% per annum,
         unsecured. All notes originated during the period of
         January-May of 2003 and are each due in five years
         Principal and interest are due on the anniversary of each
         note except for the first year, which payment shall be
         optional and otherwise added to the second year payment              499,020          499,020

         Note payable to Michael Kelly, interest at 8% per annum
         payable semi-annually; at the expiration of one year, upon
         30 days notice to the Company, the note may be payable
         upon demand, secured by first position upon all corporate
         assets                                                               300,000          300,000

         Note payable to Richard Cavanaugh, interest at 8% per
         annum payable semi-annually, upon 30 days notice to the
         Company, the note may be payable upon demand and is
         unsecured                                                            150,000          500,000
                                                                       --------------   --------------

                                                                            2,455,056        2,805,056

         Less: Current Portion                                              1,956,036        2,306,036
                                                                       --------------   --------------

                                                                       $      499,020   $      499,020
                                                                       ==============   ==============

Maturities of notes payable are as follows:


         2004          $  1,956,036
         2005               199,608
         2006                99,804
         2007                99,804
         2008                99,804
                       ------------

                       $  2,455,056
                       ============

NOTE 7 - OBLIGATIONS UNDER CAPITAL LEASE

Capital lease obligations consist of the following:

                                                                                      December 31,
                                                                    March 31, 2004        2003
                                                                    --------------   --------------
         Capital lease payable to Unifund Portfolio E, LLC, in
         monthly payments of $45,238, including interest at 5.75%
         with a balloon payment due November 2005, secured by
         corresponding investment portfolios                        $    1,100,370   $    1,179,165
                                                                    ==============   ==============

         2004          $    408,981
         2005               691,389
                       ------------

                       $  1,100,370
                       ============

NOTE 8 -RELATED PARTY TRANSACTIONS

Interest payments on the line of credit, Note 5, were made to a director and shareholder of the Company in the amounts of $1,311 and $66,237 for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. In addition, the Company paid the director and shareholder consulting fees of $5,812 and $103,389 for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively.

The Company paid legal consulting fees to an entity related to a director and shareholder in the amount of $5,970 and $128,147 for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. This related entity provided office space and administrative support to the Company at no cost. .

The Company paid legal research fees to an entity related to a shareholder in the amount of $96,273 for the year ended December 31, 2003.

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

NOTE 10 - OUTSTANDING WARRANTS

At March 31, 2004, the Company had outstanding warrants to purchase 38,993,500 shares of the Company's common stock at a price of $.08 per share. The warrants were granted pursuant to the Merger Agreement effective February 3, 2004 and expire after a period of five years.


NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash was expended for interest in the amount of $44,097 and $262,217 for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. Cash was expended for income taxes in the amount of $-0- and $2,892 for three months ended March 31, 2004 and the year ended December 31, 2003, respectively.


NOTE 12 - CONCENTRATIONS OF CREDIT RISK

The consolidated entities maintain cash balances at one institution located in central New Jersey. The amounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000 per entity. The amount at risk at March 31, 2004 and December 31, 2003 was $236,835 and $335,948, respectively. The Company's consider the risk to be minimal.


NOTE 13 - SUBSEQUENT EVENTS

The following events occurred subsequent to the date of these financial statements:

(a)   On April 8, 2004, the Company amended its certificate of incorporation to
(a) effect a 13-for-1 reverse split of the Company's then issued and outstanding shares of common stock and (b) change the total authorized shares of capital stock to 50,000,000 shares, of which 40,000,000 are classified as common stock, par value $.001 per share and 10,000,000 are classified as preferred stock, par value $.001 per share. As of June 30, 2004, the total common stock issued and outstanding was 9,500,621 with a par value of $9,501 and there was no preferred stock issued or outstanding. All references to share numbers or earnings or loss per share contained in the financial statements to which these notes relate give effect to the Reverse Split.

(b) Subsequent to the date of the financial statements, the Company forgave $3,676,252 of its existing indebtedness ("the Obligations") in exchange for 4,084,724 shares of the Company's common stock, par value $.001 per share at a rate of one share per $0.90 of the Obligations. The effective date of this conversion of debt to equity is retroactive to July 1, 2004.


NOTE 14 - RESTATEMENT OF MARCH 31, 2004 FINANCIAL STATEMENTS

The accompanying financial statements, as of March 31, 2004 and for the three months then ended, have been restated to correct errors made resulting from the incorrect omission of an operating bank account which was opened during the quarter then ended. Included in the activity of the incorrectly omitted bank account was the receipt of $500,000 of funds received from a private placement stock sale which occured on February 3, 2004 and the repayment of note payable for $350,000. The effect of the restatement was an increase to Additional Paid in Capital of $492,688 and an increase to the retained deficit of $89,970.

Item 2            Management's Discussion and Analysis or Plan of Operation.

Overview
--------

The Company was incorporated under the name Tele-Optics, Inc. in December 1986 for the purpose of acquiring all of the capital stock of a company engaged in the development, manufacture and marketing of a variety of products for use in the medical and defense industries. In September 1991, the Company sold all of the assets related to such business to a third party. Since that sale and until February 3, 2004 (the "Effective Date"), when the Company acquired STB, Inc., a New Jersey corporation ("STB"), the Company has had no active business operations. On November 21, 1997, new investors, including the Company's management prior to the Effective Date, purchased approximately 62% of the Company's then issued and outstanding capital stock. Between November 21, 1997 and February 3, 2004, those investors and others have provided additional funds equity investment and loans to ensure the Company's viability and permit the Company to continue its limited operations and pursue business opportunities.

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

In connection with the Merger, the Company completed a private placement to an accredited investor of 7,312,500 shares of the Company's common stock and a warrant exercisable for five years to purchase an aggregate of 7, 312, 500 shares of common stock at $.08 per share in exchange for $500,000. The proceeds of such private placement are being used for working capital.

As a result of the Merger, the Company now carries on business through its wholly owned subsidiary, Newco, which maintains its executive offices at 48 S. Franklin Turnpike, 3rd Floor, Ramsey, NJ, and its business offices at 3100 Route 138 West, Wall, NJ 07719.

Effective April 8, 2004, the Company amended its certificate of incorporation to
(a) change its corporate name to Velocity Asset Management, Inc., (b) effect a 13 for one reverse split of the Company's then issued and outstanding shares of common stock, and (c) change the total authorized shares of its capital stock to 50,000,000 shares, of which 40,000,000 are classified as common stock, par value $.001 per share, and 10,000,000 are classified as preferred stock, par value $.001 per share, issuable in such series with such powers, designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thererof, as the Company's Board of Directors may fix from time to time by resolution or resolutions. As a result of such amendment, the Company has sufficient authorized shares of common stock to enable it to issue to the Stockholders the additional shares of common stock and warrants as provided in the Merger Agreement, and the Company is in the process of effecting such issuance. In addition, the Company's Board of Directors is now authorized to designate a class of preferred stock into which Mr. Kleinert and two other parties (holding an aggregate of approximately $2,800,000 of indebtedness as of March 31, 2004) have agreed to convert all of their indebtedness into, and the Board of directors intends to effect such designation and conversion as soon as practicable.

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

Results of Operations
---------------------

Total revenues for the three-month period ended March 31, 2003 (the "2003 First Quarter) of $256,308 increased to $378,317 for the three-month period ended March 31,2004 (the "2004 First Quarter"), a 47.60% increase. Such increase is primarily attributable to the increased operations and focused efforts of Velocity and the maturation of its portfolios. Revenues from the sale of real property, the collection of credit card receivables and interest income derived from debt instruments owned by the Company represented approximately 86%, 4% and 10%, respectively, of total revenues in the 2003 First Quarter, as compared to approximately 43%, 43% and 14%, respectively, of total revenues in the 2004 First Quarter. Revenue from sales of real property decreased in the 2004 First Quarter from $220,000 to $163,366, representing a __% decrease. Such decrease is primarily attributable to the timing of sale dates. Management does not believe that the mix of revenues on a quarterly comparative basis is necessarily indicative of any trend but is more related to factors beyond the Company's control, such as maturity dates, court decisions and other similar events the affect the timing of revenue recognition.

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

Liquidity and Capital Resources
-------------------------------

         At March 31, 2004, the Company had $333,860 in cash and cash equivalents and trade accounts payable in the amount of $79,891. Management believes that such funds, together with the revenues expected to be generated from operations as well as the impending conversion of all outstanding indebtedness into preferred stock, will be sufficient to finance operations for the foreseeable future.

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

             1.   On February 3, 2004, Registrant issued 39,841,250, 19,920,625 and 19,920,625 shares of its common stock, par value $.001 (the "Common Stock"), and warrants exercisable for a period of five years to purchase15, 849,500 shares of common stock at $.0 per share to John C. Kleinert ("JCK"), W. Peter Ragan, Sr. ("PRS") and W. Peter Ragan, Jr. ("PRJ"), respectively, pursuant to an Agreement and Plan of Exchange, dated as of February 3, 2004, among the Registrant, TLOP Acquisition Company, L.L.C., STB, Inc. ("STB"), JCK, PRS and PRJ, in exchange for all of the stock in STB owned by such individuals. Each of such individuals was an accredited investor. The exchange ratio was arbitrarily determined by negotiations among the parties and no value was assigned to the shares or the warrants issued. The shares and warrants were issued in reliance upon the exemption provided by Section 4(2) of the Act.

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

              31.1.  Certification of Principal Executive Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002

              31.2   Certification of Principal financial Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

              32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

              --------------------
              * Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2004.

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



                                       VELOCITY ASSET MANAGEMENT, INC.

Dated:  August 17, 2004                By: /s/ JOHN C. KLEINERT
                                           -------------------------------------
                                           John C. Kleinert
                                           Chief Executive Officer and President