Form 10QSB
period 2004-06-30
VELOCITY ASSET MANAGEMENT INC
filed 2004-08-19
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 16, 2004, the registrant had 13,585,345 shares of common stock outstanding.

                    VELOCITY ASSET MANAGEMENT SERVICES, INC.

                                   FORM 10-QSB
                       For the Quarter Ended June 30, 2004

                                      Index

                                                                                            Page
                                                                                          Number
PART I              FINANCIAL INFORMATION
Item 1              Condensed Consolidated Balance Sheets as at December 31, 2003
                    and June 30, 2004 (unaudited for June 30, 2004 period)...................1

                    Condensed Consolidated Statements of Income (Loss) for the
                    three and six month periods ended June 30, 2004 and 2003
                    (unaudited) .............................................................3

                    Condensed Consolidated Statements of Stockholders Equity
                    (Deficit) as of December 31, 2003 and for the six months ended
                    June 30, 2004 (unaudited for June 30, 2004)..............................4

                    Consolidated Statements of Cash Flows for the six month
                    Periods ended June 30, 2004 and 2003 (unaudited).........................5

                    Notes to Consolidated Financial Statements...............................6

Item 2              Management's Discussion and Analysis or Plan of Operation ..............14

Item 3              Controls and Procedures.................................................16

PART II

Item 1              Legal Proceedings.......................................................18
Item 2              Changes in Securities...................................................18
Item 3              Defaults Upon Senior Securities.........................................18
Item 4              Submission of Matters to a Vote of Security Holders.....................18
Item 5              Other Information.......................................................18
Item 6              Exhibits and Reports on Form 8 - K......................................18
Signature           ........................................................................20
Certifications      ........................................................................21
Exhibit 32.1        ........................................................................25
Exhibit 32.2        ........................................................................26

                                     PART I
                              FINANCIAL INFORMATION


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       June 30,     December 31,
                     ASSETS                             2004           2003
                                                     (Unaudited)        *
                                                     -----------    ------------

CURRENT ASSETS
   Cash and Cash Equivalents                         $1,336,126     $   540,427
   Accounts Receivable                                   14,944         207,971
   Property Inventory Owned                           1,716,210       1,139,670
   Deposits on Properties                                30,000         127,500
   Tax Certificates Held and Accrued Interest
      Receivable, Net of Discounts                      789,075       1,009,073
   Finance Receivables                                2,114,791       1,767,166
                                                     ----------      ----------

      Total Current Assets                            6,001,146       4,791,807

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation                                          11,749              --
                                                     ----------      ----------

      Total Assets                                   $6,012,895     $ 4,791,807
                                                     ==========     ===========

* Condensed from audited financial statements.

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                        VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                              (Formerly known as Tele-Optics, Inc.)

                              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       June 30,     December 31,
        LIABILITIES AND STOCKHOLDERS' DEFICIT                            2004          2003
                                                                     (Unaudited)         *
                                                                     -----------   -------------

CURRENT LIABILITIES
   Accrued Expenses                                                  $   274,915    $   191,622
   Short-Term Borrowings Under Line of Credit                            905,477        705,477
   Current Portion of Long-Term Debt                                   2,206,036      2,306,036
   Income Taxes Payable                                                    2,567          2,567
   Installment Payable                                                    41,121             --
   Current Portion of Obligations Under Capital Leases                   290,788        436,752
   Due to Related Party                                                  500,000             --
                                                                     -----------    -----------

      Total Current Liabilities                                        4,220,904      3,642,454
                                                                     -----------    -----------

LONG-TERM LIABILITIES
   Obligations Under Capital Lease, less current portion                 691,389        742,413
   Long-Term Debt, less current portion                                  499,020        499,020
                                                                     -----------    -----------

      Total Long-Term Liabilities                                      1,190,409      1,241,433
                                                                     -----------    -----------

      Total Liabilities                                                5,411,313      4,883,887
                                                                     -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common Stock, $0.001 par value, 40,000,000 shares Authorized,
      9,500,621 shares Issued and Outstanding and $1.00 par value,
      100 shares Authorized, 33 shares Issued and Outstanding,
      respectively                                                         9,501             33
   Additional Paid In Capital                                            583,187            967
   Retained Earnings (Deficit)                                             8,894        (93,080)
                                                                     -----------    -----------

   Total Stockholders' Equity (Deficit)                                  601,582        (92,080)
                                                                     -----------    -----------

      Total Liabilities and Stockholders' Equity (Deficit)           $ 6,012,895    $ 4,791,807
                                                                     ===========    ===========

* Condensed from audited financial statements.

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements

                                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                                     (Formerly known as Tele-Optics, Inc.)

                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                                  (Unaudited)


                                                For the Three Months Ended       For the Six Months Ended
                                                         June 30,                        June 30,
                                                ---------------------------    ----------------------------
                                                   2004            2003            2004            2003
                                               ------------    ------------    ------------    ------------

REVENUES
   Sale of Real Property                       $  1,511,207    $  1,419,256    $  1,674,573    $  1,639,256
   Collections on Credit Card Receivables
      and Interest Income                           383,361         197,233         598,402         233,541
                                               ------------    ------------    ------------    ------------

      Total Revenues                              1,894,568       1,616,489       2,272,975       1,872,797
                                               ------------    ------------    ------------    ------------

OPERATING EXPENSES
   Cost of Real Property                          1,444,258       1,103,454       1,643,382       1,284,606
   Sales Commissions                                     --         151,379              --         169,719
   Consulting Fees                                    1,000          36,875           8,611          39,731
   Professional Fees                                 61,895         102,413         170,400         140,840
   Collection Costs                                      --          28,835              --          28,835
   Lien Searches                                     11,081          26,238          11,081          26,238
   General and Administrative Expenses               36,973          (1,570)        121,993           4,242
                                               ------------    ------------    ------------    ------------

      Total Operating Expenses                    1,555,207       1,447,624       1,955,467       1,694,211
                                               ------------    ------------    ------------    ------------

      Income from Operations                        339,361         168,865         317,508         178,586
                                               ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
   Interest Expense                                (135,449)        (80,462)       (232,199)       (188,438)
   Other Income                                      88,294              --         112,631              --
                                               ------------    ------------    ------------    ------------

      Total Other Income (Expense)                  (47,155)        (80,462)       (119,568)       (188,438)
                                               ------------    ------------    ------------    ------------

Income (Loss) Before Tax Provision                  292,206          88,403         197,940          (9,852)

Provision for Income Taxes                            4,730              --           4,730              --
                                               ------------    ------------    ------------    ------------

Net Income (Loss)                              $    287,476    $     88,403    $    193,210    $     (9,852)
                                               ============    ============    ============    ============

Weighted Average Common Shares - Basic           17,456,610             100      40,268,247             100
                                               ============    ============    ============    ============

Net Income (Loss) per Common Share - Basic     $       0.02    $     884.03    $       0.00    $     (98.52)
                                               ============    ============    ============    ============

Weighted Average Common Shares - Diluted         53,022,110             100      58,149,244             100
                                               ============    ============    ============    ============

Net Income (Loss) per Common Share - Diluted   $       0.01    $     884.03    $       0.00    $     (98.52)
                                               ============    ============    ============    ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements

                                          VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                                                (Formerly known as Tele-Optics, Inc.)

                                 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             For the Six Months Ended June 30, 2004 and the Year Ended December 31, 2003


                                                             Common Stock                                                Total
                                                     -----------------------------    Additional        Retained      Stockholders'
                                                      Number of                         Paid in         Earnings         Equity
                                                       Shares         Par Value         Capital         (Deficit)       (Deficit)
                                                     ------------   --------------   -------------   --------------   --------------

*  BALANCES, January 1, 2003                                 100    $         100    $         900   $    (122,748)   $    (121,748)

Shares Cancelled                                             (67)             (67)              67              --               --

Member Withdrawal                                             --               --               --          (1,000)          (1,000)

Net Income for the Year Ended
   December 31, 2003                                          --               --               --          30,668           30,668
                                                      -----------   -------------    -------------   --------------   -------------
*  BALANCES, December 31, 2003                                33               33              967         (93,080)         (92,080)

Issuance of Common Stock for the acquisition
   of Tele-Optics, Inc. (reverse acquisition)
   inclusive of the net income for the
   subsidiary (i.e. Tele-Optics, Inc.)
   through February 3, 2004 (Date of
   Acquisition) including accumulated deficit
   (also included in the initial issuance of
   common stock was the sale of 7,312,500
   shares of common stock for $500,000 with
   $7,312 allocated to par value and the
   remaining $492,688 allocated to additional
   paid in capital)                                   99,999,967           99,967          491,721         (91,236)         500,452

Amendment of Certificate of Incorporation
   effective April 8, 2004, authorizing a 13:1
   Reverse Stock Split and the issuance of
   23,505,000 additional shares of common
   stock (pre-stock split number of shares)          (90,499,379)         (90,499)          90,499              --               --

Net Income for the Six Months Ended
   June 30, 2004                                              --               --               --         193,210          193,210
                                                      ----------    -------------    -------------   --------------   -------------
** BALANCES, June 30, 2004                             9,500,621    $       9,501    $     583,187   $       8,894    $     601,582
                                                      ==========    =============    =============   ==============   =============

*  - Audited
** - Unaudited

                 The accompanying notes are an integral part of
                these condensed consolidated financial statements

                               VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                                     (Formerly known as Tele-Optics, Inc.)

                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)

                                                                                For the Six      For the Six
                                                                                Months Ended     Months Ended
                                                                                  June 30,         June 30,
                                                                                   2004             2003
                                                                               -------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                                           $     193,210    $      (9,852)
   Adjustments to reconcile net income (loss) to net cash used  by operating activities
   Depreciation                                                                        1,146               --
   (Increase) Decrease in:
      Accounts Receivable                                                            193,027          304,026
      Tax Certificates Held and Accrued Interest Receivable, Net of Discount         219,998          554,080
      Property Inventory Owned                                                      (576,540)        (256,159)
      Finance Receivables                                                           (347,625)        (449,665)
      Deposits on Properties                                                          97,500          (20,000)
   Increase (Decrease) in:
      Installment Payable                                                             41,121               --
      Accrued Expenses                                                                83,293           21,320
                                                                               -------------    -------------
         Net Cash Used by Operating Activities                                       (94,870)         143,750
                                                                               -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Property and Equipment                                                (12,895)              --
   Cash Received from Reverse Merger                                                     452               --
                                                                               -------------    -------------
      Net Cash Provided from Investing Activities                                    (12,443)              --
                                                                               -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   New Borrowings:
      Short-Term                                                                     450,000          828,394
      Long-Term                                                                      500,000          499,020
   Debt Reduction:
      Short-Term                                                                          --       (1,103,413)
      Long-Term                                                                     (546,988)        (281,000)
   Proceeds Received from Private Placement Stock Sale                               500,000               --
   Capital Withdrawal                                                                     --           (1,000)
                                                                               -------------    -------------
      Net Cash Provided From Financing Activities                                    903,012          (57,999)
                                                                               -------------    -------------

Net Increase (Decrease) in Cash and Cash Equivalents                                 795,699           85,751

Cash and Cash Equivalents, Beginning of Period                                       540,427           35,942
                                                                               -------------    -------------

Cash and Cash Equivalents, End of Period                                       $   1,336,126    $     121,693
                                                                               =============    =============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004


NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

The accompanying unaudited condensed consolidated financial statements have been prepared by Velocity Asset Management, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Fiscal year 2003 Form 10-KSB filing dated March 12, 2003 (File No. 000-16157) and the Company's Form 8-K filing dated February 18, 2004. In the opinion of management, these interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position at June 30, 2004 and December 31, 2003 and the results of operations for the six months ended June 30, 2004 and 2003, respectively.

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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004


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



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reverse Acquisition
-------------------

For the purposes of these financial statements, the purchase of STB, Inc. by Velocity Asset Management, Inc.'s wholly-owned subsidiary TLOP Acquisition Company, LLC is treated as a reverse acquisition under the purchase method of accounting, as outlined in Accounting Principles Board Opinion No. 16. For accounting purposes, STB, Inc. is considered the acquirer in the reverse acquisition. The statement of operations for Velocity Assets Management, Inc. for the six months ended June 30, 2004, includes six months of revenues and expenses of STB, Inc and its subsidiaries combined with the revenues and expenses for Tele-Optics, Inc. and its subsidiary for the period from the date of acquisition, February 3, 2004, through June 30, 2004.

Principles of Consolidation
---------------------------

For the purposes of the accompanying financial statements, STB, Inc. is considered the accounting "Parent" company and Tele-Optics, Inc. is considered the subsidiary. Therefore, these financial statements include the combined assets and liabilities of STB, Inc. and its subsidiaries as of June 30, 2004. The statement of operations includes the income and expenses of STB, Inc. and its subsidiaries for the complete six months ended June 30, 2004 and the income and expenses of Tele-Optics, Inc. for the period from February 3, 2004 through June 30, 2004. All material intercompany payables, receivables, revenues and expenses have been eliminated for purposes of this consolidation.

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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004


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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004


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

Investments in Municipal Tax Liens
----------------------------------

Investments in New Jersey municipal tax liens consist of the following:

                                                      December 31,
                                    June 30, 2004        2003
                                    -------------    -------------

            Tax lien certificates   $     522,420    $     679,528
            Discount on purchase           (4,925)          (4,925)
            Accrued interest              271,580          334,470
                                    -------------    -------------

                                    $     789,075    $   1,009,073
                                    =============    =============

Interest accrues at 18% per annum based on the lien balance.

NOTE 4 - FINANCE RECEIVABLES

Finance receivables consist of the following:

                                                       December 31,
                                     June 30, 2004        2003
                                     -------------    -------------

            Credit card portfolios   $  13,223,611    $  10,171,860
            Discount on portfolios     (11,108,820)      (8,404,694)
                                     -------------    -------------

                                     $   2,114,791    $   1,767,166
                                     =============    =============

The Company does not accrue interest income and discount amortization on accounts due to the irregularity of collections and no assurance of collections. All loans are distressed and past due.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004


NOTE 5 - LINE OF CREDIT

The Company has a $2,000,000 line of credit with a shareholder, which expires May 2005, for the purpose of financing the Company's investments in real property. Interest at 10% per annum is due upon sale of the real property, based on the number of days the funds are committed to the investment. Each investment is presented on a case-by-case basis for funding approval and, if approved, the asset purchased is assigned as collateral to the shareholder for the funds advanced until the property is sold. Funds advanced are held and disbursed from an attorney trust account. At June 30, 2004 and December 31, 2003, there was $1,094,523 and $1,294,523, respectively, available under this line of credit. Interest expense for the six months ended June 30, 2004 and the year ended December 31, 2003 was $46,213 and $66,237, respectively.

NOTE 6 - LONG-TERM DEBT

Notes payable consist of the following:

                                                                                           December 31,
                                                                          June 30, 2004       2003
                                                                          -------------   -------------
            Note payable to an officer and a related trust, interest at
            10% per annum, secured by tax lien certificates and all
            other assets of the Company. Principal and interest
            payable quarterly or, if not quarterly, at such time as the
            Company's cash flow allows, due July 17, 2004                 $   1,506,036   $   1,506,036

            Notes payable to an officer, interest at 8% per annum,
            unsecured. All notes originated during the period of
            January-May of 2003 and are each due in five years
            Principal and interest are due on the anniversary of each
            note except for the first year, which payment shall be
            optional and otherwise added to the second year payment             499,020         499,020

            Note payable to Michael Kelly, interest at 8% per annum
            payable semi-annually; at the expiration of one year, upon
            30 days notice to the Company, the note may be payable
            upon demand, secured by first position upon all corporate
            assets                                                              300,000         300,000

            Note payable to Richard Cavanaugh, interest at 6% per
            annum payable semi-annually, upon 30 days notice to the
            Company, the note may be payable upon demand and is
            unsecured                                                           250,000              --

            Note payable to Richard Cavanaugh, interest at 8% per
            annum payable semi-annually, upon 30 days notice to the
            Company, the note may be payable upon demand and is
            unsecured                                                           150,000         500,000
                                                                          -------------   -------------
                                                                              2,705,056       2,805,056
                                                                              2,206,036       2,306,036
                                                                          -------------   -------------
                                                                          $     499,020   $     499,020
                                                                          =============   =============

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004


NOTE 6 - LONG-TERM DEBT (Continued)

Maturities of notes payable are as follows:

        2004                $  2,206,036
        2005                     199,608
        2006                      99,804
        2007                      99,804
        2008                      99,804
                            ------------

                            $  2,705,056
                            ============

Certain of the above listed indebtedness was converted into equity of the Company effective as of July 1, 2004. See Note 14, "Subsequent Events."


NOTE 7 - OBLIGATIONS UNDER CAPITAL LEASE

Capital lease obligations consist of the following:

                                                                                    December 31,
                                                                  June 30, 2004         2003
                                                                  -------------    -------------
        Capital lease payable to Unifund Portfolio E, LLC, in
        monthly payments of $45,238, including interest at 5.75%
        with a balloon payment due November 2005, secured by
        corresponding investment portfolios.                      $     982,177    $   1,179,165
                                                                  =============    =============

        2004                $    290,788
        2005                     691,389
                            ------------

                            $    982,177
                            ============


NOTE 8 -RELATED PARTY TRANSACTIONS

Interest payments on the line of credit, Note 5, were made to a director and shareholder of the Company in the amounts of $46,213 and $66,237 for the six months ended June 30, 2004 and the year ended December 31, 2003, respectively. In addition, the Company paid the director and shareholder consulting fees of $5,812 and $103,389 for the six months ended June 30, 2004 and the year ended December 31, 2003, respectively.

The Company paid legal consulting fees to an entity related to a director and shareholder in the amount of $14,680 and $128,147 for the six months ended June 30, 2004 and the year ended December 31, 2003, respectively. This related entity provided office space and administrative support to the Company at no cost.

The Company paid legal research fees to an entity related to a shareholder in the amount of $96,273 for the year ended December 31, 2003.

At June 30, 2004 and December 31, 2003, the Company had a receivable from a related party in the amount of $14,944 and $16,872, respectively.

On April 19, 2004, the Company borrowed $500,000 from an entity related to a shareholder. The promissory note is unsecured and due in full within one year along with interest at a rate of 6% per annum plus 2% of the loaned amount.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004


NOTE 9 - INCOME TAXES

The provision for corporate income taxes for the six months ended June 30, 2004 and the year ended December 31, 2003 consists of the following:

                                                    For the Year
                                    For the Six        Ended
                                    Months Ended    December 31,
                                   June 30, 2004        2003
                                   -------------   -------------
               Current:
                    Federal        $          --   $          --
                    State                  4,730           2,567
                                   -------------   -------------

                           Total   $       4,730   $       2,567
                                   =============   =============


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


NOTE 10 - REVERSE STOCK SPLIT AND CHANGE IN NUMBER OF SHARES OF CAPITAL STOCK AUTHORIZED

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


NOTE 11 - OUTSTANDING WARRANTS

At June 30, 2004, the Company had outstanding warrants to purchase 3,199,500 shares of the Company's common stock at a price of $1.04 per share. The warrants were granted pursuant to the Merger Agreement effective February 3, 2004 and expire after a period of five years.


NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash was expended for interest in the amount of $232,199 and $262,217 for the six months ended June 30, 2004 and the year ended December 31, 2003, respectively. Cash was expended for income taxes in the amount of $4,730 and $2,892 for six months ended June 30, 2004 and the year ended December 31, 2003, respectively.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004


NOTE 13 - CONCENTRATIONS OF CREDIT RISK

The consolidated entities maintain cash balances at one institution located in central New Jersey. The amounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000 per entity. The amount at risk at June 30, 2004 and December 31, 2003 was $236,835 and $335,948, respectively. The Company's consider the risk to be minimal.


NOTE 14 - SUBSEQUENT EVENTS

Subsequent to the date of the financial statements, holders of $3,676,252 of the Company's indebtedness (the "Obligations") exchanged such indebtedness for 4,084,724 shares of the Company's common stock, par value $.001 per share, at a rate of one share per $0.90 of the Obligations. The effective date of this conversion of debt to equity is retroactive to July 1, 2004.

Item 2            Management's Discussion and Analysis or Plan of Operation.

Overview
--------

The Company was incorporated in Delaware under the name Tele-Optics, Inc. in December 1986 for the purpose of acquiring all of the capital stock of a company engaged in the development, manufacture and marketing of a variety of products for use in the medical and defense industries. In September 1991, the Company sold all of the assets related to such business to a third party. Since that sale and until February 3, 2004 (the "Effective Date"), when the Company acquired STB, Inc., a New Jersey corporation ("STB"), the Company has had no active business operations. On November 21, 1997, new investors, including the Company's management prior to the Effective Date, purchased approximately 62% of the Company's then issued and outstanding capital stock. Between November 21, 1997 and February 3, 2004, those investors and others have provided additional funds as equity investment and loans to ensure the Company's viability and permit the Company to continue its limited operations and pursue business opportunities.

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

Effective April 8, 2004, the Company amended its certificate of incorporation to
(a) change its corporate name to Velocity Asset Management, Inc., (b) effect a 13 for one reverse split of the Company's then issued and outstanding shares of common stock, and (c) change the total authorized shares of its capital stock to 50,000,000 shares, of which 40,000,000 are classified as common stock, par value $.001 per share, and 10,000,000 are classified as preferred stock, par value $.001 per share, issuable in such series with such powers, designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thererof, as the Company's Board of Directors may fix from time to time by resolution or resolutions. As a result of such amendment, the Company had sufficient authorized shares of common stock to enable it to issue to the Stockholders the additional shares of common stock and warrants as provided in the Merger Agreement, and the Company has effected such issuance. In addition, the Company's Board of Directors is now authorized to designate a class of convertible preferred stock into which Mr. Kleinert and two other parties (holding an aggregate of approximately $3,676,000 of indebtedness as of June 30, 2004) have agreed to convert all of their indebtedness into. In lieu of such conversion, effective July 1, 2004, Mr. Kleinert and such parties converted all the Company's indebtedness held by them into an aggregate of 4,084,724 shares of the Company's Common Stock on the basis of one share per $.90 of indebtedness.

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

As discussed below, the three-month period ended June 30, 2004, was characterized by a substantial increase in revenues partially offset by an increase in operating expenses, resulting in a net profit for the period of $287,476 as compared to a net profit of $88,403 during the same period in the prior year.


Results of Operations
---------------------

Revenues

Revenues in the three-month period ended June 30, 2004 (the "2004 Second Quarter") were $1,894,568 as compared to $1,616,489 in the same period in the prior year (the "2003 Second Quarter"), representing a 17.2% increase. Revenues in the six-month period ended June 30, 2004 (the "2004 Period") were $2,272,975 as compared to $1,872,797 in the same period in the prior year (the "2003 Period"), representing a 21.3% increase. The increase in revenues for both periods was primarily attributable to the increased operations and focused efforts of the Company and the maturation of its portfolios. Revenues from the sale of real property and the collection of credit card receivables and interest income derived from debt instruments owned by the Company represented approximately 80% and 20%, respectively, during the 2004 Second Quarter as compared to approximately 73% and 13% during the 2003 Second Quarter, and approximately 88% and 12% during the 2004 Period as compared to approximately 87% and 13% during the 2003 Period. Management does not believe that the mix of revenues on a comparative basis is necessarily indicative of any trend but is more related to factors beyond the Company's control, such as maturity dates, court decisions and other similar events the affect the timing of revenue recognition.

Operating Expenses

Total operating expenses in the 2004 Second Quarter were $1,555,207 as compared to $1,447,624 in the 2003 Second Quarter, representing a 7.4% increase. Total operating expenses for the 2004 Period were $1,955,467 as compared to $1,694,211 in the 2003 Period, representing a 15.4% increase. The increase in total operating expenses for both periods was primarily attributable to the related increase in revenues during such periods, as well as increased professional fees and fixed costs associated with the Merger and related matters, and being a reporting issuer during the 2004 Second Quarter and the 2004 Period.

Other Income (Expense)

Interest expense in the 2004 Second Quarter was $135,449 as compared to $80,462 in the 2003 Second Quarter, representing a 68.3% increase. Interest expense in the 2004 Period was $232,199 as compared to $188,438 in the 2003 Period, representing a 23.2% increase. The increase in interest expense for both periods was primarily attributable to increases in the amount and structure of the Company's debt. During the 2004 Second Quarter and the 2004 Period the Company also recognized other income of $88,294 and $112,631, respectively, all of which was derived from other JHI operations.

Net Income (Loss)

Net income in the 2004 Second Quarter was $287,476 as compared to $193,210 in the 2003 Second Quarter, representing a 48.8% increase. Net income for the 2004 Period was $193,210 as compared to a net loss of $9,852 in the 2003 Period. The increase in net income for both periods is primarily attributable to expansion of its credit cards receivable business. Results of operations are likely to fluctuate from quarter to quarter depending on the mix of revenue sources and other factors beyond the Company's control as indicated above. Accordingly, comparisons of quarter to quarter results may not be meaningful.

The Company is not presently aware of any known trends that may have a material impact on its revenues from operations.

Liquidity and Capital Resources
-------------------------------

At June 30, 2004, the Company had $1,336,126 in cash and cash equivalents and trade accounts payable in the amount of $274,915. Management believes that such funds, together with the revenues expected to be generated from operations will be sufficient to finance operations for the foreseeable future.

In order to expand operations by, among other things, purchasing additional portfolios of receivables, the Company is seeking to raise additional capital through the sale of equity or debt instruments and/or by way of a bank line of credit. In July 2004, the Company entered into a Letter of Intent with a national financial institution which provides for a line of credit to the Company of $12,500,000 to be used for the purchase of portfolios of unsecured receivables. The line of credit is subject to the fulfillment of various conditions, including the execution of definitive documents, as well as the Company securing significant additional equity capital. If the line of credit is obtained , the Company may incur significant increases in interest expense and may be subject to covenants restricting certain of its activities. The Company is negotiating with various parties and institutions to provide the additional require equity capital. No assurance can be given, however, that the additional equity capital will be obtained on terms acceptable to the Company or at all and, even if obtained, that the other conditions precedent to obtaining the line of credit will be fulfilled. The raising of additional equity capital by the sale of shares of the Company's Common Stock may result in dilution of existing stockholders.

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

FORWARD LOOKING STATEMENTS
--------------------------

This Form 10-QSB and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the "Filings") contain or may contain forward looking statements and information that are based upon beliefs of and information currently available to the Company's management as well as estimates and assumptions made by the Company's management.

When used in the Filings the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" and similar expressions as they relate to the Company or the Company's management identify forward looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions relating to the Company's operations and results of operations and any businesses that may be acquired by the Company. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, intended or planned.

                                     PART II
                                OTHER INFORMATION

Item 1       Legal Proceedings

             None

Item 2       Changes in Securities

             None


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

                 None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                      VELOCITY ASSET MANAGEMENT, INC.

Dated:  August 19, 2004               By: /s/ JOHN C. KLEINERT
                                          --------------------------------------
                                          John C. Kleinert
                                          Chief Executive Officer and President