Form 10QSB
period 2004-09-30
VELOCITY ASSET MANAGEMENT INC
filed 2004-11-15
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 9, 2004, the registrant had 14,205,493 shares of common stock outstanding.

                    VELOCITY ASSET MANAGEMENT SERVICES, INC.

                                   FORM 10-QSB
                    For the Quarter Ended September 30, 2004

                                      Index

                                                                            Page
                                                                          Number
PART I      FINANCIAL INFORMATION

Item 1      Condensed Consolidated Balance Sheets as at December 31, 2003
            and September 30, 2004 (unaudited for September 30, 2004 period)   1

            Condensed Consolidated Statements of Operations for the
            three and nine month periods ended September 30, 2004 and
            2003 (unaudited)                                                   3

            Condensed Consolidated Statements of Stockholders Equity
            (Deficit) as of December 31, 2003 and for the nine months
            ended September 30, 2004 (unaudited for September 30, 2004)        4

            Consolidated Statements of Cash Flows for the nine month
            periods ended September 30, 2004 and 2003 (unaudited)              5

            Notes to Consolidated Financial Statements                         6

Item 2      Management's Discussion and Analysis or Plan of Operation         15

Item 3      Controls and Procedures                                           18

PART II

Item 1      Legal Proceedings                                                 19
Item 2      Changes in Securities                                             19
Item 3      Defaults Upon Senior Securities                                   19
Item 4      Submission of Matters to a Vote of Security Holders               19
Item 5      Other Information                                                 19
Item 6      Exhibits and Reports on Form 8 - K                                19
Signature                                                                     21
Exhibit 31.1                                                                  22
Exhibit 31.2                                                                  23
Exhibit 32.1                                                                  24
Exhibit 32.2                                                                  25

                                     PART I
                              FINANCIAL INFORMATION

Item 1   Financial Statements

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            September 30,  December 31,
                          ASSETS                                                2004           2003
                                                                             (Unaudited)        *
                                                                            ------------   ------------
CURRENT ASSETS
  Cash and Cash Equivalents                                                 $    289,682   $    540,427
  Accounts Receivable                                                             56,113        207,971
  Property Inventory Owned                                                     1,739,360      1,139,670
  Deposits on Properties                                                         120,000        127,500
  Tax Certificates Held and Accrued Interest Receivable, net of discounts        742,378      1,009,073
  Finance Receivables                                                          2,607,497      1,767,166
                                                                            ------------   ------------

      Total Current Assets                                                     5,555,030      4,791,807

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation                                                                    36,653             --

OTHER ASSETS                                                                      75,000             --
                                                                            ------------   ------------

      Total Assets                                                          $  5,666,683   $  4,791,807
                                                                            ============   ============

* Condensed from audited financial statements.

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  September 30,  December 31,
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 2004           2003
                                                                  (Unaudited)         *
                                                                  ------------   ------------
CURRENT LIABILITIES
  Accrued Expenses                                                $     32,269   $    191,622
  Short-Term Borrowings Under Line of Credit                                --        705,477
  Current Portion of Long-Term Debt                                    250,000      2,306,036
  Income Taxes Payable                                                   2,567          2,567
  Installment Payable                                                   50,746             --
  Current Portion of Obligations Under Capital Leases                  472,291        436,752
                                                                  ------------   ------------

      Total Current Liabilities                                        807,873      3,642,454
                                                                  ------------   ------------

LONG-TERM LIABILITIES
  Obligations Under Capital Leases, less current portion               391,694        742,413
  Long-Term Debt, less current portion                                      --        499,020
                                                                  ------------   ------------

      Total Long-Term Liabilities                                      391,694      1,241,433
                                                                  ------------   ------------

      Total Liabilities                                              1,199,567      4,883,887
                                                                  ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 par value, 40,000,000 shares Authorized,
  13,585,345 shares Issued and Outstanding and $1.00 par value,
  100 shares Authorized, 33 shares Issued and Outstanding,              13,586             33
  respectively
Additional Paid In Capital                                           4,255,354            967
Retained Earnings (Deficit)                                            198,176        (93,080)
                                                                  ------------   ------------

Total Stockholders' Equity (Deficit)                                 4,467,116        (92,080)
                                                                  ------------   ------------

      Total Liabilities and Stockholders' Equity (Deficit)        $  5,666,683   $  4,791,807
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

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                For the Three Months Ended      For the Nine Months Ended
                                                       September 30,                   September 30,
                                               ----------------------------    ----------------------------
                                                   2004            2003            2004            2003
                                               ------------    ------------    ------------    ------------
REVENUES
  Sale of Real Property                        $    519,898    $    566,574    $  2,194,471    $  2,205,830
  Collections on Credit Card Receivables
    and Interest Income                             643,117         187,085       1,241,519         420,626
                                               ------------    ------------    ------------    ------------

      Total Revenues                              1,163,015         753,659       3,435,990       2,626,456
                                               ------------    ------------    ------------    ------------

OPERATING EXPENSES
  Cost of Real Property                             460,707         557,556       2,104,089       2,011,881
  Consulting Fees                                     3,500          36,838          12,111          76,569
  Professional Fees                                 434,350          96,044         604,750         236,884
  Lien Searches                                       1,810          23,060          12,891          49,298
  General and Administrative Expenses                47,429          29,071         170,760          62,148
                                               ------------    ------------    ------------    ------------

      Total Operating Expenses                      947,796         742,569       2,904,601       2,436,780
                                               ------------    ------------    ------------    ------------

      Income from Operations                        215,219          11,090         531,389         189,676
                                               ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
  Interest Expense                                 (105,920)        (70,651)       (338,119)       (259,089)
  Other Income                                       84,713          33,725         197,344          33,725
                                               ------------    ------------    ------------    ------------

      Total Other Income (Expense)                  (21,207)        (36,926)       (140,775)       (225,364)
                                               ------------    ------------    ------------    ------------

Income (Loss) Before Tax Provision                  194,012         (25,836)        390,614         (35,688)

Provision for Income Taxes                            4,730           1,284           8,122           1,284
                                               ------------    ------------    ------------    ------------

Net Income (Loss)                              $    189,282    $    (27,120)   $    382,492    $    (36,972)
                                               ============    ============    ============    ============


Weighted Average Common Shares - Basic           13,585,345             100      31,276,206             100
                                               ============    ============    ============    ============

Net Income (Loss) per Common Share - Basic     $       0.01    $    (271.20)   $       0.01    $    (369.72)
                                               ============    ============    ============    ============

Weighted Average Common Shares - Diluted         52,578,845             100      38,553,162             100
                                               ============    ============    ============    ============

Net Income (Loss) per Common Share - Diluted   $       0.00    $    (271.20)   $       0.01    $    (369.72)
                                               ============    ============    ============    ============

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              For the Nine Months Ended September 30, 2004 and the
                          Year Ended December 31, 2003

                                                             Common Stock                                                Total
                                                      ----------------------------     Additional      Retained      Stockholders'
                                                       Number of                        Paid in        Earnings         Equity
                                                        Shares         Par Value        Capital        (Deficit)       (Deficit)
                                                      ------------    ------------    ------------   ------------    ------------
*  BALANCES, January 1, 2003                                   100    $        100    $        900   $   (122,748)   $   (121,748)

Shares Cancelled                                               (67)            (67)             67             --              --

Member Withdrawal                                               --              --              --         (1,000)         (1,000)

Net Income for the Year Ended
   December 31, 2003                                            --              --              --         30,668          30,668
                                                      ------------    ------------    ------------   ------------    ------------

*  BALANCES, December 31, 2003                                  33              33             967        (93,080)        (92,080)

Issuance of Common Stock for the acquisition
   of Tele-Optics, Inc. (reverse acquisition)
   inclusive of the net income for the subsidiary
   (i.e. Tele-Optics, Inc.) through February 3,
   2004 (Date of Acquisition) including
   accumulated deficit (also included in the
   initial issuance of common stock was the sale
   of 7,312,500 shares of common stock for
   $500,000 with $7,312 allocated to par value
   and the remaining $492,688 allocated to
   additional paid in capital)                          99,999,967          99,967         491,721        (91,236)        500,452

Amendment of Certificate of Incorporation
   effective April 8, 2004, authorizing a 13:1
   Reverse Stock Split and the issuance of
   23,505,000 additional shares of common
   stock (pre-stock split number of shares)            (90,499,379)        (90,499)         90,499             --              --

On August 12, 2004, the Company forgave
   $3,676,252 of its existing indebtedness (the
   obligations) in exchange for 4,084,724 shares
   of the Company's common stock, par value
   $0.001 per share at a rate of one share per
   $0.90 of the obligations. The effective date of
   this conversion of debt to equity is retroactive
   to July 1, 2004                                       4,084,724           4,085       3,672,167             --       3,676,252

Net Income for the Nine Months Ended
   September 30, 2004                                           --              --              --        382,492         382,492
                                                      ------------    ------------    ------------   ------------    ------------

** BALANCES, September 30, 2004                         13,585,345    $     13,586    $  4,255,354   $    198,176    $  4,467,116
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

** - Unaudited

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                For the Nine    For the Nine
                                                                                Months Ended    Months Ended
                                                                                September 30,   September 30,
                                                                                    2004            2003
                                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                             $    382,492    $    (36,972)
  Adjustments to reconcile net income (loss) to net cash provided from
    (used by) operating activities
    Depreciation                                                                       4,146              --
    Accrued Interest Expense Charged to Additional Paid in Capital                    86,499              --
    (Increase) Decrease in:
      Accounts Receivable                                                            151,858              --
      Tax Certificates Held and Accrued Interest Receivable, Net of Discounts        266,695         625,892
      Property Inventory Owned                                                      (599,690)        497,781
      Finance Receivables                                                           (840,331)       (485,193)
      Deposits on Properties                                                           7,500          25,000
      Other Investments                                                                   --          20,000
    Increase (Decrease) in:
      Installment Payable                                                             50,746              --
      Accrued Expenses                                                                69,868          67,694
      Income Taxes Payable                                                                --           1,284
                                                                                ------------    ------------
        Net Cash Provided from (Used by) Operating Activities                       (420,217)        715,486
                                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of Property and Equipment                                             (40,800)             --
      Cash Received from Reverse Merger                                                  452              --
                                                                                ------------    ------------
        Net Cash Used by Investing Activities                                        (40,348)             --
                                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Origination Fees                                                              (75,000)             --
  New Borrowings:
      Short-Term                                                                     200,000              --
      Long-Term                                                                           --         911,538
  Debt Reduction:
      Short-Term                                                                          --      (1,175,880)
      Long-Term                                                                     (415,180)             --
  Proceeds Received from Private Placement Stock Sale                                500,000              --
  Capital Withdrawal                                                                      --          (2,000)
                                                                                ------------    ------------
    Net Cash Provided from (Used by) Financing Activities                            209,820        (266,342)
                                                                                ------------    ------------

Net Increase (Decrease) in Cash and Cash Equivalents                                (250,745)        449,144

Cash and Cash Equivalents, Beginning of Period                                       540,427         382,429
                                                                                ------------    ------------

Cash and Cash Equivalents, End of Period                                        $    289,682    $    831,573
                                                                                ============    ============

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004


NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

The accompanying unaudited condensed consolidated financial statements have been prepared by Velocity Asset Management, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Fiscal year 2003 Form 10-KSB filing dated March 12, 2003 (File No. 000-16157) and the Company's Form 8-K filing dated February 18, 2004. In the opinion of management, these interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position at September 30, 2004 and December 31, 2003 and the results of operations for the nine months ended September 30, 2004 and 2003, respectively.

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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004


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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reverse Acquisition
-------------------

For the purposes of these financial statements, the purchase of STB, Inc. by Velocity Asset Management, Inc.'s wholly-owned subsidiary TLOP Acquisition Company, LLC is treated as a reverse acquisition under the purchase method of accounting, as outlined in Accounting Principles Board Opinion No. 16. For accounting purposes, STB, Inc. is considered the acquirer in the reverse acquisition. The statement of operations for Velocity Assets Management, Inc. for the nine months ended September 30, 2004, includes nine months of revenues and expenses of STB, Inc and its subsidiaries combined with the revenues and expenses for Tele-Optics, Inc. and its subsidiary for the period from the date of acquisition, February 3, 2004, through September 30, 2004.

Principles of Consolidation
---------------------------

For the purposes of the accompanying financial statements, STB, Inc. is considered the accounting "Parent" company and Tele-Optics, Inc. is considered the subsidiary. Therefore, these financial statements include the combined assets and liabilities of STB, Inc. and its subsidiaries as of September 30, 2004. The statement of operations includes the income and expenses of STB, Inc. and its subsidiaries for the complete nine months ended September 30, 2004 and the income and expenses of Tele-Optics, Inc. for the period from February 3, 2004 through September 30, 2004. All material intercompany payables, receivables, revenues and expenses have been eliminated for purposes of this consolidation.

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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments and Revenue Recognition
-----------------------------------

Investments in real property purchased by the Company for resale are carried at the lower of cost or market value. This includes the cost to purchase the property and repairs or other costs required to get the property ready for resale. The Company recognizes income and related expenses from the sale of real property investments at the date the sale closes.

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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004


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


NOTE 3 - INVESTMENTS

Investments in Real Property
----------------------------

As discussed in Note 1, investments in real property are made at a discount to fair market value with the focus on acquiring the property for resale or to perfect the partial interest and/or clouded title for resale. Purchases of property have been funded by a line of credit from a shareholder, see Note 4.

Investments in Municipal Tax Liens
----------------------------------

Investments in New Jersey municipal tax liens consist of the following:

                                 September 30,   December 31,
                                     2004            2003
                                 ------------    ------------

         Tax lien certificates   $    476,828    $    679,528
         Discount on purchase          (4,925)         (4,925)
         Accrued interest             270,475         334,470
                                 ------------    ------------

                                 $    742,378    $  1,009,073
                                 ============    ============

Interest accrues at 18% per annum based on the lien balance.


NOTE 4 - FINANCE RECEIVABLES

Finance receivables consist of the following:

                                  September 30,   December 31,
                                      2004            2003
                                  ------------    ------------

         Credit card portfolios   $ 15,556,052    $ 10,171,860
         Discount on portfolios    (12,948,555)     (8,404,694)
                                  ------------    ------------

                                  $  2,607,497    $  1,767,166
                                  ============    ============

The Company does not accrue interest income and discount amortization on accounts due to the irregularity of collections and no assurance of collections. All loans are distressed and past due.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004


NOTE 5 - LINE OF CREDIT

The Company had a $2,000,000 line of credit with a shareholder, which was due to expire May 2005, for the purpose of financing the Company's investments in real property. On August 12, 2004, the above line of credit was forgiven in exchange for shares of the Company's common stock, par value $.001 per share at a rate of one share per $0.90 of the Obligation. The total debt forgiveness including accrued interest of $79,489 totaled $984,966. The effective date of this conversion of debt to equity is retroactive to July 1, 2004. Interest at 10% per annum was due upon sale of the real property, based on the number of days the funds were committed to the investment. Each investment was presented on a case-by-case basis for funding approval and, if approved, the asset purchased was assigned as collateral to the shareholder for the funds advanced until the property was sold. Funds advanced were held and disbursed from an attorney trust account. At September 30, 2004 and December 31, 2003, there was $0 and $1,294,523, respectively, available under this line of credit. Interest expense for the nine months ended September 30, 2004 and the year ended December 31, 2003 was $124,859 and $66,237, respectively.


NOTE 6 - LONG-TERM DEBT

Notes payable consist of the following:

                                                               September 30,  December 31,
                                                                   2004           2003
                                                               ------------   ------------
Note payable to an officer and a related trust, interest at
10% per annum, secured by tax lien certificates and all
other assets of the Company. Principal and interest
payable quarterly or, if not quarterly, at such time as the
Company's cash flow allows, was due July 17, 2004
On August 12, 2004, the above note payable was forgiven in
exchange for shares of the Company's common stock,
per value $.001 per share at a rate of one share per $0.90
of the Obligation. The total debt forgiveness including
accrued interest of $75,095 totaled $1,581,131. The
effective date of this conversion of debt to equity is
retroactive to July 1, 2004                                    $         --   $  1,506,036

Notes payable to an officer, interest at 8% per annum,
unsecured. All notes originated during the period of
January-May of 2003 and were each due in five years
Principal and interest was due on the anniversary of each
note except for the first year, which payment shall be
optional and otherwise added to the second year payment
On August 12, 2004, the above notes payable was forgiven in
exchange for shares of the Company's common stock,
par value $.001 per share at a rate of one share per $0.90
of the Obligation. The total debt forgiveness including
accrued interest of $51,798 totalled $550,818. The
effective date of this conversion of debt to equity is
retroactive to July 1, 2004                                              --        499,020

                                                               ------------   ------------
Subtotal                                                       $         --   $  2,005,056
                                                               ------------   ------------

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004


NOTE 6 - LONG-TERM DEBT (continued)

                                                               September 30,  December 31,
                                                                   2004           2003
                                                               ------------   ------------
Balance brought forward                                        $         --   $  2,005,056

Note payable to Michael Kelly, interest at 8% per annum
payable semi-annually; at the expiration of one year, upon
30 days notice to the Company, the note could have been
payable upon demand, secured by first position upon all
corporate assets. On August 12, 2004, the above note payable was forgiven in exchange for shares of the Company's
common stock, par value $.001 per share at a rate of one
share per $0.90 of the Obligation. The total debt
forgiveness including accrued interest of $11,902 totaled
$3,111,902. The effective date of this conversion of debt
to equity is retroactive to July 1, 2004                                 --        300,000

Note payable to Richard Cavanaugh, interest at 6% per annum
payable semi-annually, upon 30 days notice to the Company,
the note may be payable upon demand and is unsecured                250,000             --

Note payable to Richard Cavanaugh, interest at 8% per
annum payable semi-annually, upon 30 days notice to the
Company, the note may be payable upon demand and is
unsecured                                                                --        500,000
                                                               ------------   ------------
                                                                    250,000      2,805,056
Less: Current Portion                                               250,000      2,306,036
                                                               ------------   ------------
                                                               $         --   $    499,020
                                                               ============   ============

Maturities of notes payable are as follows:

              2005                $ 250,000
                                  =========


NOTE 7 - OBLIGATIONS UNDER CAPITAL LEASE

Capital lease obligations consist of the following:

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004


                                                           September 30,  December 31,
                                                               2004           2003
                                                           ------------   ------------
Capital lease payable to Unifund Portfolio E, LLC, in
monthly payments of $44,834, including interest at 5.75%
with a balloon payment due November 2005, secured by
corresponding investment portfolios                        $    863,985   $  1,179,165
                                                           ============   ============


NOTE 7 - OBLIGATIONS UNDER CAPITAL LEASE (continued)

Minimum lease payments due under capital leases as of September 30, 2004, are as follows:


         Period Ending
         September 30,

         2005                                                       $    542,856
         2006                                                            452,380
                                                                    ------------
         Total net minimum capital lease payments                        995,236
         Less amounts representing interest                              131,251
                                                                    ------------
         Present value of future minimum capital lease payments          863,985
         Less Current Portion of Obligations Under Capital Leases        472,291
                                                                    ------------
         Obligations Under Capital Lease, less current portion      $    391,694
                                                                    ============

NOTE 8 -RELATED PARTY TRANSACTIONS

Interest payments on the line of credit, Note 5, were made to a director and shareholder of the Company in the amounts of $124,859 and $66,237 for the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively. In addition, the Company paid the director and shareholder consulting fees of $8,312 and $103,389 for the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively.

The Company paid legal consulting fees to an entity related to a director and shareholder in the amount of $36,226 and $128,147 for the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively. This related entity provided office space and administrative support to the Company at no cost for the year ended December 31, 2003.

The Company paid legal research fees to an entity related to a shareholder in the amount of $96,273 for the year ended December 31, 2003.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004


At September 30, 2004 and December 31, 2003, the Company had a receivable from a related party in the amount of $14,950 and $16,872, respectively.

NOTE 9 - INCOME TAXES

The provision for corporate income taxes for the nine months ended September 30, 2004 and the year ended December 31, 2003 consists of the following:

                               For the Nine   For the Nine
                               Months Ended   Months Ended
                               September 30,  September 30,
                                   2004           2003
                               ------------   ------------
         Current:
              Federal          $         --   $         --
              State                   8,122          1,284
                               ------------   ------------

                       Total   $      8,122   $      1,284
                               ============   ============


NOTE 9 - INCOME TAXES (continued)

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


NOTE 10 - REVERSE STOCK SPLIT AND CHANGE IN NUMBER OF SHARES OF CAPITAL STOCK AUTHORIZED

On April 8, 2004, the Company amended its certificate of incorporation to (a) effect a 13-for-1 reverse split of the Company's then issued and outstanding shares of common stock and (b) change the total authorized shares of capital stock to 50,000,000 shares, of which 40,000,000 are classified as common stock, par value $.001 per share and 10,000,000 are classified as preferred stock, par value $.001 per share. As of September 30, 2004, the total common stock issued and outstanding was 13,585,345 with a par value of $13,586 and there was no preferred stock issued or outstanding. All references to share numbers or earnings or loss per share contained in the financial statements to which these notes relate give effect to the Reverse Split.


NOTE 11 - OUTSTANDING WARRANTS

At September 30, 2004, the Company had outstanding warrants to purchase 38,993,500 shares of the Company's common stock at a price of $1.04 per share. The warrants were granted pursuant to the Merger Agreement effective February 3, 2004 and expire after a period of five years.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004


NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash was expended for interest in the amount of $105,920 and $262,217 for the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively. Cash was expended for income taxes in the amount of $8,122 and $2,892 for nine months ended September 30, 2004 and the year ended December 31, 2003, respectively.

On August 12, 2004, the Company forgave $3,676,252 of its existing indebtedness ("the Obligations") in exchange for 4,084,724 shares of the Company's common stock, par value $.001 per share at a rate of one share per $0.90 of the Obligation. The effective date of this conversion of debt to equity is retroactive to July 1, 2004. The non-cash transaction was as follows:


NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

         Total common stock issued                    $      4,085
         Total additional paid in capital                3,672,167
                                                      ------------
         Total                                        $  3,676,252
                                                      ============

         Total debt forgiven
         Short-term borrowings under line of credit   $    905,476
         Notes payable                                   2,455,056
         Accrued interest payable                          229,221
         Accrued interest expense                           86,499
                                                      ------------
         Total                                        $  3,676,252
                                                      ============


NOTE 13 - CONCENTRATIONS OF CREDIT RISK

The consolidated entities maintain cash balances at one institution located in central New Jersey. The amounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000 per entity. The amount at risk at September 30, 2004 and December 31, 2003 was $16,778 and $335,948, respectively. The Company considers the risk to be minimal.


NOTE 14 - SUBSEQUENT EVENTS


On October 4, 2004, the Company sold 620,333 units of its securities for an aggregate of $930,500 ($2.50 per unit) in a private transaction. Each unit consists of one share of the Company's Common Stock and a warrant to purchase one-fifth of a share of the Company's Common Stock at $2.50 per share during a period of five years.

Item 2            Management's Discussion and Analysis or Plan of Operation.

Overview
--------

The Company was incorporated in Delaware under the name Tele-Optics, Inc. in December 1986 for the purpose of acquiring a company engaged in the development, manufacture and marketing of a variety of products for use in the medical and defense industries. In September 1991, the Company sold all of the assets related to such business to a third party. Since that sale and until February 3, 2004 (the "Effective Date"), when the Company acquired STB, Inc., a New Jersey corporation ("STB"), the Company has had no active business operations.

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

In connection with the Merger, the Company completed a private placement to an accredited investor of 7,312,500 shares of the Company's common stock and a warrant exercisable for five years to purchase an aggregate of 7, 312, 500 shares of common stock at $.08 per share in exchange for $500,000. The proceeds of such private placement have been used for working capital.

As a result of the Merger, the Company now carries on business through its wholly owned subsidiary, Newco, which maintains its executive offices at 48 S. Franklin Turnpike, 3rd Floor, Ramsey, NJ, and its business offices at 3100 Route 138 West, Wall, NJ 07719.

Effective April 8, 2004, the Company amended its certificate of incorporation to
(a) change its corporate name to Velocity Asset Management, Inc., (b) effect a 13 for one reverse split of the Company's then issued and outstanding shares of common stock, and (c) change the total authorized shares of its capital stock to 50,000,000 shares, of which 40,000,000 are classified as common stock, par value $.001 per share, and 10,000,000 are classified as preferred stock, par value $.001 per share, issuable in such series with such powers, designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thererof, as the Company's Board of

Directors may fix from time to time by resolution or resolutions. As a result of such amendment, the Company had sufficient authorized shares of common stock to enable it to issue to the Stockholders the additional shares of common stock and warrants as provided in the Merger Agreement and such shares and warrants have been issued. In addition, the Company's Board of Directors was authorized to designate a class of preferred stock into which Mr. Kleinert and two other parties (holding an aggregate of approximately $2,800,000 of indebtedness as of March 31, 2004) had agreed to convert all of their indebtedness. In lieu of such conversion, effective July 1, 2004, Mr. Kleinert and such parties converted all of the Company's indebtedness held by them into an aggregate of 4,084,724 shares of the company's Common Stock on the basis of one share per $.90 of indebtedness.

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

As discussed below, the nine-month period ended September 30, 2004 was characterized by a substantial increase in revenues partially offset by an increase in operating expenses, resulting in a net profit for the period of $382,492 as compared to a net loss of $36,972 during the same period in the prior year.

Results of Operations
---------------------

Revenues in the three-month period ended September 30, 2004 (the "2004 Third Quarter") were $1,163,015 as compared to $753,659 in the same period in the prior year (the "2003 Third Quarter"), representing a 54% increase. Revenues in the nine-month period ended September 30, 2004 (the "2004 Period") were $3,435,990 as compared to $2,626,456 in the same period in the prior year (the "2003 Period"), representing a 31% increase. The increase in revenues for both periods was primarily attributable to the increased operations and focused efforts of Velocity and the maturation of its portfolios. Revenues from the sale of real property, the collection of credit card receivables and interest income derived from debt instruments owned by the Company represented approximately 45% and 55%, respectively, during the 2004 Third Quarter as compared to approximately 75% and 25% during the 2003 Third Quarter, and approximately 64% and 36% during the 2004 Period as compared to 84% and 16% during the 2003 Period. Management does not believe that the mix of revenues on a comparative basis is necessarily indicative of any trend but is more related to factors beyond the Company's control, such as maturity dates, court decisions and other similar events the affect the timing of revenue recognition.

Operating Expenses

Total operating expenses in the 2004 Third Quarter were $947,796 as compared to $742,569 in the 2003 Third Quarter, representing a 28% increase. Total operating expenses for the 2004 Period were $2,904,601 as compared to $2,436,780 for the

2003 Period, representing a 19% increase. The increase in total operating expenses for both periods was primarily attributable to the related increase in revenues during such periods, as well as increase professional fees and fixed costs associated with being a reporting issuer during the 2004 Thirds Quarter and the 2004 Period.

Other Income (Expense)

Interest Expense in the 2004 Third Quarter was $105,920 as compared to $70,651 in the 2003 Third Quarter, representing a 50% increase. Interest expense in the 2004 Period was $338,119 as compared to $259,089 in the 2003 Period, representing a 31% increase. The increase in interest expense for both periods was primarily attributable to increases in the amount and structure of the Company's debt. During the 2004 Third Quarter and the 2004 Period the Company recognized other income of $84,713 and $197,344, respectively, all of which was derived from other JHI operations.

Net Income (Loss)

Net income in the 2004 Third quarter was $189,282 as compared to $27,120 in the 2003 Third Quarter, representing a 598% increase. Net income for the 2004 Period was $382,492 as compared to a net loss of $36,972 in the 2003 Period. The increase in net income for both periods is primarily attributable to expansion of the Company's credit cards receivable business. Results of operations are likely to fluctuate from quarter to quarter depending on the mix of revenue sources and other factors beyond the Company's control as indicated above. Accordingly, comparisons of quarter to quarter results may not be meaningful.

The Company is not presently aware of any known trends that may have a material impact on its revenues from continuing operations. The Company does not believe that the recent increases in interest rates, and the anticipated continuing gradual increases in interest rates, has had or will have a material adverse affect upon the Company's business.

Liquidity and Capital Resources
-------------------------------

            At September 30, 2004, the Company had $289,682 in cash and cash equivalents and trade accounts payable in the amount of $32,269. Management believes that such funds, together with the revenues expected to be generated from operations and the proceeds from the private placement ($930,500) discussed below will be sufficient to finance operations for the foreseeable future.

         In order to expand operations by, among other things, purchasing additional portfolios of receivables, the Company is seeking to raise additional capital through the sale of equity or debt instruments or by way of a bank line of credit. In July 2004, the Company entered into a Letter of Intent with a national financial institution that provides for a line of credit to the Company's Velocity subsidiary of $12,500,000 to be used for the purchase of portfolios of unsecured receivables. The line of credit is subject to the fulfillment of various conditions, including the execution of definitive documents, as well as the Company securing significant additional equity capital. If the line of credit is obtained, the Company may incur significant increases in interest expense and may be subject to covenants restricting certain of its activities.

         In October 2004, the Company raised $930,500 of additional equity capital by the sale of 620,000 units of its securities in a private transaction. Each unit is comprised of one share of Common Stock and a warrant to purchase one-fifth of a share of Common Stock for $2.50 per share exercisable for a period of five years. The Company is negotiating with various parties and institutions to provide additional equity capital by the sale of additional units. In accordance with the terms of the line of credit letter of intent, the Company will need to raise at least $1,500,000 of additional equity capital. No assurance can be given, however, that such additional equity capital will be obtained on terms acceptable to the Company or at all and, even if obtained, that the other conditions precedent to obtaining the line of credit will be fulfilled. If such conditions are fulfilled, the Company expects that the line of credit would become available by the end of 2004 or the first quarter of 2005. The raising of additional equity capital through the sale of units or other securities of the Company may result in dilution of existing stockholders.

         Item 3            Controls and Procedures.

         (a)      Evaluation of Disclosure Controls and Procedures.
                  ------------------------------------------------

         Within the 90 days prior to the date of this report, Velocity Asset Management, Inc. ("the Company"), carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries).

         (b)      Changes in Internal Controls.
                  ----------------------------

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

                                     PART II
                                OTHER INFORMATION

Item 1   Legal Proceedings

         None

Item 2   Changes in Securities

         During the period covered by this Report, no securities were sold by the Registrant that were not registered under the Securities Act of 1933, as amended (the "Act") and not reported on a Current Report on Form 8-K, except as set forth below. All references to numbers of shares and exercise prices reflect the 13 for one reverse stock split effected by the Registrant on April 8, 2004.

         1. In August 2004, effective as of June 30, 2004, Registrant issued an aggregate of 4,084,724 shares of its Common Stock to holders of $3,676,252 of the Company's indebtedness, including the Company's Chief Executive Officer, Jack C. Kleinert, in exchange for the cancellation thereof on the basis of one share per $.90 of indebtedness.

With respect to issuances of securities referred to above, each of the holders is an "accredited investor" as such term is defined in Regulation D, was furnished with information about the Registrant and had the opportunity to verify information supplied. Additionally, Registrant obtained a representation from each holder of such holder's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities bear appropriate restrictive legends, and Registrant has issued stop transfer instructions to its transfer agent.

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

         31.1.   Certification of Principal Executive Officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002

         31.2    Certification of Principal Financial Officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

         32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

         (b)     Reports on Form 8-K

                 1. On September 14, 2004, Registrant filed a Current Report on form 8-K reporting the appointment of James J. Mastriani as Chief Financial Officer and Chief Legal Officer of the Registrant.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                      VELOCITY ASSET MANAGEMENT, INC.

Dated:  November 15, 2004             By: /s/ JOHN C. KLEINERT
                                          -------------------------------------
                                          John C. Kleinert
                                          Chief Executive Officer and President