Form 10QSB/A
period 2004-09-30
VELOCITY ASSET MANAGEMENT INC
filed 2004-11-15
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

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


NOTE 11 - OUTSTANDING WARRANTS

At September 30, 2004, the Company had outstanding warrants to purchase 3,199,500 shares of the Company's common stock at a price of $1.04 per share. The warrants were granted pursuant to the Merger Agreement effective February 3, 2004 and expire after a period of five years.

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


NOTE 14 - SUBSEQUENT EVENTS


On October 4, 2004, the Company sold 620,333 units of its securities for an aggregate of $930,500 ($1.50 per unit) in a private transaction. Each unit consists of one share of the Company's Common Stock and a warrant to purchase one-fifth of a share of the Company's Common Stock at $2.50 per share during a period of five years.

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