Form 10KSB
period 2004-12-31
VELOCITY ASSET MANAGEMENT INC
filed 2005-04-15
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d )
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

                                 (201) 760-6306
              (Registrant's telephone number, including area code)


          Securities registered pursuant to Section 12 (b) of the Act:


       Title of Each Class        Name of Each Exchange on Which Registered
       -------------------        -----------------------------------------
             None                                  None


          Securities registered pursuant to Section 12 (g) of the Act:
                     Common Stock, par value $.001 per share
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d ) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in the form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $4,356,188

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $11,054,587.50 as of April 11, 2005.

         ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS Not applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity: As of April 11, 2005: 15,927,462 shares of common stock, par value $.001 per share, were outstanding.

         Transitional Small Business Disclosure Format (check one):
YES [ ] NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

         None

                                TABLE OF CONTENTS


PART I.........................................................................1

   DESCRIPTION OF BUSINESS.....................................................1
   DESCRIPTION OF PROPERTIES..................................................12
   LEGAL PROCEEDINGS..........................................................12
   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................12

PART II.......................................................................24

   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......24
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
   OF OPERATIONS..............................................................25
   FINANCIAL STATEMENTS.......................................................33
   CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
   DISCLOSURE.................................................................33

PART III......................................................................34

   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
   WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT...................34
   EXECUTIVE COMPENSATION.....................................................36
   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND AND MANAGEMENT.........38
   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................39

PART IV.......................................................................40

   EXHIBITS, LIST AND REPORTS ON FORM 8-K.....................................40
   CONTROLS AND PROCEDURES....................................................42

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


                                     PART I
                                     ------

ITEM 1.         DESCRIPTION OF BUSINESS


BACKGROUND

        We were incorporated in Delaware under the name Tele-Optics, Inc. in December 1986 for the purpose of acquiring all of the common stock of Lenzar Optics, Inc. That company was then engaged in the development, manufacture and marketing of a variety of optical, electronic and electro-optical products for use in the medical and defense industries. In September 1991, we sold all of our assets related to Lenzar's operations to a third party. Since that sale and until February 3, 2004, when we acquired STB, Inc., a New Jersey corporation ("STB"), we have had virtually no active business operations. On November 21, 1997, new investors, including our management immediately prior to the Effective Date, purchased approximately sixty-two (62%) percent of our then issued and outstanding common stock. Between November 21, 1997 and February 3, 2004, those investors and others provided additional funds in the form of equity investment and loans that ensured our viability and permitted us to continue our limited operations and pursue business opportunities.

        On February 3, 2004, we entered into and consummated an Agreement and Plan of Merger by and among our wholly-owned subsidiary, TLOP Acquisition Company, L.L.C., a New Jersey limited liability company, STB and the stockholders of STB, John C. Kleinert, W. Peter Ragan, Sr. and W. Peter Ragan, Jr. In accordance with the terms of the merger agreement, on that date, STB was merged with and into TLOP Acquisition, and we issued to the stockholders of STB, in exchange for all of the common stock of STB issued and outstanding, (a) an aggregate of 6,129,424 shares of our common stock, (b) the right to receive an aggregate of 1,808,077 additional shares of our common stock upon amendment of our certificate of incorporation to increase the total number of shares of capital stock that we are authorized to issue, and (c) warrants to purchase during a period of five years an aggregate of 2,437,000 shares of Common Stock at an exercise price of $1.04 per share. The details of the merger with STB are set forth in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on February 18, 2004. The 6,129,424 shares of our common stock issued to the former stockholders of STB represented approximately 80% of the then total issued and outstanding shares of our common stock. Except as may be otherwise noted, all share and per share data set forth is this filing give effect to the 13 for one reverse split of our common stock effected on April 8, 2004, as discussed below.

        In connection with the merger with STB, we completed a private placement to an accredited investor of 562,500 shares of our common stock and a warrant exercisable for a period of five years to purchase an aggregate of 562,500 shares of our common stock at an exercise price of $1.04 per share in exchange for an aggregate cash consideration of $500,000.

        As a result of the merger, we now carry on business through our wholly-owned subsidiary TLOP Acquisition, which maintains its executive offices at 48 Franklin Turnpike, 3rd Floor, Ramsey, NJ 07746 and its business offices at 3100 Route 138 West, Wall, New Jersey 07719.

        Effective April 8, 2004 we changed our corporate name from Tele-Optics, Inc. to Velocity Asset Management, Inc., effected a 13 for one reverse split of our then issued and outstanding shares of common stock, and changed the total authorized shares of our capital stock to 50,000,000 shares, of which 40,000,000 are classified as common stock, par value $.001 per share, and 10,000,000 are classified as preferred stock, par value $.001 per share, issuable in series with such powers, designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as our board of directors may fix from time to time by resolution or resolutions.

        Unless the context otherwise requires, the terms "we," "us" or "our" as used hereinafter refer to Velocity Asset Management and our subsidiaries, including TLOP Acquisition and its subsidiaries J. Holder, Inc., VOM, LLC and Velocity Investments, LLC for periods after February 3, 2004 and Tele-Optics, Inc. for periods before February 3, 2004.

DESCRIPTION OF THE BUSINESS FORMERLY OPERATED BY STB AND CURRENTLY OPERATED BY
US

Overview

        STB, Inc. was formed in New Jersey in 2003. Its primary purpose was to act as a holding company for three subsidiaries, J Holder, Inc., VOM, LLC and Velocity Investments, LLC. These companies acquire, manage, collect and service distressed assets consisting of consumer receivable portfolios, interests in distressed real property and tax lien certificates.

        Velocity Investments, LLC, which was formed in 2002, invests in unsecured consumer receivable portfolios purchased on the secondary market at a discount from face value and then liquidates these portfolios through legal collection means.

        J. Holder, Inc., which was formed in 1998, invests in interests in distressed real property, namely, real property being sold at sheriff's foreclosure and judgment execution sales, defaulted mortgages, partial interests in real property and the acquisition of real property with clouded title with the goal of re-selling the property or perfecting the partial interest and/or clouded title for resale. These investments are made following an extensive due diligence analysis of the legal status of the property and a market analysis of the property's value. The average holding period for J. Holder's properties is six months.

        VOM, LLC, which was formed in 2002, invests in New Jersey municipal tax lien certificates. VOM purchases tax lien certificates on the secondary market which allows VOM to perform its due diligence on a static pool of assets to determine what discount to par VOM is willing to offer as a purchase price. The average purchase price paid for a tax lien certificate on the secondary market is a 95% discount to the assessed value of the individual property. VOM creates returns by liquidating the portfolio while capitalizing upon opportunities presented by the current tax lien environment to acquire the underlying real properties that are the subject of the tax liens.

        Our objective is to maximize our return on investment in distressed assets. The Company's overall capital base is allocated among consumer receivable portfolios, interests in distressed real property and tax lien certificates based on the conditions of the particular market, the price/cost of the specific asset within such market and our internal risk/return analysis. The ultimate strategy for the allocation of capital is determined by senior management. Our current focus and that for the foreseeable future is the acquisition of additional consumer receivable portfolios.

        Historically, the majority of our revenues have come from our distressed real property business which accounted for approximately 85% of our revenues during fiscal 2003, as compared to 7.5% of our revenues for each of our consumer receivables and our tax lien certificate businesses. However, revenues from the consumer receivables business increased to $1,726,356 in fiscal 2004, or approximately 40% of our total revenues for fiscal 2004, while revenues from our distressed real property business were $2,369,564, or approximately 54% of our total revenues. We anticipate increasing growth in our consumer receivable revenues as we continue to expand our consumer receivables business as a result of the $12.5 million line of credit that our Velocity Investments subsidiary recently entered into with Wells Fargo Foothill, Inc. Such line of credit will be used exclusively to purchase additional consumer receivable portfolios.

        We acquire consumer receivable portfolios at a significant discount to the amount actually owed by the obligors. We acquire these portfolios after a qualitative and quantitative analysis of the underlying receivables and calculate the purchase price so that our estimated cash flow offers us an adequate return on our acquisition costs and servicing expenses. After purchasing a consumer receivable portfolio, we actively monitor its performance and review and adjust our collection and servicing strategies accordingly. Although we perform some collection activities, we outsource the legal collection process to third parties to keep actual overhead at a minimum.

        We acquire interests in distressed real property following due diligence analysis of the legal status of each property and a market analysis of the value of such property.

        We acquire tax lien certificates in the secondary market at a discount to par following due diligence analysis on the underlying properties.

        We purchase consumer receivables from creditors and others through privately negotiated direct sales and auctions in which sellers of consumer receivables seek bids from several pre-qualified debt purchasers. We pursue new acquisitions of consumer receivable portfolios, interests in distressed real property and tax lien certificates on an ongoing basis through our relationships with industry participants, collection agencies, investors and our financing sources, brokers who specialize in the sale of consumer receivable portfolios and other sources.

        Our distressed assets are purchased through internally generated cash flow, seller financed credit lines/leases and through traditional leverage methods.

INDUSTRY OVERVIEW

        The purchase and liquidation of distressed assets consisting of consumer receivable portfolios, interests in distressed real property and tax lien certificates is a growing industry that is driven by many factors including:

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

        o increasing values in a real estate market driven by high refinancing activity as a means to maintain lifestyles; and

        o mounting debt and pressure on banks and financial institutions to remove nonperforming or unattractive assets from their balance sheets.

        According to a US Federal Reserve release dated January 2005, consumer debt was $2.1 trillion and increasing at an annual rate of 4.5% as of December 2004. We believe that as a result of the difficulty in collecting these receivables and the desire of originating institutions to focus on their core businesses and to generate revenue from these receivables, originating institutions are increasingly electing to sell these portfolios.

Strategy

        Our primary objective is to utilize our management's experience and expertise to effectively grow our business by identifying, evaluating, pricing and acquiring distressed assets consisting of consumer receivable portfolios, interests in distressed real property and tax lien certificates, and maximizing the return on such assets in a cost efficient manner. Our strategy includes:

        o managing the legal collection and servicing of our receivable portfolios;

        o managing the acquisition and disposal of interest in distressed real property and tax lien certificates;

        o conducting extensive internal due diligence to ensure our third party servicers are provided with the most complete available information on a portfolio in order to maximize collections;

        o       outsourcing the legal collection processes;

        o expanding geographically while maintaining the same management of the legal collection and servicing of receivable portfolios;

        o increasing and expanding financial flexibility and leverage through increased capital lines of credit;

        o capitalizing on our strategic relationships to identify and acquire consumer receivable portfolios, interests in distressed real property and tax lien certificates; and

        o expanding our business through the purchase of consumer receivables, interests in distressed real property and tax lien certificates from new and existing sources.

        We believe that as a result of our management's experience and expertise, and the fragmented yet growing market in which we operate, we are well-positioned to successfully implement our strategy.

        Additionally, in 2005 we intend to continue to grow our business generally while emphasizing the expansion of the business of Velocity Investments by acquiring additional consumer debt receivable portfolios, including multi-state consumer debt receivables. Until December 2004, when we acquired our first multi-state portfolio, all receivables owned by Velocity Investments were from obligors in New Jersey. Since December 2004, we have purchased portfolios with receivables from obligors in New York, Massachusetts, Delaware, Maryland, Georgia, Alabama, Arkansas, Connecticut and Indiana.

Consumer Receivables Purchase Program

        We purchase consumer receivable portfolios that include charged-off receivables, semi-performing receivables and performing receivables. We identify potential portfolio acquisitions on an ongoing basis through our relationships with industry participants, collection agencies, investors and our financing sources, brokers who specialize in the sale of receivable portfolios and other sources.

        Historically, Velocity Investments has acquired receivable portfolios with face amounts ranging from $225,000 to approximately $10 million at purchase prices ranging from $0.043 to $0.25 of such face amounts. Although to date we have only purchased claims on our own behalf we would and have considered entering into joint ventures and seller participation arrangements.

        The following table summarizes our cumulative historical portfolio purchase price and cash collections as of December 31, 2003 and 2004.

Reporting      No. of Portfolios       Purchase Price        Cash Collections
  Period          Purchased            (in Thousands)         (in Thousands)
---------      -----------------       --------------        ----------------

12/31/03              5                    $1,971                 $  446
12/31/04             15                    $3,489                 $2,596


        We utilize our relationships with brokers, servicers and sellers of consumer receivable portfolios to locate consumer receivable portfolios for purchase. Our senior management is responsible for:

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

        The seller or broker typically supplies us with either a sample listing or the actual portfolio being sold on a compact disk, a diskette or other form of media. We analyze each receivable portfolio to determine if it meets our purchasing criteria. We may then prepare a bid or negotiate a purchase price. If a purchase is completed, senior management monitors the portfolio's performance and uses this information in determining future buying criteria and pricing.

        We purchase consumer receivables at substantial discounts from the balance actually owed by the obligors. We determine how much to bid on a portfolio and a purchase price by evaluating many different variables, such as:

        o the number of collection agencies previously attempting to collect the receivables in the portfolio;

        o       the average balance of the receivables;

        o       the age of the receivables;

        o       number of days since charge-off;

        o       payments made since charge-off; and

        o       the locations of the obligors.

        Once a consumer receivable portfolio has been identified for potential purchase, we prepare quantitative analyses to analyze the potential collectibility of the portfolio. We also analyze the portfolio by comparing it to similar portfolios previously acquired by us. In addition, we perform qualitative analyses of other matters affecting the value of portfolios, including a review of the delinquency, charge off, placement and recovery policies of the originator as well as the collection authority granted by the originator to any third party collection agencies, and, if possible, by reviewing their recovery efforts on the particular portfolio. After these evaluations are completed, members of our senior management discuss the findings, decide whether to make the purchase and finalize the price at which we are willing to purchase the portfolio.

        We purchase most of our consumer receivable portfolios directly from originators and other sellers including, from time to time, auction type sales in which sellers of consumer receivables seek bids from several pre-qualified debt purchasers. In order for us to consider a potential seller as a source of receivables, a variety of factors are considered. Sellers must demonstrate that they have:

        o       adequate internal controls to detect fraud;

        o       the ability to provide post sale support; and

        o       the capacity to honor buy-back and return warranty requests.

        Generally, our portfolio purchase agreements provide that we can return certain accounts to the seller. In some transactions, however, we may acquire a portfolio with few, if any, rights to return accounts to the seller. After acquiring a portfolio, we conduct a detailed analysis to determine which accounts in the portfolio should be returned to the seller. Although the terms of each portfolio purchase agreement differ, examples of accounts that may be returned to the seller include:

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

Consumer Receivables Servicing

        Our objective is to maximize our return on investment on acquired consumer receivable portfolios. As a result, before acquiring a portfolio, we analyze the portfolio to determine how to best maximize collections in a cost efficient manner. Therefore, if we are successful in acquiring the portfolio, we can promptly process the receivables that were purchased and commence the collection process. Unlike collection agencies that typically have only a specified period of time to recover a receivable, as the portfolio owners we have significantly more flexibility in establishing payment programs.

        Once a portfolio has been acquired, we download all receivable information provided by the seller into our account management system and reconcile certain information with the information provided by the seller in the purchase contract. We then conduct additional due diligence on the portfolio to augment the information provided by the seller and download such information into our account management system. We send notification letters to obligors of each acquired account explaining, among other matters, our new ownership and asking that the obligor contact us or our servicers to make payment arrangements.

        We outsource all of the legal collection process of our receivables to third party law firms based on specific guidelines established by senior management and set forth in a third-party servicing contract. Each third-party law firm to whom we outsource receivable servicing is selected from an industry law list with an accredited bond, has compatible information technology systems and meets certain other specific criteria. Our standard form of servicing contract provides for the payment to the law firm of a contingency fee equal to 25% of all amounts collected and paid by the debtors. Once a group of receivables is sent to a third-party servicer, our management actively monitors and reviews the servicer's performance on an ongoing basis. Our management receives detailed analyses, including collection activity and portfolio performance, from our internal servicing department to assist it in evaluating the results of the efforts of the third-party law firm. Based on portfolio performance guidelines, our management may move certain receivables from one third-party servicer to another if it anticipates that this will result in an increase in collections. Until December 2004, all of our receivables were from obligors in New Jersey and we have employed the law firm of Ragan and Ragan, P.C. to service those receivables. Our current agreement with Ragan & Ragan, P.C. is for a one year period commencing January 1, 2005, and automatically extends for additional periods of one year each unless terminated by us. The agreement provides for the payment to such firm of a contingency fee equal to 25% of all amounts collected and paid by the obligors. The shareholders of Ragan & Ragan, P.C. are W. Peter Ragan, Sr. and W. Peter Ragan Jr., our Vice President, and Treasurer and Secretary, respectively.

        From time to time we may resell certain accounts in our pool of consumer receivables that we have deemed uncollectible in order to generate revenue.

Distressed Real Property Program

        We acquire interests in distressed real property, namely, real property being sold at sheriff's foreclosure and judgment execution sales, defaulted mortgages, partial interests in real property and real property with clouded title. Properties and property interests are purchased mainly at publicly advertised judicial and non-judicial auction sales. Purchases of real property are mainly in New Jersey. However, we have also purchased six properties in Indiana through a Bankruptcy Court auction sale conducted in Atlanta, Georgia. It is anticipated that as we expand, we will acquire properties in other geographic locations. Some property interests are purchased through referrals from independent contractor finders who are paid a varying commission of the net profit, if any, at the time of the disposal of the asset to a third party transferee (not upon acquisition). Our subsidiary, J. Holder, Inc., has entered into a retainer agreement with the law firm of Ragan & Ragan P.C. and such firm has agreed to provide legal services at varying hourly rates in connection with the purchase and sale of J. Holder's interests in distressed real property with a minimum fee of $1,500 per each purchase and sale. In addition, such firm is entitled to receive a finder's fee equal to 15% of J. Holder's net profit, if any, at the time of sale of any property interest referred to us by Ragan & Ragan, P.C. The retainer agreement is for a one year period commencing January 1, 2005, and renews for successive periods of one year each unless terminated by our subsidiary.

        Senior management conducts extensive due diligence on the status of any property or property interest proposed to be acquired by us and a market analysis of the property's value before making any investment decision.

        Our average holding period for an interest in distressed real property prior to disposal has been six months which has allowed for the wind-up of any litigation, possession and rehabilitation of the property to the degree necessary for resale. To the extent possible, any rehabilitation has been limited to clean up of the premises. Sales of properties are generally made through local, but nationally affiliated, realtors using multiple listing sources. From time to time, we sell interests in distressed real property to generate revenue and to dispose of unwanted properties. Typically, at closing we pay a commission of 5% of the sales price, although incentives may be offered from time to time to expedite a particular sale.

Tax Lien Certificate Program

        We acquire tax lien certificates at a discount to par. We acquire these in the secondary market which allows senior management to perform its due diligence on the underlying property which is the subject of the tax lien before the determination is made regarding what discount to par we are willing to offer as a purchase price. Historically, all of the tax lien certificates we have purchased have related to properties located in the State of New Jersey. As our business expands, we contemplate purchasing tax lien certificates relating to properties in other states. Our subsidiary, VOM, LLC has entered into a retainer agreement with the law firm of Ragan & Ragan, P.C., in which such firm has agreed to provide legal services at varying hourly rates in connection with the foreclosure of tax lien certificates with a minimum fee of $1,500 per foreclosed tax lien certificate and a commission equal to 15% of VOM's net profit, if any, at the time of sale of and real properties acquired by VOM upon foreclosure of a tax lien certificate.

        From time to time we sell properties acquired by foreclosure of a tax lien certificate. Sales of such properties are through local, but nationally affiliated, realtors using multiple listing services. Typically, at closing we pay a commission of 5% of the sales price, although incentives may be offered from time to time to expedite a particular sale.

Competition

        Our business of purchasing consumer receivables, interests in distressed real property and tax lien certificates is highly competitive and fragmented, and we expect that competition from new and existing companies will increase. We compete with:

        o other purchasers of consumer receivables, interests in distressed real property and tax lien certificates, including third-party collection companies; and

        o other financial services companies who purchase consumer receivables, interests in distressed real property and tax lien certificates.

        Some of our competitors are larger and more established and may have substantially greater financial, technological, personnel and other resources than we have, including greater access to capital markets. We believe that no individual competitor or group of competitors has a dominant presence in the market.

        We compete with our competitors for consumer receivable portfolios, interests in distressed real property and tax lien certificates based on many factors, including:

        o       purchase price;

        o       representations, warranties and indemnities requested;

        o       speed in making purchase decisions; and

        o       our reputation.

        Our strategy is designed to capitalize on the market's lack of a dominant industry player. We believe that our management's experience and expertise in identifying, evaluating, pricing and acquiring receivable portfolios, interests in distressed real property and tax lien certificates and managing collections coupled with our strategic alliances with third-party servicers and our sources of financing give us a competitive advantage. However, we cannot assure that we will be able to compete successfully against current or future competitors or that competition will not increase in the future.

Management Information Systems

        We believe that a high degree of automation is necessary to enable us to grow and successfully compete with other financial services companies. Accordingly, we continually upgrade our computer software and, when necessary, our hardware to support the servicing and recovery of consumer receivables that we acquire. Our telecommunications and computer systems allow us to quickly and accurately process the large amount of data necessary to purchase and service consumer receivable portfolios. Due to our desire to increase productivity through automation, we periodically review our systems for possible upgrades and enhancements.

Government Regulation

        The relationship of obligors and a creditor is extensively regulated by Federal, state and municipal laws, rules, regulations and ordinances. These laws include, but are not limited to, the following statutes and regulations: the Fair Debt Collection Practices Act, the Federal Truth-In-Lending Act, the Fair Credit Billing Act, the Equal Opportunity Act, the Fair Foreclosure Act and the Fair Credit Reporting Act, as well as comparable statutes in states where obligors reside and/or where creditors are located. Among other things, the laws and regulations applicable to various creditors impose disclosure requirements regarding the advertisement, application, establishment and operation of credit accounts or other types of credit programs. Federal law requires a creditor to disclose to an obligor, among other things, the interest rates, fees, grace periods and balance calculations methods associated with their accounts. In addition, obligors are entitled to have payments and credits applied to their accounts promptly, to receive prescribed notices and to require billing errors to be resolved promptly. In addition, some laws prohibit certain discriminatory practices in connection with the extension of credit. Further, state laws may limit the interest rate and the fees that a creditor may impose on obligors. Failure by creditor to comply with applicable laws could create claims and rights of offset that would reduce or eliminate an obligor's obligations, which could have a material adverse effect on our operations. Pursuant to agreements under which we purchase receivables, we are typically indemnified against losses resulting from the failure of the creditor to have complied with applicable laws relating to the receivables prior to our purchase of such receivables.

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

        Additional laws may be enacted that could impose additional restrictions on the servicing and collection of consumer receivables. Such new laws may adversely affect the ability to collect such receivables.

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

EMPLOYEES

        As of December 31, 2004, we had a total of five employees, of which three are full time employees. Most of our collection activities are outsourced and managed by corporate officers. None of our employees is covered by a collective bargaining agreement. We consider our relationship with our employees to be good. We anticipate the hiring of a bookkeeper, property assistant and collection assistant in the near future.


ITEM 2.     DESCRIPTION OF PROPERTIES

        Both our executive/corporate offices at 48 Franklin Turnpike, 3rd Floor, Ramsey, NJ 07746 and our business office at 3100 Route 138 West, Wall, New Jersey 07719 are located in leased space. The executive/corporate office is approximately 500 square feet and is subject to a one year lease from an unrelated third party and has an annual lease payment of $12,000. The business office is approximately 1000 square feet and is subject to a two year lease from a company owned by Messrs. Ragan and Ragan and has an annual lease payment of $9,000.

ITEM 3.     LEGAL PROCEEDINGS

        In the ordinary course of our business we are involved in numerous legal proceedings. We regularly initiate collection lawsuits against consumers using our network of third party law firms. Also, consumers may occasionally initiate litigation against us in which they allege that we have violated a Federal or state law in the process of collecting on their account. We do not believe that these ordinary course matters are material to our business and financial condition. .

        There are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a part or to which any of its property is the subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


        No matters were submitted to security holders during our 2004 fiscal year.

        On March 12, 2004, shareholders owning in the aggregate 6,691,924 shares of Common Stock, or approximately 87% of our then issued and outstanding common stock, consented in writing to approve (a) an amendment to our amended Certificate of Incorporation effectuating (i) a change in the our name to Velocity Asset Management, Inc., (ii) a 13 for one reverse split of our common stock and (iii) a change in the total authorized capital stock to 50,000,000 shares, of which 40,000,000 are classified as common stock, par value $.001 per share, and 10,000,000 are classified as preferred stock, par value $.001 per share, issuable in series with such powers, designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as our board of directors may fix from time to time by resolution or resolutions; and (b) the adoption of our 2004 Equity Incentive Program.

RISK FACTORS

        You should carefully consider the risks described below and the other information in this report in evaluating the Company. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer. In that event, the market price of our common stock could decline and you could lose all or part of your investment.

                     RISK FACTORS RELATING TO OUR OPERATIONS

WE HAVE A LIMITED OPERATING HISTORY AND OUR BUSINESS AND FUTURE PROSPECTS ARE DIFFICULT TO EVALUATE

        Prior to our acquisition of STB, Inc. (the former parent of our current subsidiaries) on February 3, 2004, our company had been inactive since 1991. STB was organized in 2003 and none of its subsidiaries has conducted business for more than five years. Due to our limited operating history, our ability to operate successfully is materially uncertain and our operations and prospects are subject to all risks inherent in a developing business enterprise. Our limited operating history also makes it difficult to evaluate our long term commercial viability. Our potential for success must be evaluated in light of the problems, expenses and difficulties frequently encountered by new businesses in general and the collection services business specifically.

WE MAY NOT BE ABLE TO PURCHASE CONSUMER RECEIVABLE PORTFOLIOS, INTERESTS IN DISTRESSED REAL PROPERTY OR TAX LIEN CERTIFICATES AT FAVORABLE PRICES OR ON SUFFICIENTLY FAVORABLE TERMS OR AT ALL.

        Our success depends upon the continued availability of consumer receivable portfolios, interests in distressed real property and tax lien certificates that meet our purchasing criteria and our ability to identify and finance the purchases of such assets. The availability of consumer receivable portfolios, interests in distressed real property and tax lien certificates at favorable prices and on terms acceptable to us depends on a number of factors outside of our control, including:

        o       the continuation of the current growth trend in debt;

        o the continued volume of consumer receivable portfolios, interests in distressed real property and tax lien certificates available for sale; and

        o competitive factors affecting potential purchasers and sellers of consumer receivable portfolios, interests in distressed real property and tax lien certificates.

        The market for acquiring consumer receivable portfolios, interests in distressed real property and tax lien certificates is becoming more competitive, thereby possibly diminishing our ability to acquire such assets at attractive prices in future periods.

        The growth in debt may also be affected by:

        o       a slowdown in the economy;

        o       reductions in consumer spending;

        o       changes in the underwriting criteria by originators; and

        o changes in laws and regulations governing lending and bankruptcy.

        Any slowing of the consumer debt growth trend could result in a decrease in the availability for purchase of consumer receivable portfolios, interests in distressed real property and tax lien certificates that could affect the purchase prices of such assets. Any increase in the prices we are required to pay for such assets in turn will reduce the profit, if any, we generate from such assets.

WE MAY NOT BE ABLE TO RECOVER SUFFICIENT AMOUNTS ON OUR CONSUMER RECEIVABLE PORTFOLIOS TO RECOVER THE COSTS ASSOCIATED WITH THE PURCHASE AND SERVICING OF THOSE PORTFOLIOS AND TO FUND OUR OPERATIONS.

        We acquire and collect on consumer receivable portfolios that contain charged-off, semi-performing and performing receivables. In order to operate profitably over the long term, we must continually purchase and collect on a sufficient volume of receivables to generate revenue that exceeds our costs. For accounts that are charged-off or semi-performing, the originators or interim owners of the receivables generally have:

        o made numerous attempts to collect on these obligations, often using both their in-house collection staff and third-party collection agencies;

        o       subsequently deemed these obligations as uncollectible; and

        o       charged-off these obligations.

        These receivable portfolios are purchased at significant discounts to the amount the obligors owe. These receivables are difficult to collect and actual recoveries may vary and be less than the amount expected. In addition, our collections may worsen in a weak economic cycle. We may not recover amounts in excess of our acquisition and servicing costs.

        Our ability to recover on our receivable portfolios and produce sufficient returns can be negatively impacted by the quality of the purchased receivables. In the normal course of our portfolio acquisitions, some receivables may be included in the portfolios that fail to conform to certain terms of the purchase agreements and we may seek to return these receivables to the seller for payment or replacement receivables. However, we cannot guarantee that any of such sellers will be able to meet their payment obligations to us. Accounts that we are unable to return to sellers may yield no return. If cash flows from operations are less than anticipated as a result of our inability to collect sufficient amounts on our receivables, our ability to satisfy our debt obligations, purchase new portfolios and our future growth and profitability may be materially adversely affected.

WE ARE SUBJECT TO INTENSE COMPETITION FOR THE PURCHASE OF DISTRESSED ASSETS THAT MAY EFFECT OUR ABILITY TO PURCHASE DISTRESSED ASSTS AT ACCEPTABLE PRICES OR AT ALL.

        We compete with other purchasers of consumer receivable portfolios, interests in distressed real property and tax lien certificates, with third-party collection agencies and with financial services companies that manage their own consumer receivable portfolios. We compete on the basis of reputation, industry experience and performance. Some of our competitors have greater capital, personnel and other resources than we have. The possible entry of new competitors, including competitors that historically have focused on the acquisition of different asset types, and the expected increase in competition from current market participants, may reduce our access to consumer receivable portfolios, interests in distressed real property and tax lien certificates. Aggressive pricing by our competitors could raise the price of such distressed assets above levels that we are willing to pay, which could reduce the amount of such assets suitable for us to purchase or, if purchased by us, reduce the profits, if any, generated by such assets. If we are unable to purchase distressed assets at favorable prices or at all, our revenues and earnings could be materially reduced.

WE ARE DEPENDENT UPON THIRD PARTIES, IN PARTICULAR, THE LAW FIRM OF RAGAN & RAGAN, P.C., TO SERVICE THE LEGAL COLLECTION PROCESS OF OUR CONSUMER RECEIVABLE PORTFOLIOS.

        We are dependent upon the efforts of our third party servicers, in particular, the law firm of Ragan & Ragan, P.C., to service and collect our consumer receivables. Any failure by our third party servicers to adequately perform collection services for us or remit such collections to us could materially reduce our revenues and our profitability. In addition, our revenues and profitability could be materially adversely affected if we are not able to secure replacement servicers and redirect payments from the debtors to our new servicers promptly if our agreements with our third-party servicers are terminated, our third-party servicers fail to adequately perform their obligations or if our relationships with such servicers adversely change. Until recently our sole servicer has been the law firm of Ragan & Ragan, P.C., the principals of which are W. Peter Ragan, Sr. and W. Peter Ragan, Jr. our Vice President and a director, and our Treasurer and Secretary, respectively.

IF WE ARE UNABLE TO ACCESS EXTERNAL SOURCES OF FINANCING, WE MAY NOT BE ABLE TO FUND AND GROW OUR OPERATIONS.

        We depend on loans from our credit facility and other external sources to fund and expand our operations. Our ability to grow our business is dependent on our access to additional financing and capital resources. The failure to obtain financing and capital as needed would limit our ability to purchase consumer receivable portfolios, interests in distressed real property and tax lien certificates and achieve our growth plans.

WE MAY INCUR SUBSTANTIAL DEBT FROM TIME TO TIME IN CONNECTION WITH OUR PURCHASE OF CONSUMER RECEIVABLE PORTFOLIOS WHICH COULD AFFECT OUR ABILITY TO OBTAIN ADDITIONAL FUNDS AND MAY INCREASE OUR VULNERABILITY TO ECONOMIC OR BUSINESS DOWNTURNS.

        We may incur substantial indebtedness from time to time in connection with the purchase of consumer receivable portfolios and would be subject to the risks associated with incurring such indebtedness, including:

        o we would be required to dedicate a portion of our cash flows from operations to pay debt service costs and, as a result, we would have less funds available for operations, future acquisitions of consumer receivable portfolios, and other purposes;

        o it may be more difficult and expensive to obtain additional funding through financings, if available at all;

        o we would be more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and

        o if we defaulted under our existing credit facility or if our lender demanded payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.

Our new loan and security agreement has a $12.5 million dollar credit line. Any indebtedness that we incur under such line of credit is secured by a pledge of all of our assets, including all of our portfolios of consumer receivables acquired for liquidation. If we default under the indebtedness secured by our assets, those assets would be available to the secured creditor to satisfy our obligations to the secured creditor. Any of these consequences could adversely affect our ability to acquire consumer receivable portfolios, interests in distressed real property and tax lien certificates, and operate our business.

In addition, our loan and security agreement contains certain restrictive covenants that may restrict our ability to operate our business. Furthermore, the failure to satisfy any of these covenants could:

        o       cause our indebtedness to become immediately payable;
        o       preclude us from further borrowings from these existing sources;
                and
        o prevent us from securing alternative sources of financing necessary to purchase consumer receivable portfolios, interests in distressed real property and tax lien certificates and to operate our business.

OUR COLLECTIONS ON UNSECURED CONSUMER RECEIVABLES MAY DECREASE IF BANKRUPTCY FILINGS INCREASE.

         During times of economic recession, the amount of defaulted receivables generally increases, which contributes to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings an obligor's assets are sold to repay credit originators, but since certain of the receivables we purchase are unsecured we often would not be able to collect on those receivables. We cannot assure you that our collection experience would not decline with an increase in bankruptcy filings. If our actual collection experience with respect to our unsecured receivable portfolios is significantly lower than we projected when we purchased the portfolios, our earnings could be negatively affected. We use estimates for recognizing revenue on a majority of our receivable portfolio investments and our earnings would be reduced if actual results are less than estimated.

WE MAY NOT BE SUCCESSFUL AT ACQUIRING RECEIVABLES OF NEW ASSET TYPES OR IMPLEMENTING A NEW PRICING STRUCTURE.

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

THE LOSS OF ANY OF OUR EXECUTIVE OFFICERS MAY ADVERSELY AFFECT OUR OPERATIONS AND OUR ABILITY TO SUCCESSFULLY ACQUIRE DISTRESSED ASSETS.

         Mr. John C. Kleinert, our President and Chief Executive Officer, Mr. W. Peter Ragan, Sr., our Vice President, Mr. W. Peter Ragan, Jr., our Treasurer and Secretary, and Mr. James J. Mastriani, our Chief Financial and Chief Legal Officer, are responsible for making substantially all management decisions, including determining which distressed assets to purchase, the purchase price and other material terms of such acquisitions. These decisions are instrumental to the success of our business. The loss of the services of Mr. Kleinert, Mr. Ragan, Sr., Mr. Ragan, Jr. or Mr. Mastriani could disrupt our operations and adversely affect our ability to successfully acquire consumer receivable portfolios, interests in distressed real property and tax lien certificates.

IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, OUR BUSINESS MAY NOT SUCCEED.

         We have experienced rapid growth over the past several years and intend to maintain our growth focus. However, our growth will place demands on our resources and we cannot be sure that we will be able to manage our growth effectively. Future internal growth will depend on a number of factors, including:

        o the effective and timely initiation and development of relationships with sellers of distressed assets and strategic partners;

        o       our ability to efficiently collect consumer receivables; and

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

OUR OPERATIONS COULD SUFFER FROM TELECOMMUNICATIONS OR TECHNOLOGY DOWNTIME, DISRUPTIONS OR INCREASED COSTS.

         Our success depends in part on sophisticated telecommunications and computer systems. The temporary loss of our computer and telecommunications systems, through casualty, operating malfunction or service provider failure, could disrupt our operations. In addition, we must record and process significant amounts of data quickly and accurately to properly bid on prospective acquisitions of consumer receivable portfolios and to access, maintain and expand the databases we use for our collection or monitoring activities. Any failure of our information systems and their backup systems would interrupt our operations. We may not have adequate backup arrangements for all of our operations and we may incur significant losses if an outage occurs. Any interruption in our operations could have an adverse effect on our results of operations and financial condition.

UNTIL RECENTLY ALL OF OUR CONSUMER RECEIVABLES HAVE BEEN FROM OBLIGORS IN ONE STATE AND WE FACE THE UNCERTAINTIES INHERENT IN ACQUIRING RECEIVABLES FROM OBLIGORS IN OTHER STATES.

         Historically, all of our consumer receivables have been from obligors in New Jersey. Accordingly, we have been dependent on the economic conditions in such state. Since December 2004, we have acquired consumer receivables from obligors in other states and we intend to continue to expand our operations geographically. Therefore, we face the uncertainties inherent in operating in states other than New Jersey, including lack of familiarity with local laws, identifying new servicers and obtaining and maintaining licenses in such states.

OUR INABILITY TO OBTAIN OR RENEW REQUIRED LICENSES COULD HAVE A MATERIAL ADVERSE EFFECT UPON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         We currently hold a number of licenses issued under applicable consumer credit laws. Certain of our current licenses and any licenses that we may be required to obtain in the future may be subject to periodic renewal provisions and/or other requirements. Our inability to renew such licenses or take any other required action with respect to such licenses could limit our ability to collect on some of our receivables and otherwise have a material adverse effect upon our results of operations and financial condition.

                      RISK FACTORS RELATING TO OUR INDUSTRY

GOVERNMENT REGULATIONS MAY LIMIT OUR ABILITY TO RECOVER AND ENFORCE THE COLLECTION OF OUR CONSUMER RECEIVABLES.

         Federal, state and municipal laws, rules, regulations and ordinances may limit our ability to recover and enforce our rights with respect to the consumer receivables acquired by us. These laws include, but are not limited to, the following Federal statutes and related regulations and comparable statutes in states where obligors reside and/or where creditors are located:

        o       the Fair Debt Collection Practices Act;

        o       the Federal Trade Commission Act;

        o       the Truth-In-Lending Act;

        o       the Fair Credit Billing Act;

        o       the Equal Credit Opportunity Act; and

        o       the Fair Credit Reporting Act.

        o       the Fair Foreclosure Act.

         We may be precluded from collecting consumer receivables we purchase where the creditor or other previous owner or servicer failed to comply with applicable law in originating or servicing such acquired receivables. Laws relating to the collection of consumer debt also directly apply to our business. Our failure to comply with any laws applicable to us, including state licensing laws, could limit our ability to recover on our receivables and could subject us to fines and penalties, which could reduce our earnings and result in a default under our loan arrangements.

         Additional laws may be enacted that could impose additional restrictions on the servicing and collection of consumer receivables. Such new laws may adversely affect the ability to collect on our receivables which could also adversely affect our revenues and earnings.

CLASS ACTION SUITS AND OTHER LITIGATION IN OUR INDUSTRY COULD DIVERT OUR MANAGEMENT'S ATTENTION FROM OPERATING OUR BUSINESS AND INCREASE OUR EXPENSES.

         Certain originators and servicers in the consumer credit industry have been subject to class actions and other litigation. Claims have included failure to comply with applicable laws and regulations and improper or deceptive origination and servicing practices. If we become a party to any such class action suit or other litigation, our results of operations and financial condition could be materially adversely affected.

                    RISK FACTORS RELATING TO OUR COMMON STOCK

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE AND CAUSE OUR STOCK PRICE TO DECLINE.

         Because of the nature of our business, our quarterly operating results may fluctuate, which may adversely affect the market price of our common stock. Our results may fluctuate as a result of any of the following:

        o the timing and amount of collections on our consumer receivable portfolios;

        o our inability to identify and acquire additional consumer receivable portfolios;

        o a decline in the estimated value of our consumer receivable portfolio recoveries;

        o the timing of sales of interests in distressed real property and redemption of tax lien certificates;

        o increases in operating expenses associated with the growth of our operations; and

        o       general and economic market conditions.

BECAUSE THREE SHAREHOLDERS OWN A LARGE PERCENTAGE OF OUR VOTING STOCK, OTHER SHAREHOLDERS' VOTING POWER MAY BE LIMITED.

         As of April 11, 2005, John C. Kleinert, W. Peter Ragan, Sr. and W. Peter Ragan, Jr., three of our executive officers and the former holders of all of the capital stock of STB, beneficially own or control approximately 86.9% (including shares issuable upon exercise of warrants owned by such shareholders) of our shares. If those shareholders act together, they will have the ability to control matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other shareholders may have little or no influence over matters submitted for shareholder approval. In addition, the ownership of such three shareholders could preclude any unsolicited acquisition of us and consequently materially adversely affect the price of our common stock. These shareholders may make decisions that are adverse to your interests.

OUR ORGANIZATIONAL DOCUMENTS AND DELAWARE LAW MAKE IT HARDER FOR US TO BE ACQUIRED WITHOUT THE CONSENT AND COOPERATION OF OUR BOARD OF DIRECTORS AND MANAGEMENT.

         Several provisions of our organizational documents and Delaware law may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price of our common stock. Under the terms of our certificate of incorporation, our board of directors has the authority, without further action by the shareholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of such shares. The ability to issue shares of preferred stock could tend to discourage takeover or acquisition proposals not supported by our current board of directors. In addition, we are subject to Section 203 of the Delaware General Corporation Law, which restricts business combinations with some shareholders once the shareholder acquires 15% or more of our common stock.

PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF OUR COMMON STOCK.

         The Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities.

         Investors should be aware that, according to the Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

        o control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

        o manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

        o "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

        o excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

        o the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

         Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our common stock.

THE ISSUANCE OF AUTHORIZED SHARES OF PREFERRED STOCK AND ADDITIONAL COMMON STOCK MAY RESULT IN DILUTION TO EXISTING SHAREHOLDERS, ADVERSELY AFFECT THE RIGHTS OF EXISTING SHAREHOLDERS AND DEPRESS THE PRICE OF OUR COMMON STOCK.

         We have 10,000,000 shares of authorized "blank check" preferred stock, the terms of which may be fixed by our board of directors. Although none of this preferred stock is issued and outstanding and we have no present plans to issue any preferred stock, our board of directors has the authority, without shareholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of the holders of such preferred stock. Depending on the rights, preferences and privileges granted when the preferred stock is issued, it may have the effect of delaying, deferring or preventing a change in control without further action by the shareholders, may discourage bids for our common stock at a premium over the market price of the common stock and may adversely affect the market price of and voting and other rights of the holders of our common stock.

         In addition to the preferred stock, we are authorized to issue 40,000,000 shares of our common stock. As of the date of this report, there were 15,927,462 shares of our common stock issued and outstanding. However, the total number of shares of common stock issued and outstanding does not include outstanding unexercised options or warrants exercisable for 4,074,260 of shares of common stock. As of the date of this report, we have reserved up to 4,074,260 shares of our common stock for issuance upon exercise of outstanding stock options and warrants. A total of 1,000,000 shares of common stock have been reserved under the Company's 2004 Equity Incentive Program. None of these shares have been issued.

         Under most circumstances, our board of directors has the right, without shareholder approval, to issue the authorized but unissued and nonreserved shares of our common stock. If all of these shares were issued, it would dilute the existing shareholders and may depress the price of our common stock.

         Exercise of the outstanding options and warrants will reduce the percentage of common stock held by the public shareholders. Further, the terms on which we could obtain additional capital during the life of the warrants may be adversely affected, and it should be expected that the holders of the warrants would exercise them at a time when we would be able to obtain equity capital on terms more favorable than those provided for by such warrants. As a result, any issuance of additional shares of common stock may cause our current shareholders to suffer significant dilution and depress the price of our common stock.

COMMON STOCK ELIGIBLE FOR FUTURE SALE MAY DEPRESS THE PRICE OF OUR COMMON STOCK IN THE MARKET.

         Of the 15,927,462 shares of common stock held by our present shareholders, 9,095,090 shares may be available for public sale by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Act, subject to certain limitations. In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed 1% of the then outstanding shares of common stock. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not our affiliate and who has satisfied a two-year holding period. The sale of such a large number of shares may cause the price of our common stock to decline.

THE LIMITED TRADING ACTIVITY IN OUR COMMON STOCK MAY CAUSE POSSIBLE VOLATILITY IN OUR STOCK PRICE.

         There has only been a limited public market for our securities and there can be no assurance that an active trading market in our securities will develop, and, if developed, maintained. The OTC Bulletin Board is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than The Nasdaq Stock Market, and quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for The Nasdaq Stock Market. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. The trading price of our common stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts' earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors. These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our common stock.

WE HAVE NEVER PAID DIVIDENDS ON OUR COMMON STOCK, AND WE DO NOT ANTICIPATE PAYING DIVIDENDS FOR THE FORESEEABLE FUTURE; THEREFORE, RETURNS ON YOUR INVESTMENT MAY ONLY BE REALIZED BY THE APPRECIATION IN VALUE OF OUR SECURITIES.

         We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We plan to retain any future earnings to finance growth. Because of this, investors may only realize a return on their investment if the value of our common stock appreciates.

         If we determine that we will pay dividends to the holders of our common stock, there is no assurance or guarantee that such dividends will be paid on a timely basis.

THE PRICE OF OUR COMMON STOCK HAS BEEN SUBJECT TO SIGNIFICANT FLUCTUATION AND THE PRICE OF OUR COMMON STOCK MAY BE VOLATILE WHICH MAY RESULT IN LITIGATION THAT COULD BE COSTLY AND DIVERT OUR RESOURCES.

         The trading price of our common stock in the past has been, and in the future may be, highly volatile. The trading price could be subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, announcements of technological innovations or new acquisitions by us or our competitors, changes in financial estimates by securities analysts or other events or factors. When the market price of a company's stock drops significantly, shareholders often institute securities class action lawsuits against that company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our common stock has traded on the Over-the-Counter Bulletin Board (OTC: BB) under the symbol "TLOP" since May 9, 2002 and since April 12, 2004 under the symbol "VCYA". The following table sets forth the reported high and low bid quotations of our common stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

        Period Ended                               High Bid   Low Bid
        ------------                               --------   -------


Fiscal Year Ended December 31, 2003

                First Quarter(1)(2)                  0.13      0.12
                Second Quarter(1)(2)                 0.12      0.11
                Third Quarter(1)(2)                  0.11      0.06
                Fourth Quarter(1)(2)                 0.06      0.06

Fiscal Year Ending December 31, 2004

                First Quarter(1)(2)                  0.32      0.06
                Second Quarter(1)                   $4.00     $1.56
                Third Quarter                       $3.15     $1.60
                Fourth Quarter                      $3.55     $1.50

Fiscal Year Ending December 31, 2005

                First Quarter                       $4.45     $2.10

(1) Prices adjusted retroactively to reflect 13 for 1 reverse split effected on April 8, 2004. These adjusted prices are not necessarily indicative of what the price might have been if such reverse split had occurred prior to April 12, 2004.

(2) On February 3, 2004, we acquired STB, Inc. in a merger. Prior to that date, we had virtually no active business operations.

        On April 11, 2005, the closing bid price of our common stock as reported on the OTC Bulletin Board was $2.50 per share.

HOLDERS OF RECORD

        As of April 11, 2005, there were approximately 248 holders of record of the our common stock and approximately 198 beneficial owners.

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

RECENT SALES OF UNREGISTERED SECURITIES

        During the period covered by this Report, we did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as previously included in a quarterly report on Form 10-QSB or a current report on Form 8-K.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The Company, previously known as Tele-Optics, Inc., was organized in the State of Delaware in December 1986. The Company was inactive until February 3, 2004, when the Company acquired STB, Inc., a New Jersey corporation. Since that acquisition, the Company has engaged in the business of acquiring, managing and servicing distressed assets consisting of consumer receivable portfolios, interests in distressed real estate and tax lien certificates. The business is carried on by the Company's three wholly owned subsidiaries: Velocity Investments, LLC, which invests in consumer debt purchased on the secondary market at a discount from face value and then liquidates these debt portfolios through legal collection means; J. Holder, Inc., which invests in distressed real property interests, namely, real property being sold at sheriff's foreclosure and judgment execution sales, defaulted mortgages, partial interests in real property and the acquisition of real property with clouded title; and VOM, LLC, which invests in New Jersey municipal tax liens with the focus on profit through legal collection and owned real estate opportunities presented by the current tax environment.

        Our consumer receivable portfolios are purchased at a discount from face or fair market value. Our interests in distressed real property are purchased following an extensive due diligence process concerning the legal status of each property and a market analysis of the value of the property or underlying property. Our tax lien certificates are purchase at a discount from par following a due diligence analysis similar to that performed in connection with the purchase of interests in distressed real property. Our profitability depends upon our ability to purchase and collect on a sufficient volume of our consumer receivables, the sale of our interests in distressed real property and the collection of taxes and accrued interest on our tax lien certificates to generate revenue that exceeds our cost.

Critical Accounting Policies

        Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the fair value of finance contract receivables and the reported amounts of revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to the recognition of revenue, future estimated cash flows and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We believe the following critical accounting policies affect the significant judgment and estimates used in the preparation of our consolidated financial statements.

    Purchased Receivable Portfolios and Revenue Recognition

        We purchase pools of consumer receivable portfolios at a substantial discount from their face amounts which are usually discounted from 75% to 99% and are recorded at our acquisition cost. In accordance with Practice Bulletin 6, revenue is recognized based on our anticipated cash collections and its estimated rate of return over the useful life of the pool. Revenue is recognized to the extent that collections exceed the estimated rate of return taken on the portfolio as a whole. Each pool's estimated useful life is different, but each pool is generally amortized over a period of between 48 and 60 months. As of December 30, 2004 and 2003, the Company had 15 and 5 pools, respectively, under the interest method of revenue recognition.

        We believe that the amounts and timing of cash collections for our purchased receivables can be reasonably estimated and, therefore, we utilize the interest method of accounting for our purchased receivables prescribed by Practice Bulletin 6. This belief is predicated on our historical results and our knowledge of the industry. Each static pool of receivables is statistically modeled to determine its projected cash flows based on historical cash collections for pools with similar characteristics. Practice Bulletin 6 requires that the accrual basis of accounting be used at the time the amount and timing of cash flows from an acquired portfolio can be reasonably estimated and collection is probable.

        Where the future cash collections of a portfolio cannot be reasonably estimated we use the cost recovery method as prescribed under Practice Bulletin
6. Under the cost recovery method, no revenue is recognized until we have fully collected the initial acquisition cost of the portfolio. We have no consumer receivable portfolios under the cost recovery method.

        Management does not believe that the fair value of consumer receivables differs materially from their book value. Therefore, no allowance has been applied to the consumer receivable portfolio balances at December 31, 2004 and 2003.

        An internal rate of return is established for each static pool of receivables based on the projected cash flows and applied to the balance of the static pool. The resulting revenue recognized is based on the internal rate of return applied to the remaining balance of each static pool of accounts. Each static pool is analyzed monthly to assess the actual performance compared to the expected performance. To the extent there are differences in actual performance versus expected performance, the internal rate of return is adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. Generally, these portfolios are expected to amortize over a five year period based on our estimated future cash flows. Historically, a majority of the cash we ultimately collect on a portfolio is received during the first 36 months after acquiring the portfolio, although additional amounts are collected over the remaining period. The estimated future cash flows of the portfolios are reevaluated quarterly.

        Application of Practice Bulletin 6 requires the use of estimates to calculate a projected internal rate of return for each pool. These estimates are based on historical cash collections. If future cash collections are materially different in amount or timing than projected cash collections, earnings could be affected either positively or negatively. Higher collection amounts or cash collections that occur sooner than projected cash collections will have a favorable impact on yield and revenues. Lower collection amounts or cash collections that occur later than projected cash collections will have an unfavorable impact on internal rate of return and revenues.

        In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3, "Accounting for Certain Loans of Debt Securities Acquired in a Transfer". Statement of Position 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through adjustment of internal rate of return while decreases in expected cash flows should be recognized as impairment. This treatment differs form our current guidance, Practice Bulletin 6.

        Under both the guidance of Practice Bulletin 6 and Statement of Position 03-3, when expected cash flows are higher than prior projections, the increase in expected cash flows results in an increase in the internal rate of return and therefore, the effect of the cash flow increase is recognized as increased revenue prospectively over the remaining life of the affected pool. However, when expected cash flows are lower than prior projections, Statement of Position 03-3 requires that the expected decrease be recognized as an impairment by decreasing the carrying value of the affected pool (rather than lower the internal rate of return) so that the pool will amortize over its expected life using the original internal rate of return. Under our current guidance (Practice Bulletin 6), a decrease in expected cash flows results in a reduction of the internal rate of return and therefore, the effect of the cash flow reduction is recognized as lower revenue prospectively over the remaining life of the affected pool.

        In January 2005, we adopted Statement of Policy 03-3. In accordance with such Statement of Policy, when expected cash flows are lower than originally projected, an immediate impairment will be recognized. However, under Statement of Policy 03-3 the internal rate of return is not lowered and therefore, more revenue will be recognized over the remaining life of the pool than would be recognized under Practice Bulletin 6. The amount of revenue recognized over the approximate 60 month life of each pool is identical under both Practice Bulletin 6 and Statement of Policy 03-3.

        Statement of Policy 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004 and should be applied prospectively to loans acquired on or before December 15, 2004 as it applies to decreases in expected cash flows. We do not anticipate any material changes in results of operations, expected cash flows or financial position under Statement of Position 03-3.

Stock Based Compensation

        We have adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" effective December 2002. SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results.


Results of Operations

        Comparison of the Fiscal Year Ended December 31, 2004 to the Fiscal Year Ended December 31, 2003.

        Revenues in the fiscal year ended December 31, 2004 were $4,356,189 as compared to $4,006,874 in the fiscal year ended December 31, 2003, representing an 8.7% increase. The increase in revenues was primarily attributable to an increase in collections on consumer receivables at our Velocity Investments subsidiary. Revenues from the sale of real property, the collection of consumer receivables and the collection of taxes and interest derived from tax lien certificates owned by the Company represented approximately 54%, 40% and 6%, respectively, during fiscal 2004 as compared to 85%, 7.5%, and 7.5% during fiscal 2003. The change in the mix of revenues on a comparative basis is indicative of an increase in operations at our Velocity Investments subsidiary and related increase in revenues from collection on unsecured consumer receivables.

        Comparison of the Fiscal Year Ended December 31, 2003 to the Fiscal Year Ended December 31, 2002.

        Revenues in the fiscal year ended December 31, 2003 were $4,006,874 as compared to $4,040,768 in the fiscal year ended December 31, 2002. The decrease in revenues is not viewed as material. Revenues from the sale of real property, the collection of consumer receivables and the collection of taxes and interest derived from tax lien certificates owned by the Company represented approximately 85%, 7.5% and 7.5%, respectively, during fiscal 2003 as compared to 96%, 0%, and 4% during fiscal 2002. Management does not believe that the mix of revenues on a comparative basis is necessarily indicative of any trend but, among other things, related to factors beyond the Company's control, such as maturity dates, court decisions and other similar events that affect the timing of revenue recognition.

Operating Expenses

        Comparison of the Fiscal Year Ended December 31, 2004 to the Fiscal Year Ended December 31, 2003.

        Total operating expenses for the fiscal year ended December 31, 2004 were $4,055,210 as compared to $3,711,349 during the fiscal year ended December 31, 2003, representing a 9.3% increase. The increase in total operating expenses was primarily attributable to increased professional fees incurred as a result of the Company's registration obligations as a reporting issuer that was offset by a decrease in sales commissions. General and administrative expenses increased in fiscal 2004 as a result of our increasing collection fees and lien searches for Velocity Investments and the commencement of payroll.

        Comparison of the Fiscal Year Ended December 31, 2003 to the Fiscal Year Ended December 31, 2002.

        Total operating expenses for the fiscal year ended December 31, 2003 were $3,711,349 as compared to $3,838,087 during the fiscal year ended December 31, 2002, representing a 3.3% decrease. The decrease in total operating expenses was primarily attributable to a decrease in sales commissions that was offset by an increase in general and administrative expenses and professional fees. General and administrative expenses increased in fiscal 2003 as a result of our increasing collection fees and lien searches for Velocity Investments.

Other Income (Expense)

        Comparison of the fiscal Year Ended December 31, 2004 to the Fiscal Year Ended December 31, 2003.

        Interest expense in the fiscal year ended December 31, 2004 was $338,525 as compared to $329,740 in the fiscal year ended December 2003, representing a 2.7% increase. The increase in interest expense was primarily attributable to increases in long term borrowings. During fiscal 2004, the Company recognized no other income as compared to other income of $67,450 in fiscal 2003, all of which was derived from other J. Holder operations.

        Comparison of the Fiscal Year Ended December 31, 2003 to the Fiscal Year Ended December 31, 2002.

        Interest expense in the fiscal year ended December 31, 2003 was $329,740 as compared to $265,025 in the fiscal year ended December 2002, representing a 24.4% increase. The increase in interest expense was primarily attributable to increases in long term borrowings, including the execution of a capital lease by Velocity Investments. During fiscal 2003, the Company recognized other income of $67,450 as compared to no other income in fiscal 2002, all of which was derived from other J. Holder operations.

Net Income (Loss)

        Comparison of the Fiscal Year Ended December 31, 2004 to the Fiscal Year Ended December 31, 2003.

        Net income for the fiscal year ended December 31, 2004 was $154,152 as compared to net income for the fiscal year ended December 31, 2003 of $30,668, representing a 403% increase. The increase in net income is primarily attributable to an increase in revenue from operations at Velocity Investments, our consumer receivables subsidiary.


        Comparison of the Fiscal Year Ended December 31, 2003 to the Fiscal Year Ended December 31, 2002.

        Net income for the fiscal year ended December 31, 2003 was $30,668 as compared to a net loss for the fiscal year ended December 31, 2002 of $62,344. The increase in net income is primarily attributable to new operations at Velocity Investments which were not present in fiscal 2002.

Liquidity and Capital Resources

        At December 31, 2004, the Company had $1,423,123 in cash and cash equivalents and trade accounts payable in the amount of $1,937. Management believes that such funds, together with the revenues expected to be generated from operations and its recent line of credit will be sufficient to finance operations for the foreseeable future.

        In order to expand operations by, among other things, purchasing additional portfolios of receivables, the Company has been seeking to raise additional capital by way of the sale of equity securities and obtaining a bank line of credit. From October 2004 through January 3, 2005, the Company raised an aggregate of $3,363,529.50 (approximately $3,100,000 after deducting expenses and commissions associated with the sale) of additional equity capital by the sale of 2,242,353 units of its securities in private placement. Each unit is comprised of one share of our common stock and a warrant to purchase one-fifth of a share of our common stock for $2.50 per share exercisable for a period of five years.

        On January 27, 2005, our wholly owned subsidiary, Velocity Investments, LLC, entered into a Loan and Security Agreement with Wells Fargo Foothill, Inc., a California corporation, in which Wells Fargo Foothill agreed to provide Velocity Investments with a two year $12,500,000 senior credit facility to finance the acquisition of individual pools of unsecured consumer receivables that are approved by Wells Fargo Foothill under specific eligibility criteria set forth in the Loan and Security Agreement.

        Simultaneous with the Loan and Security Agreement, the following agreements were also entered into with Wells Fargo Foothill: a Continuing Guaranty, in which we unconditionally and irrevocably guaranteed Velocity's obligations under the Loan and Security Agreement; a Security and Pledge Agreement, in which we pledged all of our assets to secure the credit facility, including, but not limited to, all of our stock ownership of J. Holder, Inc. and all our membership interests in Velocity Investments and VOM, LLC; and a Subordination Agreement, in which all sums owing to the Company by Velocity as an intercompany payable for advances or loans made or property transferred to Velocity will be subordinated to the credit facility to the extend that such sums, when added to Velocity Investment's membership interest in the parent does not exceed $3,250,000. In addition, three of our executive officers, John C. Kleinert, W. Peter Ragan, Sr. and W. Peter Ragan, Jr., provided joint and several limited guarantees of Velocity Investment's obligations under the Loan and Security Agreement.

        In the Loan and Security Agreement, Wells Fargo Foothill has agreed to advance to Velocity Investments up to $12,500,000 to be used to finance up to 60% of the purchase price of individual pools of unsecured consumer receivables that are approved by Wells Fargo Foothill under specific eligibility criteria set forth in the Loan and Security Agreement. The interest rate on the loan is 3.50% above the prime rate of Wells Fargo Bank, N.A. The maturity date of the facility is January 27, 2008.

        Use of the senior credit facility is subject to Velocity Investments complying with certain restrictive covenants under the Loan and Security Agreement, including but not limited to: a restriction on incurring additional indebtedness or liens; a change of control of Velocity Investments; a restriction on entering into transactions with affiliates outside the course of Velocity Investment's ordinary business; and a restriction on making payments to the Company in compliance with the Subordination Agreement. In addition, Velocity Investments has agreed to maintain certain ratios with respect to outstanding advances on the credit facility against the estimated remaining return value on Wells Fargo Foothill financed portfolios, and, until Velocity Investment's member's equity equals or exceeds $3,250,000, Velocity Investments has agreed to maintain at least $3,250,000 in member's equity and subordinated debt. We have also agreed to maintain at least $6,000,000 in stockholder's equity and subordinated debt for the duration of the facility.

Trends

        As a result of the Company's recent line of credit, the Company anticipates it will incur significant increases in interest expense offset, over time, by expected increased revenues from consumer receivable portfolios purchased utilizing funds under such line of credit. No assurance can be given that the expected revenues from such purchased portfolios will exceed the additional interest expense. The Company is not presently aware of any other known trends that may have a material impact on its revenues. The Company does not believe that the recent increases in interest rates, and the anticipated continuing gradual increases in interest rates, has had or will have a material adverse affect upon the Company's business.

ITEM 7.     FINANCIAL STATEMENTS

        Our financial statements listed on the Index to the Financial Statements are included beginning at F-1 following Item 14 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On July 21, 2003, the Company's principal accountant, Grassano Accounting, P.A. resigned and the Company appointed Robert C. Seiwell, Jr. CPA, as its principal accountant. The report of Grassano Accounting, P.A. on the Company's financial statements for the fiscal year ended December 31, 2002, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except for a going concern uncertainty.

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

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

INFORMATION CONCERNING EXECUTIVE OFFICERS AND DIRECTORS

EXECUTIVE OFFICERS

Our executive officers are identified in the table below.

----------------------------------------------------------------------------------------------------------
                                     YEAR BECAME AN
           NAME             AGE     EXECUTIVE OFFICER                    POSITIONS
           ----             ---     -----------------                    ---------
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
     John C. Kleinert        46           2004          President, Chief Executive Officer(1)
----------------------------------------------------------------------------------------------------------
    James J. Mastriani       34           2004          Chief Financial Officer
----------------------------------------------------------------------------------------------------------
    W. Peter Ragan, Sr.      58           2004          Vice President(1)
----------------------------------------------------------------------------------------------------------
    W. Peter Ragan, Jr.      34           2004          Treasurer, Secretary and Chief Financial Officer
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
(1)  Such person is also a member of our board of directors.

----------------------------------------------------------------------------------------------------------

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

        JOHN C. KLEINERT earned a Bachelor of Science degree in Chemical Engineering from Princeton University in 1981. In 1982 Mr. Kleinert was hired by Goldman Sachs in New York and from 1982-1990 he traded various municipal products and was appointed head of the Municipal Trading Desk in 1991. In 1994 Mr. Kleinert was elected a general partner of the firm and served in that capacity until the end of 1997 when he retired and became a limited partner. Since retiring from Goldman Sachs and prior to his full time employment by us as president and chief executive officer, Mr. Kleinert pursued several business ventures, including managing a trading operation, JCK Investments, which invests in equities, bonds, commodities and options. He is also a co-founder or our company.

        JAMES J. MASTRIANI earned a Bachelor of Arts degree in 1992 from Georgetown University and earned his juris doctorate from the Seton Hall University School of Law in 1997. After graduating from law school, Mr. Mastriani was in-house counsel for SBC Warburg Dillon Read Inc., providing legal advice and transactional support to the broker-dealer subsidiary of Swiss Bank Corporation. From 1998 to 2004, Mr. Mastriani practiced at the New York office of international law firm Skadden, Arps, Slate, Meagher and Flom LLP, where he was responsible for providing legal and regulatory advice to clients in the financial services and consumer finance industries.

        W. PETER RAGAN, SR. received a Bachelor of Science in Marketing from LaSalle University in 1968 and earned his law degree from the Seton Hall University School of Law in 1974. Since his graduation he has practiced primarily in the area of creditor's rights. Mr. Ragan practiced with the firm of Schaefer and Crawford in Ocean Township, New Jersey, from 1974 to 1979 where he specialized in municipal law and creditor's rights. From 1979 through May of 1998, Mr. Ragan was a principal of Blankenhorn & Ragan, P.C., and its predecessor partnership. In May of 1998, the firm of Ragan & Ragan, P.C. was created where Mr. Ragan is presently senior partner and continues with his focus upon creditor's rights. Mr. Ragan has been a member of the New Jersey State Bar since 1974 and is also admitted to practice before the United States District Court for the District of New Jersey, United States Third Circuit Court of Appeals and the United States Supreme Court. Mr. Ragan is also a co-founder of our company.

        W. PETER RAGAN, JR. earned a Bachelor of Science in Management and Marketing from Manhattan College 1992 and graduated, cum laude, from the Seton Hall University School of Law in May of 1996. In 2001, Mr. Ragan received a Masters Degree in Business Administration from Monmouth University. After Mr. Ragan's graduation from Seton Hall he was employed by Blankenhorn & Ragan, PC as a litigation associate. He has handled cases involving creditor's rights, collection and bankruptcy litigation practice. In May of 1998, Mr. Ragan became a partner in the firm Ragan & Ragan, P.C. and now manages Ragan & Ragan, P.C.'s volume collection practice. Mr. Ragan is a member of the New York and New Jersey State Bars and is also admitted to practice before the United States District of New Jersey, the United States District Court for the Southern District of New York, and the United States Third Circuit Court of Appeals. Mr. Ragan is also a co-founder of our company.

BOARD OF DIRECTORS

Our board of directors are identified in the table below.

--------------------------------------------------------------------------------
                                       YEAR BECAME A
          NAME               AGE         DIRECTOR           BACKGROUND
          ----               ---         --------           ----------
--------------------------------------------------------------------------------
    John C. Kleinert          46           2004             Co-Founder
--------------------------------------------------------------------------------
   W. Peter Ragan, Sr.        58           2004             Co-Founder
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

        (b) None of our directors received any additional compensation for his services as a director.

        (c) We expect to expand our board of directors in 2005 by adding up to three independent directors.

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

ITEM 10.    EXECUTIVE COMPENSATION

COMPENSATION

         On January 1, 2004, we entered into an employment contract with John C. Kleinert. We agreed to employ Mr. Kleinert as our President for a period of two years at an annual salary of $100,000. On the same date, our wholly owned subsidiary, J. Holder, Inc., entered into an employment contract with Mr. Kleinert in which it agreed to employ Mr. Kleinert as its President for a period of two years at an annual salary of $50,000. No salary was paid or accrued under either employment contract until September 1, 2004, when each contract was amended to provide for the commencement of payment. Mr. Kleinert devotes all of his business time to our affairs and those of J. Holder as provided under his employment contracts.

         On January 1, 2004, our wholly owned subsidiary, VOM, LLC, entered into an employment contract with W. Peter Ragan, Sr. in which it agreed to employ Mr. Ragan, Sr. as its President for a period of two years at an annual salary of $50,000. No salary was paid or accrued under such employment contract until September 1, 2004, when such contract was amended to provide for the commencement of payment. Mr. Ragan, Sr. devotes approximately 50% of his business time to the affairs of VOM in accordance with the terms of his employment contract.

         On January 1, 2004, our wholly owned subsidiary, Velocity Investments, LLC, entered into an employment contract with W. Peter Ragan, Jr. in which it agreed to employ Mr. Ragan, Jr. as its President for a period of two years at an annual salary of $50,000. No salary was paid or accrued under such employment contract until September 1, 2004, when such contract was amended to provide for the commencement of payment. Mr. Ragan, Jr. devotes approximately 50% of his business time to the affairs of Velocity Investments in accordance with the terms of his employment contract

         On September 8, 2004, we entered into an employment contract with James
J. Mastriani in which we agreed to employ Mr. Mastriani as our Chief Financial Officer and our Chief Legal Officer for a period of three years ending September 1, 2007 at an annual base salary of not less than $150,000, with annual increases and annual bonuses determined at the discretion of our board of directors and calculated in same manner as other executives. Additionally, we agreed to grant Mr. Mastriani equity securities pursuant to our 2004 Equity Incentive Program. The amount, type and terms of the equity securities to be granted to Mr. Mastriani will be determined by our board of directors and Mr. Mastriani. Mr. Mastriani devotes all of his business time to our affairs as provided under his employment contract.

         Our board of directors presently consists of two of our executive officers. We are not currently providing any compensation to such members for serving in such capacity. During 2005, we anticipate adding independent directors at which time we will consider compensating the independent members.

Compensation Pursuant to Plans

         As of December 31, 2003, we had not adopted an equity compensation plan. In March 2004, we approved the 2004 Equity Incentive Program. Such Program provides for the grant of incentive stock options, nonqualified stock options, restricted stock grants, including, but not limited to, unrestricted stock grants, as approved by the Board or a committee of the board. Incentive stock options granted under the Program are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. Nonqualified stock options granted under the Program are intended not to qualify as incentive stock options under the Internal Revenue Code.

         The total number of shares of the Company's common stock that may be issued under the Program upon the exercise of all option granted under the Program or the satisfaction by all recipients of all conditions necessary for the receipt of restricted stock awards and/or unrestricted stock awards may not exceed 13,000,000, of which 6,500,000 shares shall be available for issuance under incentive stock options and 6,500,000 shares hall be available for issuance under nonqualified stock options, restricted stock awards and/or unrestricted stock awards. No awards have been made under the Program as of the date of this prospectus.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information available to us, as of April 11, 2005 with respect to the beneficial ownership of the outstanding shares of common stock by (i) any holder of more than five percent (5%) of the outstanding shares; (ii) our officers and directors; and (iii) our officers and directors as a group:

                                                     SHARES OF COMMON STOCK         PERCENTAGE (%) OF COMMON
    NAME AND ADDRESS OF BENEFICIAL OWNER(1)                  OWNED                          STOCK(2)
    ---------------------------------------                  -----                          --------
John C. Kleinert(3)(6)                                     9,255,323                             58.1
James J. Mastriani(5)                                              0                               --
W. Peter Ragan, Sr.(4)(5)                                  2,343,652                             14.4
W. Peter Ragan, Jr.(4)(5)                                  2,343,652                             14.4
All officers and directors as a group (four               13,842,627                             86.9
persons)

(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (1) to Item 403 (b) of Regulation S-B of the Securities Exchange Act of 1934.
(2) Percentages are approximate and exclude shares issuable upon outstanding warrants and options.
(3) The business address of Mr. Kleinert is 48 Franklin Turnpike, 3rd Fl, Ramsey, NJ.
(4) Includes 309,250 shares of common stock issuable upon the exercise of warrants issued to each of Mr. Ragan Sr. and Mr. Ragan Jr. in connection with the merger with STB.
(5) The business address of the stockholder, director or officer, as the case may be, noted above is 3100 Rt. 138, Wall, NJ.
(6) Includes 1,718,500 shares of common stock issuable upon the exercise of warrants issued to Mr. Kleinert in connection with the merger with STB.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Except as set forth below, no transactions have occurred since the beginning of the Company's last fiscal year or are proposed with respect to which a director, executive officer, security holder owning of record or beneficially more than 5% of any class of the Company's securities or any member of the immediate families of the foregoing persons had or will have a direct or indirect material interest:

        1. As a result of the merger with STB, the Company's business office at 3100 Route 138 West, Wall, New Jersey 07719 is leased for a two year period from a company owned by Messrs. Ragan and has an annual lease payment of $9,000.

        2. In August 2004, effective as of June 30, 2004, we issued an aggregate of 4,084,724 shares of our common stock to three holders of $3,676,252 of the Company's indebtedness, including the Company's Chief Executive Officer, John C. Kleinert, in exchange for the cancellation thereof on the basis of one share per $.90 of indebtedness.

        3. We engage Ragan & Ragan, P.C. to pursue legal collection of our receivable portfolios, interests in distressed real property and tax lien certificates. Both Messrs. Ragan, Sr. and Ragan, Jr. are partners of Ragan & Ragan, P.C. The fee arrangements and retainer agreements between our subsidiaries and Ragan & Ragan, P.C. have been reviewed and approved by all of the members of a committee appointed by our board of directors other than Mr. Ragan, Sr. who abstained. John C. Kleinert and James J. Mastriani comprised the committee. During fiscal year 2004, our subsidiary, Velocity Investments, paid Ragan & Ragan, P.C. an aggregate of $554,770, our subsidiary, J.Holder, paid Ragan & Ragan, P.C. an aggregate of $71,689 and our subsidiary, VOM, paid Ragan & Ragan, P.C. an aggregate of $6,625.

         It is the Company's policy, with respect to insider transactions, that all transactions between the Company, its officers, directors and principal stockholders and their affiliates be on terms no less favorable to the Company than could be obtained from an unrelated third parties in arms-length transactions, and that all such transactions shall be approved by a majority of the disinterested members of the board of directors. The Company believes that the transactions described above comply with such policy.

         Except for the relationship of W. Peter Ragan, Sr. and W. Peter Ragan, Jr. who are father and son none of our officers and directors are related.

                                     PART IV
                                     -------

ITEM 13.        EXHIBITS, LIST AND REPORTS ON FORM 8-K

        (a)    Exhibits

Exhibit
Number      Title                                                                   Reference
2.1         Agreement and Plan of Merger dated as of February 3, 2004, by and       A*
            among Tele-Optics, Inc., TLOP Acquisition Company, L.L.C., STB, Inc.,
            John C. Kleinert, W. Peter Ragan, Sr. and W. Peter Ragan, Jr.
3.1(2)      Certificate of Incorporation                                            B*
3.1(3)      Amendment to Certificate of Incorporation                               C*
3.2(2)      By-laws, as currently in effect                                         B*
4.1         Specimen Common Stock Certificate                                       Attached
4.2         Form of Subscription Agreement                                          D*
4.3         Loan and Security Agreement, dated as of January 27, 2005, by and       E*
            between Velocity Investments, LLC and Wells Fargo Foothill, Inc.
4.4         General Continuing Guaranty, dated January 27,2005, executed by         E*
            Registrant in favor of Wells Fargo Foothill, Inc.
4.5         Security and Pledge Agreement, dated as of January 27, 2005, by and     E*
            between Registrant and Wells Fargo Foothill, Inc.
4.6         Subordination Agreement, dated as of January 27, 2005, by and between   E*
            Registrant and Wells Fargo Foothill, Inc.
10.1        Business Advisory Agreement, dated as of February 5, 2004, by and       F*
            between Lomond International, Inc. and Registrant
10.2        Employment Contract, dated as of September 8, 2004, by and between      G*
            Registrant and James J. Mastriani
10.3        Independent Consulting Agreement, dated December 16, 2004, between      H*
            Registrant and The Del Mar Consulting Group, Inc.
10.4        Non-qualified Stock Option Agreement, dated December 16, 2004, between  H*
            Registrant and The Del Mar Consulting Group, Inc.
10.5        Employment Agreement, dated as of January 1, 2004, between John C.      I*
            Kleinert and STB, Inc. (n/k/a Velocity Asset Management, Inc.)
10.6        Addendum, dated September 1, 2004, to Employment Agreement, dated as    I*
            of January 1, 2004, between John C. Kleinert and Registrant
10.7        Employment Agreement, dated as of January 1, 2004, between John C.      I*
            Kleinert and J. Holder, Inc.
10.8        Addendum, dated September 1, 2004, to Employment Agreement, dated as    I*
            of January 1, 2004, between John C. Kleinert and J. Holder, Inc.
10.9        Employment Agreement, dated as of January 1, 2004, between Velocity     I*
            Investments, LLC and W. Peter Ragan, Jr.
10.10       Addendum, dated September 1, 2004, to Employment Agreement, dated as    I*
            of January 1, 2004, between W. Peter Ragan, Jr. and Velocity
            Investments, LLC
10.11       Employment Agreement, dated as of January 1, 2004, between VOM, LLC     I*
            and W. Peter Ragan, Sr.
10.12       Addendum, dated September 1, 2004, to Employment Agreement, dated as    I*
            of January 1, 2004, between W. Peter Ragan, Sr. and VOM, LLC
10.13       Retainer Agreement, dated as of January 1, 2005, between Ragan &        I*
            Ragan, P.C. and Velocity Investments, LLC
10.14       Retainer Agreement, dated as of January 1, 2005, between Ragan &        I*
            Ragan, P.C. and VOM, LLC
10.15       Retainer Agreement, dated as of January 1, 2005, between Ragan &        I*
            Ragan, P.C. and J. Holder, Inc.


10.16       Form of Legal Collection Agreement                                      I*
16.1        Letter of Robert C. Seiwell, Jr. CPA                                    J*
23.1        Consent of Cowan, Gunteski & Co. P.A.                                   Attached
31.1        Certification of the Chief Executive Officer pursuant to Section 302    Attached
            of the Sarbanes-Oxley Act of 2002
31.2        Certification of the Chief Financial Officer pursuant to Section 302    Attached
            of the Sarbanes-Oxley Act of 2002
32.1        Certification of the Chief Executive Officer pursuant to 18 U.S.C.      Attached
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002
32.2        Certification of the Chief Financial Officer pursuant to 18 U.S.C.      Attached
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002

------------------------------

A Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2004.
B Incorporated by reference to Registrant's Registration Statement on Form S-18 (File No. 33.13609A) filed with the Securities and Exchange Commission.
C Incorporated by reference to Registrant's Definitive Information Statement filed with the Securities and Exchange Commission on March 19, 2004.
D Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2004.
E Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2005.
F Incorporated by reference to Schedule 13D filed by Lomond International, Inc. with the Securities and Exchange
G Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2004.
H Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2005.
I Filed as part of Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-122062, filed with the Securities Exchange Commission on March 16, 2005.
J Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2004.

* In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.


        b)     Reports on Form 8-K

               (1) On October 7, 2004, Registrant filed a Current Report on Form
                   8-K reporting the entry into material definitive agreements and the unregistered sales of equity securities in connection with a private placement effected by the Registrant.
               (2) On January 5, 2005, Registrant filed a Current Report on Form
                   8-K reporting the entry into material definitive agreements and the unregistered sales of equity securities in connection with a private placement and a consulting agreement.
               (3) On February 2, 2005, Registrant filed a Current Report on
                   Form 8-K reporting the entry into material definitive
                   agreements in connection with a line of credit.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

        (a) Audit Fees

        The aggregate fees billed for each of fiscal 2004 and fiscal 2003 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $67,691.50 and $11,000, respectively.

        (b) Audit-Related Fees

        No fees were billed in each of fiscal 2004 and fiscal 2003 for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of the Company's financial statements.

        (c) Tax Fees

        No fees were billed in fiscal 2004 or fiscal 2003 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

        (d) All Other Fees

        No fees were billed in each of fiscal 2004 and fiscal 2003 for products and services provided by the principal accountant.

        (e) The Company did not have an audit committee during fiscal 2004 or fiscal 2003.


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

Dated:    April 13, 2005
                               VELOCITY ASSET MANAGEMENT, INC.

                               By: /s/ JOHN C. KLEINERT
                                   ---------------------------------------------
                                   Name:   John C. Kleinert
                                   Title:  President and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

--------------------------------------------------------------------------------
SIGNATURE                         TITLE                           DATE
---------                         -----                           ----
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
/s/ JOHN C. KLEINERT              President, Chief Executive      April 13, 2005
-------------------------------   Officer and Director
    John C. Kleinert
--------------------------------------------------------------------------------
/s/ PETER RAGAN SR.               Vice President and Director     April 13, 2005
-------------------------------
    W. Peter Ragan, Sr.
--------------------------------------------------------------------------------
/s/ W. PETER RAGAN, JR.           Treasurer and Secretary         April 13, 2005
-------------------------------
    W. Peter Ragan, Jr.
--------------------------------------------------------------------------------
/s/ JAMES J. MASTRIANI            Chief Financial Officer         April 13, 2005
-------------------------------   and Chief Legal Officer
    James J. Mastriani
--------------------------------------------------------------------------------

                         VELOCITY ASSET MANAGEMENT, INC.
                          (formerly Tele-Optics, Inc.)

                              FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

                                    CONTENTS

                                                                          Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                   F-1

FINANCIAL STATEMENTS

   Condensed Consolidated Balance Sheets                                  F-2

   Condensed Consolidated Statements of Income (Loss)                     F-4

   Condensed Consolidated Statements of Retained Earnings (Deficit)       F-5

   Condensed Consolidated Statements of Cash Flows                        F-6

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS              F-7 - F-22

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------



To the Board of Directors and Stockholders of Velocity Asset Management, Inc. and Subsidiaries
Ramsey, New Jersey

We have audited the accompanying condensed consolidated balance sheets of Velocity Asset Management, Inc. and subsidiaries, as of December 31, 2004 and 2003 and the related condensed consolidated statements of income (loss), condensed consolidated statements of retained earnings (deficit) and condensed consolidated statements of cash flows for Velocity Asset Management, Inc. and subsidiaries for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The condensed consolidated financial statements of Velocity Asset Management, Inc. and subsidiaries for the year ended December 31, 2002, were audited by other auditors whose report dated July 11, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Velocity Asset Management, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America



/s/ COWAN, GUNTESKI & CO., P.A.


Toms River, New Jersey
April 12, 2005

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                          ASSETS                                             December 31,   December 31,
                                                                                 2004           2003 *
                                                                             ------------   ------------
CURRENT ASSETS
   Cash and Cash Equivalents                                                 $  1,423,123   $    540,427
   Accounts Receivable                                                            815,251        207,971
   Property Inventory Owned                                                     2,150,860      1,139,670
   Deposits on Properties                                                         120,000        127,500
   Tax Certificates Held and Accrued Interest Receivable, net of discounts        702,117      1,009,073
   Finance Receivables                                                          3,237,852      1,767,166
                                                                             ------------   ------------

      Total Current Assets                                                      8,449,203      4,791,807
                                                                             ------------   ------------

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation                                                                     47,198             --
                                                                             ------------   ------------

OTHER ASSETS
   Deferred Income Tax Asset - Non-Current                                        221,500             --
   Other Asset                                                                     75,000             --
                                                                             ------------   ------------

      Total Other Assets                                                          296,500             --
                                                                             ------------   ------------

      Total Assets                                                           $  8,792,901   $  4,791,807
                                                                             ============   ============

* Issued as an audited consolidated balance sheet of STB, Inc. prior to the reverse acquisition of Tele-Optics, Inc.


            See Accompanying Notes and Independent Registered Public
                            Accounting Firm's Report

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           December 31,    December 31,
                                                                    2004            2003 *
                                                                ------------    ------------
CURRENT LIABILITIES
   Accrued Expenses                                             $      1,937    $    191,622
   Short-Term Borrowings Under Line of Credit                             --         705,477
   Current Portion of Long-Term Debt                                 250,000       2,306,036
   Income Taxes Payable                                               13,550           2,567
   Deferred Income Tax Liability - Current                            11,800              --
   Current Portion of Obligation Under Capital Lease                 709,157         436,752
                                                                ------------    ------------

      Total Current Liabilities                                      986,444       3,642,454
                                                                ------------    ------------

LONG-TERM LIABILITIES
  Obligation Under Capital Lease, less current portion                    --         742,413
  Long-Term Debt, less current portion                                    --         499,020
                                                                ------------    ------------

      Total Long-Term Liabilities                                         --       1,241,433
                                                                ------------    ------------

      Total Liabilities                                              986,444       4,883,887
                                                                ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common Stock, $0.001 par value, 40,000,000 shares Authorized,
     15,794,348 and 13,005,000 shares Issued and Outstanding,
     respectively                                                     15,795          13,005
   Additional Paid In Capital                                      7,820,826              --
   Retained Deficit                                                  (30,164)       (105,085)
                                                                ------------    ------------

   Total Stockholders' Equity (Deficit)                            7,806,457         (92,080)
                                                                ------------    ------------

      Total Liabilities and Stockholders' Equity (Deficit)      $  8,792,901    $  4,791,807
                                                                ============    ============

* Issued as an audited consolidated balance sheet of STB, Inc. prior to the reverse acquisition of Tele-Optics, Inc.


            See Accompanying Notes and Independent Registered Public
                            Accounting Firm's Report

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                              For the Year Ended December 31,
                                                      --------------------------------------------
                                                          2004            2003*           2002**
                                                      ------------    ------------    ------------
REVENUES
  Sale of Real Property                               $  2,369,564    $  3,399,164    $  3,862,993
  Collections on Consumer Receivables                    1,726,356         297,360
  Interest Income - Tax Certificates Held and Other        260,269         310,350         177,775
                                                      ------------    ------------    ------------

      Total Revenues                                     4,356,189       4,006,874       4,040,768
                                                      ------------    ------------    ------------

OPERATING EXPENSES
  Cost of Real Property                                  2,278,592       3,100,290       3,403,534
  Consulting Fees                                          416,287         117,992         132,982
  Professional Fees                                      1,006,337         341,320         261,440
  General and Administrative Expenses                      353,994         151,747          40,131
                                                      ------------    ------------    ------------

      Total Operating Expenses                           4,055,210       3,711,349       3,838,087
                                                      ------------    ------------    ------------

      Income from Operations                               300,979         295,525         202,681
                                                      ------------    ------------    ------------

OTHER INCOME (EXPENSE)
   Interest Expense                                       (338,525)       (329,740)       (265,025)
   Other Income                                                 --          67,450              --
                                                      ------------    ------------    ------------

       Total Other Income (Expense)                       (338,525)       (262,290)       (265,025)
                                                      ------------    ------------    ------------

Income (Loss) Before Tax Provision                         (37,546)         33,235         (62,344)

Provision for Income Taxes                                (191,698)          2,567              --
                                                      ------------    ------------    ------------

Net Income (Loss)                                     $    154,152    $     30,668    $    (62,344)
                                                      ============    ============    ============


Weighted Average Common Shares - Basic                  27,047,005      13,005,000      13,005,000
                                                      ============    ============    ============

Net Income (Loss) per Common Share - Basic            $       0.01    $       0.00    $      (0.00)
                                                      ============    ============    ============

Weighted Average Common Shares - Diluted                36,451,266      13,005,000      13,005,000
                                                      ============    ============    ============

Net Income (Loss) per Common Share - Diluted          $       0.00    $       0.00    $      (0.00)
                                                      ============    ============    ============

* Issued as an audited consolidated statement of income of STB, Inc. prior to the reverse acquisition of Tele-Optics, Inc.

** Issued as an audited combined statement of income (loss) of J.Holder, Inc.
   and VOM, LLC prior to the reverse acquisition of Tele-Optics, Inc.


            See Accompanying Notes and Independent Registered Public
                            Accounting Firm's Report

          Velocity Asset Management, Inc. (Formerly Tele-Optics, Inc.)

        CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)
                        December 31, 2004, 2003 and 2002

                                                              Common Stock                                                Total
                                                       ----------------------------     Additional      Retained       Stockholders'
                                                        Number of                        Paid in        Earnings          Equity
                                                         Shares         Par Value        Capital        (Deficit)        (Deficit)
                                                       ------------    ------------    ------------    ------------    ------------
**BALANCES, January 1, 2002                                     100    $        100    $        900    $    (63,404)   $    (62,404)

Retroactive Restatement of Stockholders' Equity
   Prior to Merger for Recapitalization
   (See Note 11)                                         13,004,900          12,905            (900)        (12,005)             --

Member Contribution                                              --              --              --           3,000           3,000

Net Loss                                                         --              --              --         (62,344)        (62,344)
                                                       ------------    ------------    ------------    ------------    ------------

**BALANCES, December 31, 2002                            13,005,000          13,005              --        (134,753)       (121,748)

Member Withdrawal                                                --              --              --          (1,000)         (1,000)

Net Income                                                       --              --              --          30,668          30,668
                                                       ------------    ------------    ------------    ------------    ------------

*BALANCES, December 31, 2003                             13,005,000          13,005              --        (105,085)        (92,080)

February 3, 2004 - Reverse Acquisition:
---------------------------------------
   Issuance of Stock Pursuant to the Reverse
   Acquisition (See Note 12)                             79,682,500          79,683              --              --          79,683

   Net Income of Subsidiary (i.e. Tele-Optics, Inc.)
   through February 3, 2004 (Date of Acquisition) and
   the prior years' accumulated deficit                          --              --          90,499         (79,231)         11,268

   Sale of Stock Pursuant to the Private Placement
   (See Note 12)                                          7,312,500           7,312         492,688              --         500,000

April 8, 2004 - Reverse Stock Split:
------------------------------------
   Issuance of Stock Pursuant to Right to Receive
   Clause                                                23,505,000          23,505              --              --          23,505

   Reverse Stock Split (13:1) (See Note 13)            (114,004,379)       (114,004)             --              --        (114,004)

August 12, 2004 - Debt Conversion for Stock
(See Note 16)                                             4,084,724           4,085       3,672,167              --       3,676,252

Private Offering of up to 3,500,000 units. Each
unit is comprised of one share of common stock
and a warrant to purchase one-fifth of one share
of common stock for $2.50 per share within the
next five years:
   October 4, 2004 - First Tranche Closing                  620,333             620         929,880              --         930,500
   December 22, 2004 - Second Tranche Closing               928,503             929       1,391,826              --       1,392,755
   December 31, 2004 - Third Tranche Closing                560,167             560         839,690              --         840,250

December 16, 2004 - Commencement Bonus - Issued
to a Consultant with a non-qualified option to
purchase 250,000 additional shares of common stock
for $2.50 per share within the next five years              100,000             100         149,900              --         150,000

December 28, 2004 - Issuance of warrants for
services rendered by two unrelated corporations
pursuant to a business advisory agreement dated
January 30, 2004 and an independent consulting
agreement dated December 16, 2004  (See Note 15)                 --              --         254,176              --         254,176

Net Income                                                       --              --              --         154,152         382,492
                                                       ------------    ------------    ------------    ------------    ------------

BALANCES, December 31, 2004                              15,794,348    $     15,795    $  7,820,826    $    (30,164)   $  8,034,797
                                                       ============    ============    ============    ============    ============

* - Issued as an audited consolidated statement of retained earnings (deficit) of STB, Inc. prior to the reverse acquisition of Tele-Optics, Inc.

** - Issued as an audited combined statement of retained earnings (deficit) / members' equity (deficit) of J. Holder, Inc. and VOM, LLC, prior to the reverse acquisition of Tele-Optics, Inc.


            See Accompanying Notes and Independent Registered Public
                            Accounting Firm's Report

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          For the Year Ended December 31,
                                                                                   ------------------------------------------
                                                                                       2004           2003*          2002**
                                                                                   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                                               $    154,152   $     30,668   $    (62,344)
   Adjustments to reconcile net income (loss) to net cash
      used by operating activities
      Depreciation                                                                        5,147             --             --
      Stock and Warrants Issued in Lieu of Services Rendered                            404,176             --             --
      (Increase) Decrease in:
         Accounts Receivable                                                           (607,280)      (207,970)            --
         Tax Certificates Held and Accrued Interest Receivable, Net of Discounts        306,956        924,961     (1,934,035)
         Property Inventory Owned                                                    (1,011,190)       441,482         21,183
         Finance Receivables                                                         (1,470,686)    (1,767,166)            --
         Deposits on Properties                                                           7,500       (102,500)       172,500
         Other Investments                                                                   --         20,000             --
         Deferred Income Tax Asset - Non-Current                                       (221,500)            --             --
         Other Assets                                                                   (75,000)            --             --
      Increase (Decrease) in:
         Accrued Expenses                                                              (189,685)       109,477         16,306
         Deferred Income Tax Liability - Current                                         11,800             --             --
         Income Taxes Payable                                                            10,983          2,567             --
                                                                                   ------------   ------------   ------------
            Net Cash Used by Operating Activities                                    (2,674,627)      (548,481)    (1,786,390)
                                                                                   ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of Property and Equipment                                             (52,345)            --             --
         Cash Received from Reverse Acquisition                                             452             --             --
                                                                                   ------------   ------------   ------------
           Net Cash Used by Investing Activities                                        (51,893)            --             --
                                                                                   ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   New Borrowings:
      Short-Term                                                                        500,000             --      4,807,836
      Long-Term                                                                              --      2,613,899             --
   Debt Reduction:
      Short-Term                                                                        (84,281)    (1,770,706)    (2,695,837)
      Long-Term                                                                        (470,008)      (135,714)            --
   Proceeds Received from Private Placement Stock Sales                               3,663,505             --             --
   Capital Contributions (Withdrawals)                                                       --         (1,000)         3,000
                                                                                   ------------   ------------   ------------
      Net Cash Provided from Financing Activities                                     3,609,216        706,479      2,114,999
                                                                                   ------------   ------------   ------------

Net Increase in Cash and Cash Equivalents                                               882,696        157,998        328,609

Cash and Cash Equivalents, Beginning of Year                                            540,427        382,429         53,820
                                                                                   ------------   ------------   ------------

Cash and Cash Equivalents, End of Year                                             $  1,423,123   $    540,427   $    382,429
                                                                                   ============   ============   ============

* Issued as an audited consolidated statement of income of STB, Inc. prior to the reverse acquisition of Tele-Optics, Inc.

** Issued as an audited combined statement of income (loss) of J.Holder, Inc.
   and VOM, LLC prior to the reverse acquisition of Tele-Optics, Inc.


     See Accompanying Notes and Independent Public Accounting Firm's Report

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

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

Effective April 8, 2004, the Company changed its name from Tele-Optics, Inc. to Velocity Asset Management, Inc. The entities that are included in these condensed consolidated financial statements are as follows:

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

Velocity Investments, L.L.C. - Velocity Investments, LLC ("Velocity") was established in 2002 to invest in, and maximize the return on, consumer debt purchased on the secondary market. Velocity purchases consumer receivable portfolios at a discount and then liquidates these portfolios through legal collection means.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reverse Acquisition
-------------------

For the purposes of these condensed consolidated financial statements, the merger of STB, Inc. into Velocity Asset Management, Inc.'s wholly-owned subsidiary TLOP Acquisition Company, LLC was treated as a reverse acquisition. The merger of a private operating company into a non-operating public shell corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with shareholders of the former public shell continuing only as passive investors. These transactions are considered to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization. No goodwill has been recorded, since the net assets acquired equals the capital recorded under the reverse acquisition. Accordingly, the reverse acquisition has been accounted for as a recapitalization (See Note 11 for details regarding the recapitalization).

For accounting purposes, STB, Inc. is considered the acquirer in the reverse acquisition. The condensed consolidated statement of income for Velocity Asset Management, Inc. for the year ended December 31, 2004, includes twelve months of revenues and expenses of STB, Inc and its subsidiaries combined with the revenues and expenses for Tele-Optics, Inc. and its subsidiary for the period from the date of acquisition, February 3, 2004, through December 31, 2004.

Principles of Consolidation
---------------------------

For the purposes of the accompanying condensed consolidating financial statements, STB, Inc. is considered the accounting "Parent" company and Tele-Optics, Inc. is considered the subsidiary. Therefore, these condensed consolidating financial statements include the combined assets and liabilities of STB, Inc. and its subsidiaries as of December 31, 2004. The condensed consolidating statement of income (loss) includes the revenues and expenses of STB, Inc. and its subsidiaries for the complete twelve months ended December 31, 2004 and the revenues and expenses of Tele-Optics, Inc. for the period from February 3, 2004 through December 31, 2004. All material intercompany payables, receivables, revenues and expenses have been eliminated for purposes of this consolidation.

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

Investments and Revenue Recognition - Property Inventory Owned
--------------------------------------------------------------

Property Inventory Owned consists of investments in real property purchased by the Company for resale and are carried at the lower of cost or market value. This includes the cost to purchase the property and repairs or other costs required to get the property ready for resale. The Company recognizes income and related expenses from the sale of real property investments at the date the sale closes.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment in Revenue Recognition - New Jersey Municipal Tax Liens
------------------------------------------------------------------

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

Investments and Revenue Recognition - Consumer Receivable Portfolios
--------------------------------------------------------------------

The Company purchases pools of consumer receivable portfolios at a substantial discount from their face amounts (usually discounted 75% to 99%) and are recorded at the Company's acquisition cost. In accordance with Practice Bulletin 6 ("PB6"), revenue is recognized based on the Company's anticipated cash collections and its estimated rate of return over the useful life of the pool. Revenue is recognized to the extent that collections exceed the estimated rate of return taken on the portfolio as a whole. Each pool's estimated useful life is different, but each pool is generally amortized between 48 and 60 months. As of December 31, 2004, 2003 and 2002 the Company had 15, 5 and 0 pools respectively, under the interest method of revenue recognition.

Where the future cash collections of a portfolio cannot be reasonably estimated the Company uses the cost recovery method as prescribed under PB6. Under the cost recovery method, no revenue is recognized until we have fully collected the initial acquisition cost of the portfolio. The Company has no consumer receivable portfolios under the cost recovery method.

Management does not believe that the fair value of finance contract receivables differs materially from their book value. Therefore, no allowance has been applied to the consumer receivable portfolio balances at December 31, 2004, 2003 and 2002.

Allowance for Consumer Receivable Portfolio Losses
--------------------------------------------------

In the event that cash collected would be inadequate to amortize the carrying value, an impairment charge would be taken with a corresponding write-off to the receivables balance. Accordingly, an allowance for impairment is not maintained for purchased receivables.

Fair Value of Financial Instruments
-----------------------------------

Substantially all of the combined Companies' assets and liabilities are carried at fair value or contracted amounts that approximate fair value except the investments in real property, carried at the lower of cost or market value, and the investments in finance receivables, which are carried at cost. Estimates of fair value are made at a specific point in time, based on relative market information and information about the financial instrument, specifically, the value of the underlying financial instrument. Assets that are recorded at fair value consist largely of property deposits, receivables and other assets, which are carried at contracted amounts that approximate fair value. Similarly, the combined Companies' liabilities consist of short term liabilities recorded at contracted amounts that approximate fair value.

Equipment and Depreciation
--------------------------

Property and equipment are recorded at cost. Depreciation is computed under both the straight-line and the double-declining balance methods for financial reporting purposes. Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $5,147, $-0-, and $-0-, respectively.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock Based Compensation
------------------------

The Company has adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" effective December 2002. SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results.

Additionally, regarding the treatment of non-employee stock based compensation, the Company followed the guidance of EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

Recent Accounting Pronouncements
--------------------------------

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement (i) eliminates extraordinary accounting treatment for a gain or loss reported on the extinguishment of debt, (ii) eliminates inconsistencies in the accounting required for sale-leaseback transactions and certain lease modifications with similar economic effects and (iii) amends other existing authoritative pronouncements to make technical corrections, clarify meanings or describe their applicability under changed conditions. The adoption of this Statement did not have a material impact on the Company's combined results of operations, cash flows or financial position.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities that are initiated after December 31, 2002. The Company's adoption of SFAS No. 146 did not have a material effect on the Company's combined results of operations, cash flows or financial position.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------

On November 25, 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for and disclosure of the issuance of certain types of guarantees. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company's adoption of FIN 45 did not have a material effect on the Company's combined results of operations, cash flows or financial position.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities" - an interpretation of ARB No. 51, and in December 2003, issued a revised FIN 46(R), "Consolidation of Variable Interest Entities" - an interpretation of ARB No. 51, both of which address consolidation of variable interest entities. FIN 46 expanded the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation was immediately applicable to variable interest entities created after January 31, 2003. The adoption of this portion of FIN 46 did not have a material effect on the Company's results of operation, cash flows or financial position. FIN 46 is applicable in 2004 to variable interest entities in which an enterprise holds a variable interest that were acquired before February 1, 2003. The Company's adoption of FIN 46 did not have a material effect on the Company's results of operations, cash flows or financial position.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which is effective for financial instruments entered into or modified after May 31, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company's adoption of SFAS No. 150 in 2003 did not have a material effect on the Company's results of operations, cash flows or financial position.

In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3, "Accounting for Certain Loans of Debt Securities Acquired in a Transfer". This Statement of Position ("SOP") addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through adjustment of IRR ("Internal Rate of Return") while decreases in expected cash flows should be recognized as impairment.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------

Under both the guidance of PB 6 and SOP 03-3, when expected cash flows are higher than prior projections, the increase in expected cash flows results in an increase in the IRR and therefore, the effect of the cash flow increase is recognized as increased revenue prospectively over the remaining life of the affected pool. However, when expected cash flows are lower than prior projections, SOP 03-3 requires that the expected decrease be recognized as an impairment by decreasing the carrying value of the affected pool (rather than lower the IRR) so that the pool will amortize over its expected life using the original IRR. Under our current guidance (PB 6), a decrease in expected cash flows results in a reduction of the IRR and therefore, the effect of the cash flow reduction is recognized as lower revenue prospectively over the remaining life of the affected pool.

Beginning with the adoption of SOP 03-3 in January 2005, when expected cash flows are lower than originally projected, an immediate impairment will be recognized. However, under SOP 03-3 the IRR is not lowered and therefore, more revenue will be recognized over the remaining life of the pool than would be recognized under PB 6. The amount of revenue recognized over the approximate 60 month life of each pool is identical under both PB 6 and SOP 03-3.

The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004 and should be applied prospectively to loans acquired on or before December 15, 2004 as it applies to decreases in expected cash flows.

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

Investments in Real Property
----------------------------

Investments in real property consist of the following:

                                             2004         2003         2002
                                          ----------   ----------   ----------

Total Property Inventory                  $1,524,810   $1,139,670   $1,581,152
Assignment & Judgments                       626,050           --           --
                                          ----------   ----------   ----------

         Total Property Inventory Owned   $2,150,860   $1,139,670   $1,581,152
                                          ==========   ==========   ==========

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE 3 - INVESTMENTS (CONTINUED)

Investments in Municipal Tax Liens
----------------------------------

Investments in New Jersey municipal tax liens consist of the following:

                                                   2004           2003            2002
                                               ------------   ------------    ------------
Tax lien certificates                          $    432,232   $    679,528    $  1,830,667
Discount on purchase                                     --         (4,925)        (29,790)
Accrued interest                                    269,885        334,470         133,158
                                               ------------   ------------    ------------

    Total Tax Certificates, Net of Discounts   $    702,117   $  1,009,073    $  1,934,035
                                               ============   ============    ============
Interest accrues at 18% per annum based on the lien balance.

NOTE 4 - FINANCE RECEIVABLES

Finance receivables consist of the following:

                                           2004            2003            2002
                                       ------------    ------------    ------------
Consumer receivable portfolios         $ 20,316,882    $ 10,171,860    $         --
Discount on portfolios                  (17,079,030)     (8,404,694)             --
                                       ------------    ------------    ------------

  Net Consumer Receivable Portfolios   $  3,237,852    $  1,767,166    $         --
                                       ============    ============    ============


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

                                         2004            2003           2002
                                     ------------    ------------   ------------

Office Equipment                     $     52,345    $         --   $         --
Less: Accumulated Depreciation             (5,147)             --             --
                                     ------------    ------------   ------------

                                     $     47,198    $         --   $         --
                                     ============    ============   ============

NOTE 6 - SHORT TERM BORROWINGS UNDER LINE OF CREDIT

The Company had a $2,000,000 line of credit with a shareholder, which was due to expire May 2005, for the purpose of financing the Company's investments in real property. On August 12, 2004, the above line of credit was exchanged for shares of the Company's common stock, par value $.001 per share, at a rate of one share per $0.90 of the obligation. The total debt exchanged, including accrued interest of $79,489, totaled $984,966. The effective date of this exchange for equity is retroactive to July 1, 2004. Interest at 10% per annum was due upon sale of the real property, based on the number of days the funds were committed to the investment. Each investment was presented on a case-by-case basis for funding approval and, if approved, the asset purchased was assigned as collateral to the shareholder for the funds advanced until the property was sold. Funds advanced were held and disbursed from an attorney trust account. At December 31, 2004, 2003 and 2002, there was $-0-, $1,294,523, and $17,781, respectively, available under this line of credit. Interest expense for the years ended December 31, 2004, 2003 and 2002 was $124,859, $66,237 and $164,791,
respectively.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE 7 - LONG-TERM DEBT

Notes payable consist of the following:

                                                                             2004           2003           2002
                                                                         ------------   ------------   ------------
Note payable to an officer and a related trust, interest in 10% per annum, secured by tax lien certificates and all other assets of the
Company.  Principle and interest payable quarterly or, if not quarterly, at such time as the Company's cash flow allows, was due July 17, 2004.  On August 12, 2004, the above note payable was exchanged for shares of the Company's common stock, par
value $.001 per share, at a rate of one share per $0.90 of the obligation.  The total debt exchanged, including accrued interest of
$75,095, totaled $1,581,131.  The effective date of this exchange
of debt for equity is retroactive to July 1, 2004                        $         --   $  1,506,036   $  2,000,000

Note payable to Richard Cavanaugh, interest at 6% per annum, payable quarterly, due April 15, 2005, upon 30 days notice to the
Company, the note may be payable upon demand and is unsecured                 250,000             --             --

Note payable to Richard Cavanaugh, interest at 8% per annum
payable semi-annually, upon 30 days notice to the Company, the note may be payable upon demand and is unsecured.  On
August 12, 2004, a $150,000 note payable to Richard Cavanaugh was exchanged for shares of the Company's common stock, par
value $.001 per share, at a rate of one share per $0.90 of the obligation.  The total debt exchanged, including accrued interest of $5,015, totalled $155,015.  The effective date of this exchange of
debt for equity is retroactive to July 1, 2004                                     --        500,000             --

Notes payable to an officer, interest at 8% per annum, unsecured
All notes originated during the period of January-May of 2003 and were each due in five years.  Principle and interest were due on the anniversary of each note except for the first year, which payment shall be optional and otherwise added to the second year payment
On August 12, 2004, the above notes payable were exchanged for shares of the Company's common stock, par value $.001 per share, at a rate of one share per $0.90 of the obligation.  The total debt exchanged, including accrued interest of $51,798, totalled $550,818
The effective date of this exchange of debt for equity is retroactive
to July 1, 2004                                                                    --        499,020             --

                                                                         ------------   ------------   ------------

Subtotal                                                                 $    250,000   $  2,505,056   $  2,000,000
                                                                         ------------   ------------   ------------

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE 7 - LONG-TERM DEBT (CONTINUED)

                                                                            2004           2003           2002
                                                                        ------------   ------------   ------------
Balance brought forward                                                 $    250,000   $  2,505,056   $  2,000,000

Note payable to Michael Kelly, interest at 8% per annum payable semi-annually, at the expiration of one year, upon 30 days notice to the Company, the note could have been payable upon demand, secured by first position upon all corporate assets.  On August 12,
2004, the above note payable was exchanged for shares of the
Company's common stock, par value $.001 per share, at a rate of one share per $0.90 of the obligation.  The total debt exchanged, including accrued interest of $11,902, totaled $311,902.  The effective date of this exchange of debt for equity is retroactive to
July 1, 2004                                                                      --        300,000             --
                                                                        ------------   ------------   ------------

                                                                             250,000      2,805,056      2,000,000
Less: Current Portion                                                        250,000      2,306,036      2,000,000
                                                                        ------------   ------------   ------------
                                                                        $         --   $    499,020   $         --
                                                                        ============   ============   ============

Maturities of notes payable are as follows:

     2005               $    250,000
                        ============

NOTE 8 - OBLIGATION UNDER CAPITAL LEASE

The capital lease obligation consists of the following:

                                                    2004           2003           2002
                                                ------------   ------------   ------------
Capital lease payable to Unifund Portfolio E,
LLC in monthly payments of $44,834, including
interest at 5.75% with a balloon payment due
November 2005, secured by corresponding
corresponding investment portfolios             $    709,157   $  1,179,165   $         --
                                                ============   ============   ============

Minimum lease payments due under the capital lease as of December 31, 2004, is as follows:

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Period Ending December 31,
                                                         2005     $    763,525
                                                                  ------------
Total net minimum capital lease payments                               763,525
Less amount representing interest                                       54,368
                                                                  ------------
Present value of future minimum capital lease payments                 709,157
Less Current Portion of Obligation Under Capital Lease                 709,157
                                                                  ------------
Obligation Under Capital Lease, less current portion              $         --
                                                                  ============

NOTE 9 -RELATED PARTY TRANSACTIONS

Interest payments on the line of credit, Note 6, were made to a director and shareholder of the Company in the amounts of $124,859, $66,237, and $164,791 for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, the Company paid the director and shareholder consulting fees of $8,312, $103,389, and $114,910 for the years ended December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004, 2003 and 2002, the Company had a receivable from a related party in the amount of $-0-, $16,872 and $-0-, respectively.

In connection with the Company's independent consulting agreement with The Del Mar Consulting Group Inc. agreement, two of the Company's executive officers, W. Peter Ragan, Sr. and W. Peter Ragan, Jr. granted an option to RB & AJ Associated Holdings, Inc., a corporation majority owned by the President of the Consultant, to purchase $13,600 warrants owned by the executive officers to purchase an aggregate of 85,000 (42,500 from each) shares of common stock at $1.04 per share. In addition, the executive officers granted an employee of the Consultant an option to purchase $2,400 warrants owned by the executive officers to purchase an aggregate of 15,000 (7,500 from each) share of common stock at $1.04 per share. Both of these options were exercised on March 15, 2005.

The Company's Business office at 3100 Route 138 West, Wall, NJ 07719 is leased for a two year period from a company owned by Messrs. Ragan and Ragan and has an annual lease payment of $9,000.

The Company engages Ragan & Ragan, P.C., an entity owned by Messrs. Ragan & Ragan, to pursue legal collection of our receivable portfolios with respect to obligors and properties located in the State of New Jersey. The fee arrangements between our subsidiaries Velocity, J. Holder and VOM and Ragan & Ragan, P.C., each dated as of January 1, 2005, have been reviewed and approved by all of members of a committee appointed by the Board of Directors other than Mr. Ragan, Sr. who abstained. John C. Kleinert and James J. Mastriani comprised the committee.

Under the Retainer Agreement for Legal Services by and between Velocity Investments, LLC and Ragan & Ragan, P.C., the Company paid legal contingency fees to Ragan & Ragan, P.C. representing 25% of gross legal collections on consumer receivable portfolios, as follows:

                                                 2004           2003           2002
                                             ------------   ------------   ------------
Legal Services Paid to Ragan & Ragan, P.C
  Velocity Investments, LLC                  $    554,770   $    111,485   $         --
                                             ============   ============   ============

Under the Retainer Agreement for Legal Services by and between J. Holder and Ragan & Ragan, P.C., the Company paid legal contingency fees to Ragan & Ragan, P.C. as follows:

                                                 2004           2003           2002
                                             ------------   ------------   ------------
Legal Services Paid to Ragan & Ragan, P.C
  by J.Holder, Inc.                          $     71,689   $     51,671   $         --
                                             ============   ============   ============

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE 9 -RELATED PARTY TRANSACTIONS (CONTINUED)

Under the Retainer Agreement for Legal Services by and between VOM and Ragan & Ragan, P.C., the Company paid legal fees to Ragan & Ragan, P.C. as follows:

                                                 2004           2003           2002
                                             ------------   ------------   ------------
Legal Services Paid to Ragan & Ragan, P.C
  by VOM, LLC                                $      6,225   $     95,000   $         --
                                             ============   ============   ============

NOTE 10 - INCOME TAXES

The provision for corporate income taxes for the years ended December 31, 2004, 2003 and 2002 consists of the following:

                                                  2004            2003           2002
                                              ------------    ------------   ------------
         Current:
             Federal                          $         --    $         --   $         --
               State                                18,002           2,567             --
                                              ------------    ------------   ------------

                    Total                     $     18,002    $      2,567   $         --
                                              ============    ============   ============

                                                  2004            2003           2002
                                              ------------    ------------   ------------
         Deferred Tax (Benefit) Expense:
             Federal                          $   (221,500)   $         --   $         --
               State                                11,800           2,567             --
                                              ------------    ------------   ------------

                    Total                     $   (209,700)   $      2,567   $         --
                                              ============    ============   ============

The tax effect of temporary differences that make up the significant components of the deferred tax asset and liability for financial reporting purposes at December 31, 2004, 2003 and 2002, are as follows:

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002



                                       2004            2003             2002
                                   ------------    ------------    ------------
       Deferred Tax Asset:
            Net Operating Loss
            Carryforwards          $    620,400    $    625,900    $    643,200
                                   ============    ============    ============

       Deferred Tax Liability:
            Depreciation and
            Amortizable Assets     $    (11,800)   $         --    $         --
                                   ============    ============    ============

                                       2004            2003             2002
                                   ------------    ------------    ------------

       Net Deferred Income Taxes   $    608,600    $    625,900    $    643,200

       Valuation Allowance             (398,900)       (625,900)       (643,200)
                                   ------------    ------------    ------------

       Total                       $    209,700    $         --    $         --
                                   ============    ============    ============

NOTE 10 - INCOME TAXES (CONTINUED)

Velocity Asset Management, Inc. (formerly Tele-Optics, Inc.) generated net operating losses prior to its acquisition of STB, Inc. As a result of the reverse acquisition, the ownership change of Velocity Asset Management, Inc. as of February 3, 2004 limits and reduces the future utilization of the Company's net operating loss carryforwards. These pre-reverse acquisition net operating loss carryforwards will be limited and reduced based upon the applicable Federal and New Jersey rules. Any net operating loss carryforwards for future tax years will be available to offset future taxable income of the consolidated group subject to an annual limit per the Internal Revenue Code Section 382.

For the tax years ending December 31, 2003 and 2002 (pre-reverse acquisition), the deferred income taxes relating to the tax benefit of the Company's net operating loss carryforwards were offset by a 100% valuation allowance due to the uncertainty of profitable operations in the future.

At December 31, 2004, the Company had unused net operating loss carryforwards of approximately $1,638,200 for Federal purposes and $107,600 for New Jersey purposes. These net operating losses may provide future income tax benefits of approximately $620,400, which will expire between the years 2006 and 2014. The ability to utilize such losses is dependent upon the Company's ability to generate taxable future income as well as the annual limit per the Internal Revenue Code Section 382 versus the expiration dates of the losses. Because some of the losses are due to expire prior to fully utilizing the carryforwards, a valuation reserve has been established for an amount equal to the expected expired amount.


NOTE 11 - RECAPITALIZATION

As detailed in Note 2 - Summary of Significant Accounting Policies, the merger of STB, Inc. into Velocity Asset Management, Inc.'s wholly-owned subsidiary TLOP Acquisition Company, LLC was treated as a reverse acquisition resulting in a recapitalization. The details of the recapitalization are as follows:

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


                                                            February 3, 2004
                                      -----------------------------------------------------------
                                          Balance           Adjustments              Balance
                                          Prior to          Pursuant to               After
            Equity Account            Recapitalization    Recapitalization       Recapitalization
     ------------------------------   ----------------    ----------------       ----------------
     Common Stock, Par Value          $            100    $         12,905 (A)   $         13,005

     Additional Paid in Capital                    900                (900)(A)                 --

     Retained Deficit                         (122,748)            (12,005)(A)           (134,753)
                                      ----------------    ----------------       ----------------

                             Totals   $       (121,748)   $             --       $       (121,748)
                                      ================    ================       ================

  (A) The adjustment of $12,905 retroactively increases the existing par value of the common stock of STB, Inc., the acquirer in the reverse merger, to the par value of TLOP Acquisition Company, LLC. The corresponding offset to this adjustment was to decrease the Additional Paid in Capital by $900 and $12,005 was recorded as a decrease to Retained Earnings (Deficit) of the acquirer prior to the recapitalization.


NOTE 12 - COMMON STOCK TRANSACTIONS

Concurrent with and pursuant to the reverse merger between Velocity Asset Management, Inc (formerly Tele-Optics, Inc.) and STB, Inc. (See Note 2 - Summary of Significant Accounting Policies), the Company issued the following shares of common stock to the executive officers of the Company:

                   Name of                     Number               Par
              Executive Officers              of Shares            Value
       ---------------------------------   ---------------     --------------

       Jack C. Kleinert                         39,841,250     $       39,841
       W. Peter Ragan, Sr.                      19,920,625             19,921
       W. Peter Ragan, Jr.                      19,920,625             19,921
                                           ---------------     --------------

                                  Total         79,682,500     $       79,683
                                           ===============     ==============

Additionally, concurrent with the reverse merger, the Company sold the following shares of common stock pursuant to a private placement to the following shareholder for $500,000:

                   Name of                     Number               Par
                 Shareholder                  of Shares            Value
       ---------------------------------   ---------------     --------------

       David Grantatell                          7,312,500     $        7,312
                                           ===============     ==============

The stock transactions detailed above represent shares issued prior to the 13:1 reverse stock split (see Note 13 for details). Effective April 8, 2004, all outstanding shares were adjusted accordingly.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE 13 - REVERSE STOCK SPLIT AND CHANGE IN NUMBER OF SHARES OF CAPITAL STOCK AUTHORIZED

On April 8, 2004, the Company amended its certificate of incorporation to (a) effect a 13-for-1 reverse split of the Company's then issued and outstanding shares of common stock and (b) change the total authorized shares of capital stock to 50,000,000 shares, of which 40,000,000 are classified as common stock, par value $.001 per share and 10,000,000 are classified as preferred stock, par value $.001 per share. As of December 31, 2004, the total common stock issued and outstanding was 15,794,164 with a par value of $15,794 and there was no preferred stock issued or outstanding. All references to share numbers or earnings or loss per share contained in the financial statements to which these notes relate give effect to the Reverse Split.


NOTE 14 - OUTSTANDING WARRANTS

At December 31, 2004, the Company had outstanding warrants to purchase 5,358,503 shares of the Company's common stock at a prices ranging from $1.04 to $2.50 per share. A portion of the warrants (2,999,500, as adjusted for the 13:1 reverse stock split - see Note 13) were granted pursuant to the Merger Agreement effective February 3, 2004 and expire after a period of five years. The balance of the warrants (2,359,003) were grant pursuant to private offerings and/or in lieu of services rendered and expire after a period of five years.


NOTE 15 - STOCK BASED COMPENSATION

Stock Based Compensation to Non-Employees
-----------------------------------------

On January 30, 2004, we entered into a Business Advisory Agreement with Lomond International, Inc., ("Lomond") an unrelated corporation, pursuant to which we issued warrants exercisable for a five year period to purchase an aggregate of 200,000 shares of common stock at an exercise price of $1.04 per share in exchange for business advisory services for a period of one year. The principal service of which was our acquisition of Tele - Optics, Inc. on February 3, 2004. As required by EITF 96-18, the warrants were valued as of the date in which significant performance required by the contract was completed. Using the Black-Scholes model the total compensation charge for the service contract with Lomond was $5,134 and the fair value of each equity instrument at the February 3, 2004 measurement date is $0.03. The expense recorded for this contract is $5,134 and is included in consulting fee expense.

On December 16, 2004, the Company entered into an independent consulting agreement with The Del Mar Consulting Group, Inc., an unrelated California corporation ("Del Mar"). The Consultant agreed to provide specified public relations services for a period of one year. As compensation for such services the Company agreed to issue as a commencement bonus, 100,000 shares of common stock and a non-qualified stock option exercisable for five years to purchase 250,000 shares of common stock at a price of $2.50 per share. The total compensation charge for the common stock issued to Del Mar was $150,000 and the fair value of the common stock at the December 16, 2004 measurement date was $1.50 per share, the closing bid price of Velocity Asset Management, Inc.'s common stock reported by the OTC Bulletin Board on December 16, 2004. As required by EITF 96-18, the non-qualified stock option was valued as of the inception of the contract. Using the Black-Scholes model the total compensation charge for the non-qualified stock option issued under the service contract with Del Mar was $249,041 and the fair value of each share subject to the option at the December 16, 2004 measurement date is $1.00. The expense recorded for this contract is $399,041 and is included in consulting fee expense.

Neither contract contains a "substantial incentives for non-performance" as that term is defined under EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", or provisions for the forfeiture of the warrants/option in the event of non-performance.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


The Company did not issue any warrants or options as stock based compensation for the years ended December 31, 2003 and 2002.

Stock Based Compensation for Employees
--------------------------------------

We have adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" effective December 2002. SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting SFAS" No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123.

NOTE 16 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash was expended for interest in the amount of $373,112, $262,217, and $253,382 for the years ended December 31, 2004, 2003 and 2002, respectively. Cash was expended for income taxes in the amount of $7,568, $2,892, and $0 for the years ended December 31, 2004, 2003 and 2002, respectively.

On August 12, 2004, the Company exchanged $3,676,252 of its existing indebtedness ("the Obligations") for 4,084,724 shares of the Company's common stock, par value $.001 per share, at a rate of one share per $0.90 of the obligation. The effective date of this exchange of debt for equity is retroactive to July 1, 2004. The non-cash transaction was as follows:

          Total common stock issued                      $      4,085
          Total additional paid in capital                  3,672,167
                                                         ------------
          Total                                          $  3,676,252
                                                         ============

          Total debt exchanged
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
                                                         ============


NOTE 17 - CONCENTRATIONS OF CREDIT RISK

The consolidated entities maintain cash balances at one institution located in central New Jersey. The amounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000 per entity. The amount at risk at December 31, 2004, 2003 and 2002 was $1,188,413, $335,948, and $-0-,
respectively. The Company considers the risk to be minimal.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE 18 - SUBSEQUENT EVENTS

From October 2004 through January 3, 2005, the Company sold 2,242,353 units of its securities for aggregate gross proceeds of $3,363,530 ($1.50 per unit) in a private transaction. Each unit consists of one share of the Company's Common Stock and a warrant to purchase one-fifth of a share of the Company's Common Stock at $2.50 per share during a period of five years.

On January 27, 2005 (the "Closing Date"), the Company's wholly owned subsidiary, Velocity Investments, LLC ("Velocity"), entered into a Loan and Security Agreement (the "Loan Agreement") with Wells Fargo Foothill, Inc., a California corporation (the "Lender"), pursuant to which the Lender agreed to provide Velocity with a two year $12,500,000 credit facility to finance the acquisition of individual pools of unsecured consumer receivables that are approved by the Lender under specific eligibility criteria set forth in the Loan Agreement.

On the Closing Date, the following agreements were also entered into with the
Lender: a Continuing Guaranty, under which the Company provides a secure guaranty of Velocity's obligations under the Loan Agreement; a Security and Pledge Agreement, by and among the Registrant and the Lender, under which the Company pledged all of the Company's assets to secure the credit facility; and a Subordination Agreement, by and among the Registrant, the Lender and Velocity, under which the Company agreed to subordinate certain sums of the intercompany payable due and owing from Velocity to the payments owed under the credit facility.

Pursuant to the Loan Agreement, the Lender has agreed to advance to Velocity up to $12,500,000 to be used to finance up to 60% of the purchase price of individual pools of unsecured consumer receivables that are approved by the Lender under specific eligibility criteria set forth in the Loan Agreement. The interest rate on the loan is 3.50% above the prime rate of Wells Fargo Bank, N.A. The maturity date of the facility is January 27, 2008.