Form 10QSB
period 2005-03-31
VELOCITY ASSET MANAGEMENT INC
filed 2005-05-20
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

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


              48 S. Franklin Turnpike, 3rd Floor, Ramsey, NJ 07446
              ----------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (201) 760-6306
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer (1), has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 17, 2005, the registrant had 15,927,506 shares of common stock outstanding.

                    VELOCITY ASSET MANAGEMENT SERVICES, INC.

                                   FORM 10-QSB
                      For the Quarter Ended March 31, 2005

                                      Index
                                                                           Page
                                                                          Number
PART I   FINANCIAL INFORMATION

Item 1   Condensed Consolidated Balance Sheets as of December 31, 2004
         and March 31, 2005 (unaudited for March 31, 2005 period)            1

         Condensed Consolidated Statements of Operations for the three
         months ended March 31, 2005 and 2004 (unaudited)                    3

         Condensed Consolidated Statements of Stockholders Equity
         (Deficit) as of December 31, 2004 and for the three months ended
         March 31, 2005 (unaudited for March 31, 2005)                       4

         Condensed Consolidated Statements of Cash Flows for the three
         months ended March 31, 2005 and 2004 (unaudited)                    5

         Notes to Condensed Consolidated Financial Statements                6

Item 2   Management's Discussion and Analysis or Plan of Operation          13

Item 3   Controls and Procedures                                            18

PART II

Item 1   Legal Proceedings                                                  19
Item 2   Changes in Securities                                              19
Item 3   Defaults Upon Senior Securities                                    19
Item 4   Submission of Matters to a Vote of Security Holders                19
Item 5   Other Information                                                  19
Item 6   Exhibits and Reports on Form 8 - K                                 19
Signature                                                                   21
Exhibit 31.1                                                                22
Exhibit 31.2                                                                24
Exhibit 32.1                                                                26
Exhibit 32.2                                                                27

                                     PART I
                              FINANCIAL INFORMATION

Item 1   Financial Statements

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                                       March 31,     December 31,
                                                               2005           2004
                                                           ------------   ------------
CURRENT ASSETS
  Cash and Cash Equivalents                                $  1,758,758   $  1,423,123
  Accounts Receivable                                            34,316        815,251
  Property Inventory Owned                                    1,763,261      2,150,860
  Deposits on Properties                                        122,000        120,000
  Tax Certificates Held and Accrued Interest Receivable,
   net of discounts                                             679,040        702,117
  Finance Receivables                                         7,195,017      3,237,852
  Other Current Assets                                           68,611             --
                                                           ------------   ------------

    Total Current Assets                                     11,621,003      8,449,203
                                                           ------------   ------------
PROPERTY AND EQUIPMENT, net of accumulated
 depreciation                                                    44,018         47,198
                                                           ------------   ------------
OTHER ASSETS
  Deferred Income Tax Asset - Non-Current                       178,000        221,500
  Other Asset                                                   213,889         75,000
                                                           ------------   ------------

    Total Other Assets                                          391,889        296,500
                                                           ------------   ------------

    Total Assets                                           $ 12,056,910   $  8,792,901
                                                           ============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.
                                   UNAUDITED


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               March 31,     December 31,
                                                               2005           2004
                                                           ------------   ------------
CURRENT LIABILITIES
  Accrued Expenses                                         $    103,285   $      1,937
  Short-Term Borrowings Under Line of Credit                  3,178,726             --
  Current Portion of Long-Term Debt                             250,000        250,000
  Income Taxes Payable                                          (18,187)        13,550
  Deferred Income Tax Liability - Current                        16,000         11,800
  Current Portion of Obligation Under Capital Lease             590,965        709,157
                                                           ------------   ------------

    Total Current Liabilities                                 4,120,789        986,444
                                                           ------------   ------------

    Total Liabilities                                         4,120,789        986,444
                                                           ------------   ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock, $0.001 par value, 40,000,000 shares
   Authorized, 15,927,689 and 15,794,348 shares Issued
   and Outstanding, respectively                                 15,928         15,795
  Additional Paid In Capital                                  7,885,455      7,820,826
  Retained Equity (Deficit)                                      34,738        (30,164)
                                                           ------------   ------------

  Total Stockholders' Equity (Deficit)                        7,936,121      7,806,457
                                                           ------------   ------------

    Total Liabilities and Stockholders' Equity (Deficit)   $ 12,056,910   $  8,792,901
                                                           ============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.
                                   UNAUDITED


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                       For the Three Months Ended
                                                                March 31,
                                                      ----------------------------
                                                          2005            2004
                                                      ------------    ------------
REVENUES
  Sale of Real Property                               $  1,216,478    $    163,366
  Collections on Credit Card Receivables                   498,855         161,378
  Interest Income - Tax Certificates Held and Other         60,258          53,573
                                                      ------------    ------------

    Total Revenues                                       1,775,591         378,317
                                                      ------------    ------------
OPERATING EXPENSES
  Cost of Real Property                                    991,196         199,124
  Consulting Fees                                               --           7,611
  Professional Fees                                        356,249          50,746
  General and Administrative Expenses                      251,109          83,578
                                                      ------------    ------------

    Total Operating Expenses                             1,598,554         341,059
                                                      ------------    ------------

    Income from Operations                                 177,037          37,258
                                                      ------------    ------------
OTHER INCOME (EXPENSE)
  Interest Expense                                          (8,103)        (98,668)
  Other Income                                                  --          24,337
                                                      ------------    ------------

    Total Other Income (Expense)                            (8,103)        (74,331)
                                                      ------------    ------------

Income (Loss) Before Tax Provision                         168,934         (37,073)

Provision for Income Taxes                                 104,032              --
                                                      ------------    ------------

Net Income (Loss)                                     $     64,902    $    (37,073)
                                                      ============    ============

Weighted Average Common Shares - Basic                  15,923,244      63,333,345
                                                      ============    ============

Net Income (Loss) per Common Share - Basic            $       0.00    $      (0.00)
                                                      ============    ============

Weighted Average Common Shares - Diluted                19,838,203      63,333,345
                                                      ============    ============

Net Income (Loss) per Common Share - Diluted          $       0.00    $      (0.00)
                                                      ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.
                                   UNAUDITED


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS TELE-OPTICS, INC.)

            CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT) /
                         STOCKHOLDERS' EQUITY (DEFICIT)
                    For the Three Months Ended March 31, 2005


                                                              Common Stock                                           Total
                                                        -------------------------    Additional    Retained      Stockholders'
                                                         Number of                    Paid in       Earnings        Equity
                                                          Shares       Par Value      Capital       (Deficit)      (Deficit)
                                                        -----------   -----------   -----------    -----------    -----------
BALANCES, January 1, 2005                                15,794,348   $    15,795   $ 7,820,826    $   (30,164)   $ 7,806,457

Private Offering of Up to 3,500,000 Units
Each Unit is comprised of one share of common stock and a warrant to purchase one-fifth of one share of common stock for $2.50 per share within the next five years:

   January 5, 2005 - Fourth Tranche Closing                 133,350           133       199,891             --        200,024

Commissions Paid in Conjunction with Private Offering            --            --      (135,262)            --       (135,262)

Net Income                                                       --            --            --         64,902         64,902
                                                        -----------   -----------   -----------    -----------    -----------

BALANCES, March 31, 2005                                 15,927,698   $    15,928   $ 7,885,455    $    34,738    $ 7,936,121
                                                        ===========   ===========   ===========    ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.
                                   UNAUDITED


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the Three Months Ended
                                                                         March 31,
                                                                ---------------------------
                                                                    2005           2004
                                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                             $     64,903   $    (94,356)
  Adjustments to reconcile net income (loss) to net cash
   used by operating activities
   Depreciation and Amortization                                      18,186             --
   (Increase) Decrease in:
     Accounts Receivable                                             780,935        193,024
     Tax Certificates Held and Accrued Interest Receivable,
      Net of Discounts                                                23,077        116,263
     Property Inventory Owned                                        387,597       (719,614)
     Finance Receivables                                          (3,957,165)        52,078
     Deposits on Properties                                           (2,000)        55,000
     Other Current Assets                                            (68,611)       (13,000)
     Deferred Income Tax Asset - Non-Current                          43,500             --
     Other Asset                                                    (150,000)            --
   Increase (Decrease) in:
     Accounts Payable                                                     --         39,999
     Accrued Expenses                                                101,349        (16,818)
     Deferred Income Tax Liability - Current                           4,200             --
     Income Taxes Payable                                            (31,737)            --
                                                                ------------   ------------
       Net Cash Used by Operating Activities                      (2,785,766)      (387,424)
                                                                ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of Property and Equipment                            (3,895)            --
     Cash Received from Reverse Acquisition                               --            452
                                                                ------------   ------------
       Net Cash Provided from (Used by) Investing Activities          (3,895)           452
                                                                ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  New Borrowings:
     Short-Term                                                           --        200,000
     Long-Term                                                     3,178,726             --
  Debt Reduction:
     Short-Term                                                     (118,192)            --
     Long-Term                                                            --       (428,796)
  Proceeds Received from Private Placement Stock Sales               200,024        500,000
  Commissions Paid on Private Placement                             (135,262)            --
                                                                ------------   ------------
       Net Cash Provided from Financing Activities                 3,125,296        271,204
                                                                ------------   ------------

Net Increase (Decrease) in Cash and Cash Equivalents                 335,635       (115,768)

Cash and Cash Equivalents, Beginning of Period                     1,423,123        540,427
                                                                ------------   ------------

Cash and Cash Equivalents, End of Period                        $  1,758,758   $    424,659
                                                                ============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.
                                   UNAUDITED

                         VELOCITY ASSET MANAGEMENT, INC.
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                  (UNAUDITED)

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICY

The interim condensed consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2005 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the annual report of Velocity Asset Management, Inc. and its Subsidiaries (the "Company") for the year ended December 31, 2004 have been omitted.

Investments and Revenue Recognition - Property Inventory Owned
--------------------------------------------------------------

Property Inventory Owned consists of investments in real property purchased by the Company for resale and is carried at the lower of cost or market value. This includes the cost to purchase the property and repairs or other costs required to get the property ready for resale. The Company recognizes income and related expenses from the sale of real property investments at the date the sale closes.

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

Investments and Revenue Recognition - Consumer Receivable Portfolios
--------------------------------------------------------------------

The Company purchases receivable portfolios at a substantial discount from their face amount due to a deterioration of credit quality between the origination and the Company's acquisition of the receivables. Income is recognized using either the interest method or cost recovery method. Upon acquisition, the Company reviews each loan portfolio to determine whether each such receivable is to be accounted for individually or whether such receivables will be assembled into static pools of receivables based on common risk characteristics. Once the static loan pools are created, management estimates the future anticipated cash flows for each pool. If management can reasonably estimate the expected timing and amount to future cash flows the interest method is applied. However, if the expected future cash flows cannot be reasonably estimated, the Company uses the cost recovery method.

Prior to January 1, 2005, the Company accounted for its investment in consumer receivable portfolios using the interest method under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans." Effective January 1, 2005, the Company adopted and began to account for its investment in consumer receivable portfolios using the interest rate method under the guidance of American Institute of Certified Public Accountants ("AICPA) Statement of Position ("SOP") 03-03, "Accounting for Loans or Certain Securities Acquired in a Transfer." This Statement of Position ("SOP") addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through adjustment of Internal Rate of Return ("IRR") while decreases in expected cash flows should be recognized as impairment.

                         VELOCITY ASSET MANAGEMENT, INC.
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                  (UNAUDITED)

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICY (Continued)

Investments and Revenue Recognition - Consumer Receivable Portfolios (Continued)
--------------------------------------------------------------------------------

Under both the guidance of SOP 03-3 and PB-6, as amended, when expected cash flows are higher than prior projections, the increase in expected cash flows results in an increase in the IRR and therefore, the effect of the cash flow increase is recognized as increased revenue prospectively over the remaining life of the affected pool. However, when expected cash flows are lower than prior projections, SOP 03-3 requires that the expected decrease be recognized as impairment by decreasing the carrying value of the affected pool (rather than lower the IRR) so that the pool will amortize over its expected life using the original IRR. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received.

Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At March 31, 2005, the Company had no consumer receivable portfolios accounted for under the cost recovery method.

The Company establishes valuation allowances for all acquired receivables subject to SOP 03-03 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the receivables. At March 31, 2005, the Company had no valuation allowance on its finance receivables. Prior to January 1, 2005, in the event that estimated future cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance.

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

                         VELOCITY ASSET MANAGEMENT, INC.
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                  (UNAUDITED)

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICY (Continued)

Recent Accounting Pronouncements
--------------------------------

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"). This statement revises and supersedes FASB Statement No. 123, "Accounting for Share-Based Compensation" and requires that the cost of all share-based payments be recognized in the financial statements for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The effective date for implementation of SFAS 123R for the Company will be January 1, 2006. For the three months ended March 31, 2005 and 2004 the company had no equity based compensation.

NOTE 2 - INVESTMENTS

Investments in Real Property
----------------------------

As discussed in Note 1, investments in real property are made at a discount to fair market value with the focus on acquiring the property for resale or to perfect the partial interest and/or clouded title for resale.

Investments in real property consist of the following:

                                                  Three Months   Three Months
                                                     Ended          Ended
                                                    March 31,      March 31,
                                                      2005           2004
                                                  ------------   ------------
   Total Property Inventory                       $  1,382,378   $  1,136,159
   Assignments and Judgments                           380,883        723,125
                                                  ------------   ------------

      Total Investment in Real Property           $  1,763,261   $  1,859,284
                                                  ============   ============


Investments in Municipal Tax Liens
----------------------------------

                                                  Three Months   Three Months
                                                     Ended          Ended
                                                    March 31,      March 31,
                                                      2005           2004
                                                  ------------   ------------
   Tax Lien Certificates                          $    409,932   $    585,500
   Discount on Purchase                                     --         (4,925)
   Accrued Interest                                    269,108        312,235
                                                  ------------   ------------

      Total Tax Certficates, Net of Discounts     $    679,040   $    892,810
                                                  ============   ============

                         VELOCITY ASSET MANAGEMENT, INC.
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                  (UNAUDITED)

NOTE 3 - CONSUMER RECEIVABLE PORTFOLIOS

As of March 31, 2005 and 2004, the Company had $7,195,017 and $1,715,089,
respectively, remaining of consumer receivable portfolios. Changes in finance receivables at March 31, 2005 and 2004 were as follows:

                                                        Three Months    Three Months
                                                           Ended           Ended
                                                          March 31,       March 31,
                                                            2005            2004
                                                        ------------    ------------
   Balance at beginning of period                       $  3,237,852    $  1,767,166
   Acquisitions and Capitalized Costs, net of Returns      4,265,931          35,833

   Cash Collections                                         (807,621)       (249,288)
   Income Recognized on Consumer Receivables                 498,855         161,378
                                                        ------------    ------------
      Cash Collections Applied to Principal                 (308,766)        (87,910)
                                                        ------------    ------------

      Total Consumer Receivable Portfolios              $  7,195,017    $  1,715,089
                                                        ============    ============

As of March 31, 2005 the company had $7,195,017 in finance receivables. Based upon management's current estimation of future cash collections, principal reductions will be as follows:

   March 31, 2006                                                $ 4,019,928
   March 31, 2007                                                  2,765,892
   March 31, 2008                                                    269,376
   March 31, 2009                                                    110,944
   March 31, 2010                                                     26,844
   Thereafter                                                          2,033
                                                                 -----------

      Total                                                      $ 7,195,017
                                                                 ===========

The accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated cash flows as of March 31, 2005. Changes in the accretable yield are as follows:

                                                                Three Months
                                                                   Ended
                                                                  March 31,
                                                                    2005
                                                                ------------
   Balance at Beginning of Period                               $  2,879,823
   Income Recognized on Consumer Receivable Portfolios              (498,855)
   Additions                                                       7,197,837
   Reclassification From Nonaccretable Difference                         --
                                                                ------------

      Balance at End of Period                                  $  9,578,805
                                                                ============

                         VELOCITY ASSET MANAGEMENT, INC.
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                  (UNAUDITED)

NOTE 4 - SHORT TERM BORROWINGS UNDER LINES OF CREDIT

The Company had a $2,000,000 line of credit with a shareholder, which was due to expire May 2005, for the purpose of financing the Company's investments in real property. On August 12, 2004, the above line of credit was exchanged for shares of the Company's common stock, par value $.001 per share, at a rate of one share per $0.90 of the obligation. The total debt exchanged, including accrued interest of $79,489, totaled $984,966. The effective date of this exchange for equity is retroactive to July 1, 2004. Interest at 10% per annum was due upon sale of the real property, based on the number of days the funds were committed to the investment. Each investment was presented on a case-by-case basis for funding approval and, if approved, the asset purchased was assigned as collateral to the shareholder for the funds advanced until the property was sold. Funds advanced were held and disbursed from an attorney trust account. At March 31, 2005 and 2004, there was $-0- and $1,094,523, respectively, available under this line of credit.

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

Pursuant to the Loan Agreement, the Lender has agreed to advance to Velocity up to $12,500,000 to be used to finance up to 60% of the purchase price of individual pools of unsecured consumer receivables that are approved by the Lender under specific eligibility criteria set forth in the Loan Agreement. The interest rate on the loan is 3.50% above the prime rate of Wells Fargo Bank, N.A. The maturity date of the facility is January 27, 2008. As of March 31, 2005, the Company had $3,178,726 outstanding on the line.

Interest expense for the three month periods ended March 31, 2005 and 2004 was $8,103 and $98,668, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

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

                         VELOCITY ASSET MANAGEMENT, INC.
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                  (UNAUDITED)

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

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

Under the Retainer Agreement for Legal Services by and between Velocity Investments, LLC and Ragan & Ragan, P.C., the Company paid legal contingency fees to Ragan & Ragan, P.C. representing 25% of gross legal collections on consumer receivable portfolios. In addition, under a separate Retainer Agreement for Legal Services by and between J. Holder and VOM, LLC and Ragan & Ragan, P.C., the Company paid legal contingency fees to Ragan & Ragan, P.C. Total legal fees for the three month periods ended March 31, 2005 and 2004 were as follows:

                                                   Three Months   Three Months
                                                      Ended          Ended
                                                     March 31,      March 31,
                                                       2005           2004
                                                   ------------   ------------
   Legal Services Paid to Ragan & Ragan, PC        $    223,437   $     42,906
                                                   ============   ============


NOTE 6 - OUTSTANDING WARRANTS

At March 31, 2005, the Company had outstanding warrants to purchase 3,915,839 shares of the Company's common stock at prices ranging from $1.04 to $2.50 per share. A portion of the warrants (3,199,500 shares of common stock, as adjusted for the 13:1 reverse stock split - see Note 13) were granted pursuant to the Merger Agreement effective February 3, 2004 and expire after a period of five years. The balance of the warrants (716,339 shares of common stock) were granted pursuant to private offerings and/or in lieu of services rendered and expire after a period of five years.

NOTE 7 - STOCK BASED COMPENSATION

Stock Based Compensation to Non-Employees
-----------------------------------------

On January 30, 2004, we entered into a Business Advisory Agreement with Lomond International, Inc., ("Lomond") an unrelated corporation, pursuant to which we issued warrants exercisable for a five year period to purchase an aggregate of 200,000 shares of common stock at an exercise price of $1.04 per share in exchange for business advisory services for a period of one year. The principal service of which was our acquisition of Tele - Optics, Inc. on February 3, 2004. As required by EITF 96-18, the warrants were valued as of the date in which significant performance required by the contract was completed. The fair value of the common stock at the measurement date was $0.08 per share, the closing bid price of Velocity Asset Management, Inc.'s common stock reported by the OTC Bulletin Board on February 3, 2005. Using the Black-Scholes model the total compensation charge for the service contract with Lomond was $5,134 and the fair value of each equity instrument at the February 3, 2004 measurement date is $0.03. The expense recorded for this contract is $5,134 and is included in consulting fee expense.

                         VELOCITY ASSET MANAGEMENT, INC.
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                  (UNAUDITED)

NOTE 7 - STOCK BASED COMPENSATION (Continued)

Stock Based Compensation to Non-Employees (Continued)
-----------------------------------------------------

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

The Company did not issue any warrants or options as stock based compensation for the three months ended March 31, 2005.

NOTE 8- SUBSEQUENT EVENTS

On April 15, 2005, the Company sold three promissory notes in the principal amount of $100,000, $150,000 and $100,000 each to three accredited investors in a private placement. Each of the notes bears interest at the rate of 7% per annum and interest is payable in quarterly installments commencing June 30, 2005. The entire principal of each note is payable on April 15, 2006 unless the holder thereof gives written notice to us 90 days prior to April 15, 2006 that it elects to extend his, her or its note, in which event the entire principal thereof is payable on April 15, 2007.

ADD FORWARD LOOKING STATEMENT LANG.

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

         Our consumer receivable portfolios are purchased at a discount from face or fair market value. Our interests in distressed real property are purchased following an extensive due diligence process concerning the legal status of each property and a market analysis of the value of the property or underlying property. Our tax lien certificates are purchased at a discount from par following a due diligence analysis similar to that performed in connection with the purchase of interests in distressed real property. Our profitability depends upon our ability to purchase and collect on a sufficient volume of our consumer receivables, the sale of our interests in distressed real property and the collection of taxes and accrued interest on our tax lien certificates to generate revenue that exceeds our cost.

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

     Purchased Receivable Portfolios and Revenue Recognition

         We purchase pools of consumer receivable accounts at a substantial discount from their face amounts which are usually discounted from 75% to 99% and are recorded at our acquisition cost. The pools of consumer receivables contain accounts that have experienced deterioration of credit quality between origination and our acquisition of the loans. The discounted amount paid for a pool of consumer receivables accounts reflects our determination that it is probable we will be unable to collect all amounts due according to the contractual terms of the accounts. At acquisition, we review the consumer receivable accounts in the portfolio to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that we will be unable to collect all amounts due according to the loan's contractual terms. If both conditions exist, we determine whether each such loan is to be accounted for individually or whether such loans will be assembled into pools of loans based on common risk characteristics. We consider expected prepayments and estimate the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio of loans and subsequently aggregated pools of loans. We determine the excess of the pool's scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference) based on our proprietary acquisition models. The remaining amount, representing the excess of the loan's cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the remaining life of the loan or pool (accretable yield).

         Prior to January 1, 2005, we accounted for our investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans." In accordance with Practice Bulletin 6, revenue was recognized based on our anticipated cash collections and its estimated rate of return over the useful life of the pool. Effective January 1, 2005, we adopted and began to account for our investment in finance receivables using the interest method under the guidance of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 03-03, "Accounting for Loans or Certain Securities Acquired in a Transfer." For loans acquired in fiscal years beginning prior to December 15, 2004, Practice Bulletin 6 is still effective; however, Practice Bulletin 6 was amended by SOP 03-03 as described further in this note. For loans acquired in fiscal years beginning after December 15, 2004, SOP 03-03 is effective. In accordance with SOP 03-03 (and the amended Practice Bulletin 6), revenue is recognized based on our anticipated cash collections and its estimated rate of return over the useful life of the pool. Revenue is recognized to the extent that collections exceed the estimated rate of return taken on the portfolio as a whole. Each pool's estimated useful life is different, but each pool is generally amortized over a period of between 48 and 60 months.

         We believe that the amounts and timing of cash collections for our purchased receivables can be reasonably estimated and, therefore, we utilize the interest method of accounting for our purchased receivables prescribed by SOP 03-03 (and the amended Practice Bulletin 6). This belief is predicated on our historical results and our knowledge of the industry. Each static pool of receivables is statistically modeled to determine its projected cash flows based on historical cash collections for pools with similar risk characteristics. SOP 03-03 (and the amended Practice Bulletin 6) requires that the accrual basis of accounting be used at the time the amount and timing of cash flows from an acquired portfolio can be reasonably estimated and collection is probable.

         Where the future cash collections of a portfolio cannot be reasonably estimated we use the cost recovery method as prescribed under SOP 03-03 (and the amended Practice Bulletin 6). Under the cost recovery method, no revenue is recognized until we have fully collected the initial acquisition cost of the portfolio. We have no consumer receivable portfolios under the cost recovery method.

         Under SOP 03-03 (and the amended Practice Bulletin 6), static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). An internal rate of return is established for each static pool of receivables based on the projected cash flows and applied to the balance of the static pool. The resulting revenue recognized is based on the internal rate of return applied to the remaining balance of each static pool of accounts. Each static pool is analyzed quarterly to assess the actual performance compared to the expected performance. Under SOP 03-03 (and the amended Practice Bulletin 6), to the extent there are differences in actual performance versus expected performance, increases in expected cash flows should be recognized prospectively through adjustment of internal rate of return while decreases in expected cash flows should be recognized as impairment. Under both the guidance Statement of Position 03-03 (and the amended Practice Bulletin 6), when expected cash flows are higher than prior projections, the increase in expected cash flows results in an increase in the internal rate of return and therefore, the effect of the cash flow increase is recognized as increased revenue prospectively over the remaining life of the affected pool. However, when expected cash flows are lower than prior projections, Statement of Position 03-03 requires that the expected decrease be recognized as an impairment by decreasing the carrying value of the affected pool (rather than lower the internal rate of return) so that the pool will amortize over its expected life using the original internal rate of return.

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

         The internal rate of return is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using our proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, we use the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the portfolio, or until such time that we consider the collections to be probable and estimable and begin to recognize income based on the interest method as described above.

         We establish valuation allowances for all acquired loans subject to SOP 03-03 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the loans. At March 31, 2005, we had no valuation allowance on our finance receivables. Prior to January 1, 2005, in the event that estimated future cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance.

         Application of SOP 03-03 (and the amended Practice Bulletin 6) requires the use of estimates to calculate a projected internal rate of return for each pool. These estimates are based on historical cash collections. If future cash collections are materially different in amount or timing than projected cash collections, earnings could be affected either positively or negatively. Higher collection amounts or cash collections that occur sooner than projected cash collections will have a favorable impact on yield and revenues. Lower collection amounts or cash collections that occur later than projected cash collections will have an unfavorable impact on internal rate of return and revenues.


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

         Additionally, regarding the treatment of non-employee stock based compensation, we have followed the guidance of EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

Results of Operations
---------------------

         Total revenues for the three month period ended March 31, 2005 (the "2005 First Quarter") were $1,775,591 as compared to $378,317 during the three month period ended March 31, 2004 (the "2005 First Quarter"), representing a 369% increase. The increase in revenues was primarily attributable to an increase in collections on consumer receivables at our Velocity Investments subsidiary and an increase in revenues from the sale of real property at our J. Holder subsidiary. Revenues from the sale of real property, the collection of consumer receivables and the collection of taxes and interest derived from tax lien certificates owned by the Company represented approximately 68.5%, 28.1% and 3.4%, respectively, during the 2005 First Quarter as compared to 43.2%, 42.7%, and 14.1% during the 2004 First Quarter. Management does not believe that the mix of revenues on a comparative basis is necessarily indicative of any trend but is more related to factors beyond the Company's control, such as maturity dates, court decisions and other similar events that affect the timing of revenue recognition.

Operating Expenses
------------------

         Total operating expenses for the 2005 First Quarter were $1,598,554 as compared to $341,059 during the 2004 First Quarter, representing a 369% increase. The increase in total operating expenses was primarily attributable to increased professional fees incurred as a result of the Company's registration obligations as a reporting issuer and an increase in the cost of real property that was offset partially by a decrease in sales commissions. General and administrative expenses increased in the 2005 First Quarter as a result of our increasing collection fees and lien searches for Velocity Investments and the commencement of payroll.

Other Income (Expense)

         Interest expense in the 2005 First Quarter was $8,103 as compared to $98,668 in the 2004 First Quarter. The decrease in interest expense was primarily attributable to decreases in long term borrowings. During the 2005 First Quarter, the Company recognized no other income as compared to other income of $24,337 in the 2004 First Quarter, all of which was derived from other
J. Holder operations.

Net Income (Loss)

         Net income for the 2005 First Quarter was $64,902 as compared to a net loss for the 2004 First Quarter of $37,073. The increase in net income is primarily attributable to an increase in revenue from operations at Velocity Investments, our consumer receivables subsidiary.

Liquidity and Capital Resources

         At March 31, 2005, the Company had $1,758,758 in cash and cash equivalents and trade accounts payable in the amount of $103,285. Management believes that such funds, together with the proceeds from the private placement discussed below, the revenues expected to be generated from operations and its recent line of credit will be sufficient to finance operations for the foreseeable future.

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

         On January 27, 2005, our wholly owned subsidiary, Velocity Investments, entered into a Loan and Security Agreement with Wells Fargo Foothill, Inc., a California corporation, in which Wells Fargo Foothill agreed to provide Velocity Investments with a three year $12,500,000 senior credit facility to finance the acquisition of individual pools of unsecured consumer receivables that are approved by Wells Fargo Foothill under specific eligibility criteria set forth in the Loan and Security Agreement.

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

         On April 15, 2005, we sold three promissory notes in the principal amount of $100,000, $150,000 and $100,000 each to three accredited investors in a private placement. Each of the notes bears interest at the rate of 7% per annum and interest is payable in quarterly installments commencing June 30,

2005. The entire principal of each note is payable on April 15, 2006 unless the holder thereof gives written notice to us 90 days prior to April 15, 2006 that it elects to extend his, her or its note, in which event the entire principal thereof is payable on April 15, 2007.

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

                                     PART II
                                OTHER INFORMATION

Item 1   Legal Proceedings

         None

Item 2   Changes in Securities

         During the period covered by this Report, no equity securities were sold by the Registrant that were not registered under the Securities Act of 1933, as amended (the "Act") except as follows:

               1. On January 3, 2005, Registrant sold an aggregate of 133,350 units of its securities to three accredited investors in a private placement, each unit consisting of one share of Registrant's common stock and a warrant to purchase one-fifth of one share of Registrant's common stock at a $2.50 per share for a period of five years. The purchase price for each unit was $1.50.

Item 3   Defaults Upon Senior Securities

         None

Item 4   Submission of Matters to a Vote of Security Holders

         None

Item 5   Other Information

         None

Item 6   Exhibits and Reports on Form 8-K

         1.       Exhibits

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

         2. On February 2, 2005, Registrant filed a Current Report on Form 8-K reporting the entry into material definitive agreements in connection with a line of credit.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       VELOCITY ASSET MANAGEMENT, INC.


Dated:  May 19, 2005                   By: /s/ JOHN C. KLEINERT
                                           -------------------------------------
                                           John C. Kleinert
                                           Chief Executive Officer and President