Form 10KSB/A
period 2004-12-31
VELOCITY ASSET MANAGEMENT INC
filed 2005-05-24
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                                (Amendment No. 1)


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


Dated:    May 24, 2005
                               VELOCITY ASSET MANAGEMENT, INC.


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

--------------------------------------------------------------------------------
SIGNATURE                         TITLE                           DATE
---------                         -----                           ----
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
/s/ JOHN C. KLEINERT              President, Chief Executive      May 24, 2005
-------------------------------   Officer and Director
    John C. Kleinert
--------------------------------------------------------------------------------
/s/ PETER RAGAN SR.               Vice President and Director     May 24, 2005
-------------------------------
    W. Peter Ragan, Sr.
--------------------------------------------------------------------------------
/s/ W. PETER RAGAN, JR.           Treasurer and Secretary         May 24, 2005
-------------------------------
    W. Peter Ragan, Jr.
--------------------------------------------------------------------------------
/s/ JAMES J. MASTRIANI            Chief Financial Officer         May 24, 2005
-------------------------------   and Chief Legal Officer
    James J. Mastriani
--------------------------------------------------------------------------------

                         VELOCITY ASSET MANAGEMENT, INC.
                          (formerly Tele-Optics, Inc.)


                        CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003


                                    CONTENTS

                                                                          Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                   F-1

FINANCIAL STATEMENTS


   Consolidated Balance Sheets                                            F-2

   Consolidated Statements of Income (Loss)                               F-4

   Consolidated Statements of Retained Earnings (Deficit)                 F-5

   Consolidated Statements of Cash Flows                                  F-6


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                        F-7 - F-22

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Velocity Asset Management, Inc. and Subsidiaries
Ramsey, New Jersey


We have audited the accompanying consolidated balance sheets of Velocity Asset Management, Inc. and subsidiaries, as of December 31, 2004 and 2003 and the related consolidated statements of income (loss), consolidated statement of retained earnings (deficit) and consolidated statements of cash flows for Velocity Asset Management, Inc. and subsidiaries for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Velocity Asset Management, Inc. and subsidiaries for the year ended December 31, 2002, were audited by other auditors whose report dated July 11, 2003, expressed an unqualified opinion on those statements.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Velocity Asset Management, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America


Toms River, New Jersey


April 12, 2005, except as to Notes 2, 11
and 15, which are as of May 20, 2005


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)


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

            See Accompanying Notes and Independent Registered Public
                            Accounting Firm's Report.


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)


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

            See Accompanying Notes and Independent Registered Public
                            Accounting Firm's Report.


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)


                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                                              For the Year Ended December 31,
                                                      --------------------------------------------
                                                          2004            2003*           2002**
                                                      ------------    ------------    ------------
REVENUES
  Sale of Real Property                               $  2,369,564    $  3,399,164    $  3,862,993
  Collections on Credit Card Receivables                 1,726,356         297,360              --
  Interest Income - Tax Certificates Held and Other        260,269         310,350         177,775
                                                      ------------    ------------    ------------

    Total Revenues                                       4,356,189       4,006,874       4,040,768
                                                      ------------    ------------    ------------
OPERATING EXPENSES
  Cost of Real Property                                  2,278,592       3,100,290       3,403,534
  Consulting Fees                                          416,287         117,992         132,982
  Professional Fees                                      1,006,337         341,320         261,440
  General and Administrative Expenses                      353,994         151,747          40,131
                                                      ------------    ------------    ------------

    Total Operating Expenses                             4,055,210       3,711,349       3,838,087
                                                      ------------    ------------    ------------

    Income from Operations                                 300,979         295,525         202,681
                                                      ------------    ------------    ------------
OTHER INCOME (EXPENSE)
  Interest Expense                                        (338,525)       (329,740)       (265,025)
  Other Income                                                  --          67,450              --
                                                      ------------    ------------    ------------

    Total Other Income (Expense)                          (338,525)       (262,290)       (265,025)
                                                      ------------    ------------    ------------

Income (Loss) Before Tax Provision                         (37,546)         33,235         (62,344)

Provision for Income Taxes                                (191,698)          2,567              --
                                                      ------------    ------------    ------------

Net Income (Loss)                                     $    154,152    $     30,668    $    (62,344)
                                                      ============    ============    ============

Weighted Average Common Shares - Basic                  27,047,005      13,005,000      13,005,000
                                                      ============    ============    ============

Net Income (Loss) per Common Share - Basic            $       0.01    $       0.00    $      (0.00)
                                                      ============    ============    ============

Weighted Average Common Shares - Diluted                36,451,266      13,005,000      13,005,000
                                                      ============    ============    ============

Net Income (Loss) per Common Share - Diluted          $       0.00    $       0.00    $      (0.00)
                                                      ============    ============    ============

* Issued as an audited consolidated statement of income of STB, Inc. prior to the reverse acquisition of Tele-Optics, Inc.

** Issued as an audited combined statement of income (loss) of J.Holder, Inc.
   and VOM, LLC prior to the reverse acquisition of Tele-Optics, Inc.

            See Accompanying Notes and Independent Registered Public
                            Accounting Firm's Report.


  VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES (FORMERLY TELE-OPTICS, INC.)


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
                                                     ============    ============    ============    ============    ============

* Issued as an audited consolidated statement of retained earnings (deficit) of STB, Inc. prior to the reverse acquisition of Tele-Optics, Inc.

** Issued as an audited combined statement of retained earnings (deficit) / members' equity (deficit) of J. Holder, Inc. and VOM, LLC, prior to the reverse acquisition of Tele-Optics, Inc.

            See Accompanying Notes and Independent Registered Public
                            Accounting Firm's Report.


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   For the Year Ended December 31,
                                                                              ------------------------------------------
                                                                                  2004           2003*         2002**
                                                                              ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                                                            $    154,152   $     30,668   $    (62,344)
 Adjustments to reconcile net income (loss) to net cash
  used by operating activities
  Depreciation                                                                       5,147             --             --
  Stock and Warrants Issued in Lieu of Services Rendered                           404,176             --             --
  (Increase) Decrease in:
    Accounts Receivable                                                           (607,280)      (207,970)            --
    Tax Certificates Held and Accrued Interest Receivable, Net of Discounts        306,956        924,961     (1,934,035)
    Property Inventory Owned                                                    (1,011,190)       441,482         21,183
    Finance Receivables                                                         (1,470,686)    (1,767,166)            --
    Deposits on Properties                                                           7,500       (102,500)       172,500
    Other Investments                                                                   --         20,000             --
    Deferred Income Tax Asset - Non-Current                                       (221,500)            --             --
    Other Asset                                                                    (75,000)            --             --
 Increase (Decrease) in:
    Accrued Expenses                                                              (189,685)       109,477         16,306
    Deferred Income Tax Liability - Current                                         11,800             --             --
    Income Taxes Payable                                                            10,983          2,567             --
                                                                              ------------   ------------   ------------
      Net Cash Used by Operating Activities                                     (2,674,627)      (548,481)    (1,786,390)
                                                                              ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of Property and Equipment                                          (52,345)            --             --
    Cash Received from Reverse Acquisition                                             452             --             --
                                                                              ------------   ------------   ------------
      Net Cash Used by Investing Activities                                        (51,893)            --             --
                                                                              ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 New Borrowings:
    Short-Term                                                                     500,000             --      4,807,836
    Long-Term                                                                           --      2,613,899             --
 Debt Reduction:
    Short-Term                                                                     (84,281)    (1,770,706)    (2,695,837)
    Long-Term                                                                     (470,008)      (135,714)            --
 Proceeds Received from Private Placement Stock Sales                            3,663,505             --             --
 Capital Contributions (Withdrawals)                                                    --         (1,000)         3,000
                                                                              ------------   ------------   ------------
      Net Cash Provided from Financing Activities                                3,609,216        706,479      2,114,999
                                                                              ------------   ------------   ------------

Net Increase in Cash and Cash Equivalents                                          882,696        157,998        328,609

Cash and Cash Equivalents, Beginning of Year                                       540,427        382,429         53,820
                                                                              ------------   ------------   ------------

Cash and Cash Equivalents, End of Year                                        $  1,423,123   $    540,427   $    382,429
                                                                              ============   ============   ============

* Issued as an audited consolidated statement of income of STB, Inc. prior to the reverse acquisition of Tele-Optics, Inc.
** Issued as an audited combined statement of income (loss) of J.Holder, Inc. and VOM, LLC prior to the reverse acquisition of Tele-Optics, Inc.

            See Accompanying Notes and Independent Registered Public
                            Accounting Firm's Report.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


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


Effective April 8, 2004, the Company changed its name from Tele-Optics, Inc. to Velocity Asset Management, Inc. The entities that are included in these consolidated financial statements are as follows:


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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reverse Acquisition
-------------------


For the purposes of these consolidated financial statements, the merger of STB, Inc. into Velocity Asset Management, Inc.'s wholly-owned subsidiary TLOP Acquisition Company, LLC was treated as a reverse acquisition. The merger of a private operating company into a non-operating public shell corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the consolidated company after the transaction, with shareholders of the former public shell continuing only as passive investors. These transactions are considered to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization. The acquisition price becomes the net book value of the assets received. No additional cash or boot was exchanged. No goodwill has been recorded, since the net assets acquired equals the capital recorded under the reverse acquisition. Accordingly, the reverse acquisition has been accounted for as a recapitalization (See Note 11 for details regarding the recapitalization).

For accounting purposes, STB, Inc. is considered the acquirer in the reverse acquisition. The consolidated statement of income for Velocity Asset Management, Inc. for the year ended December 31, 2004, includes twelve months of revenues and expenses of STB, Inc and its subsidiaries combined with the revenues and expenses for Tele-Optics, Inc. and its subsidiary for the period from the date of acquisition, February 3, 2004, through December 31, 2004.


Principles of Consolidation
---------------------------


For the purposes of the accompanying consolidating financial statements, STB, Inc. is considered the accounting "Parent" company and Tele-Optics, Inc. is considered the subsidiary. Therefore, these consolidating financial statements include the combined assets and liabilities of STB, Inc. and its subsidiaries as of December 31, 2004. The consolidating statement of income (loss) includes the revenues and expenses of STB, Inc. and its subsidiaries for the complete twelve months ended December 31, 2004 and the revenues and expenses of Tele-Optics, Inc. for the period from February 3, 2004 through December 31, 2004. All material intercompany payables, receivables, revenues and expenses have been eliminated for purposes of this consolidation.


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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


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

Investments and Revenue Recognition - Consumer Receivable Portfolios
--------------------------------------------------------------------

The Company purchases pools of consumer receivable portfolios at a substantial discount from their face amounts (usually discounted 75% to 99%) and are recorded at the Company's acquisition cost. In accordance with Practice Bulletin 6 ("PB6"), revenue is recognized based on the Company's anticipated cash collections and its estimated rate of return over the useful life of the pool. Revenue is recognized to the extent that collections exceed the estimated rate of return taken on the portfolio as a whole. Each pool's estimated useful life is different, but each pool is generally amortized between 48 and 60 months. As of December 31, 2004, 2003 and 2002, the Company had 15, 5 and 0 pools, respectively, under the interest method of revenue recognition.

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

Fair Value of Financial Instruments
-----------------------------------

Substantially all of the consolidated Companies' assets and liabilities are carried at fair value or contracted amounts that approximate fair value except the investments in real property, carried at the lower of cost or market value, and the investments in finance receivables, which are carried at cost. Estimates of fair value are made at a specific point in time, based on relative market information and information about the financial instrument, specifically, the value of the underlying financial instrument. Assets that are recorded at fair value consist largely of property deposits, receivables and other assets, which are carried at contracted amounts that approximate fair value. Similarly, the consolidated Companies' liabilities consist of short term liabilities recorded at contracted amounts that approximate fair value.

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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


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

Recent Accounting Pronouncements
--------------------------------


In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement (i) eliminates extraordinary accounting treatment for a gain or loss reported on the extinguishment of debt, (ii) eliminates inconsistencies in the accounting required for sale-leaseback transactions and certain lease modifications with similar economic effects and (iii) amends other existing authoritative pronouncements to make technical corrections, clarify meanings or describe their applicability under changed conditions. The adoption of this Statement did not have a material impact on the Company's consolidated results of operations, cash flows or financial position.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities that are initiated after December 31, 2002. The Company's adoption of SFAS No. 146 did not have a material effect on the Company's consolidated results of operations, cash flows or financial position.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------


On November 25, 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for and disclosure of the issuance of certain types of guarantees. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company's adoption of FIN 45 did not have a material effect on the Company's consolidated results of operations, cash flows or financial position.

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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


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
                                          ==========    ==========    ==========


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE 3 - INVESTMENTS (CONTINUED)

Investments in Municipal Tax Liens
----------------------------------

Investments in New Jersey municipal tax liens consist of the following:

                                                     2004           2003           2002
                                                 -----------    -----------    -----------
Tax lien certificates                            $    432,232   $    679,528   $  1,830,667
Discount on purchase                                       --         (4,925)       (29,790)
Accrued interest                                      269,885        334,470        133,158
                                                 ------------   ------------   ------------
Total Tax Certificates,
 Net of Discounts                                $    702,117   $  1,009,073   $  1,934,035
                                                 ============   ============   ============

Interest accrues at 18% per annum based on the lien balance.

NOTE 4 - FINANCE RECEIVABLES

Finance receivables consist of the following:
                                                     2004           2003           2002
                                                 ------------   ------------   ------------
Consumer receivable portfolios                   $ 20,316,882   $ 10,171,860   $         --
Discount on portfolios                            (17,079,030)    (8,404,694)            --
                                                 ------------   ------------   ------------
  Net Consumer Receivable Portfolios             $  3,237,852   $  1,767,166   $         --
                                                 ============   ============   ============


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

                                                     2004           2003           2002
                                                 ------------   ------------   -----------

Office Equipment                                 $     52,345   $        --    $        --
Less: Accumulated Depreciation                         (5,147)           --             --
                                                 $     47,198   $        --    $        --

NOTE 6 - SHORT TERM BORROWINGS UNDER LINE OF CREDIT

The Company had a $2,000,000 line of credit with a shareholder, which was due to expire May 2005, for the purpose of financing the Companys investments in real property. On August 12, 2004, the above line of credit was exchanged for shares of the Companys common stock, par value $.001 per share, at a rate of one share per $0.90 of the obligation. The total debt exchanged including accrued interest of $79,489, totaled $984,966. The effective date of this exchange for equity is retroactive to July 1, 2004. Interest at 10% per annum was due upon sale of the real property, based on the number of days the funds were committed to the investment. Each investment was presented on a case-by-case basis for funding approval and, if approved, the asset purchased was assigned as collateral to the shareholder for the funds advanced until the property was sold. Funds advanced were held and disbursed from an attorney trust account. At December 31, 2004, 2003 and 2002, there was $-0-, $1,294,523, and $17,781, respectively, available under this line of credit. Interest expense for the years ended December 31, 2004, 2003 and 2002 was $124,859, $66,237 and $164,791, respectively.


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE 7 - LONG-TERM DEBT

Notes payable consist of the following:

                                                                                      2004         2003         2002
                                                                                   ----------   ----------   ----------
Note payable to an officer and a related trust, interest in 10% per annum, secured by tax lien certificates and all other assets of the Company. Principle and interest payable quarterly or, if not quarterly, at such time as the
Company's cash flow allows, was due July 17, 2004. On August 12, 2004, the above note payable was exchanged for shares of the Company's common stock, par value
$.001 per share, at a rate of one share per $0.90 of the obligation. The total debt exchange, including accrued interest of $75,095, totaled $1,581,131. The effective date of this exchange of debt for equity is retroactive to July 1,
2004                                                                               $       --   $1,506,036   $2,000,000

Note payable to Richard Cavanaugh, interest at 6% per annum, payable quarterly, due April 15, 2005, upon 30 days notice to the Company, the note may be payable
upon demand and is unsecured                                                          250,000           --           --

Note payable to Richard Cavanaugh, interest at 8% per annum payable semi-annually, upon 30 days notice to the Company, the note may be payable upon demand and is unsecured. On August 12, 2004, a $150,000 note payable to Richard
Cavanaugh was exchanged for shares of the Company's common stock, par value
$.001 per share, at a rate of one share per $0.90 of the obligation. The total debt exchange including accrued interest of $5,015, totalled $155,015. The effective date of this exchange of debt for equity is retroactive to July 1,
2004                                                                                       --      500,000           --

Notes payable to an officer, interest at 8% per annum, unsecured. All notes originated during the period of January-May of 2003 and were each due in five years. Principle and interest were due on the anniversary of each note except for the first year, which payment shall be optional and otherwise added to the second year payment. On August 12, 2004, the above notes payable were exchanged for shares of the Company's common stock, par value $.001 per share, at a rate of one share per $0.90 of the obligation. The total debt exchanged, including accrued interest of $51,798, totalled $550,818. The effective date of this
exchange of debt to equity is retroactive to July 1, 2004                                  --      499,020           --
                                                                                   ----------   ----------   ----------
Subtotal                                                                           $  250,000   $2,505,056   $2,000,000
                                                                                   ----------   ----------   ----------


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE 7 - LONG-TERM DEBT (CONTINUED)

                                                                                      2004         2003         2002
                                                                                   ----------   ----------   ----------
Balance brought forward Note payable to Michael Kelly,                             $  250,000   $2,505,056   $2,000,000
interest at 8% per annum payable semi-annually, at the expiration of one year, upon 30 days notice to the Company, the note could have been payable upon demand, secured by first position upon all corporate assets
On August 12, 2004, the above note payable was exchanged for shares of the
Company's common stock, par value $.001 per share at a rate of one share per
$0.90 of the obligation. The total debt exchange, including accrued interest of $11,902, totaled $311,902. The effective date of this exchange of debt
for equity is retroactive to July 1, 2004                                                  --      300,000           --

Less: Current Portion                                                                 250,000    2,805,056    2,000,000
                                                                                      250,000    2,306,036    2,000,000
                                                                                   ----------   ----------   ----------
                                                                                   $       --   $  499,020   $       --
                                                                                   ==========   ==========   ==========

Maturities of notes payable are as follows:

        2005            $ 250,000
                        =========


NOTE 8 - OBLIGATION UNDER CAPITAL LEASE

The capital lease obligation consists of the following:

                                                                                      2004         2003         2002
                                                                                   ----------   ----------   ----------
Capital lease payable to Unifund Portfolio E, LLC in monthly payments of
$44,834, including interest at 5.75% with a balloon payment due November 2005,
secured by corresponding corresponding investment portfolios                       $  709,157   $1,179,165   $       --
                                                                                   ==========   ==========   ==========

Minimum lease payments due under the capital lease as of December 31, 2004, are as follows:

Period Ending December 31,
2005                                                                               $  763,525
                                                                                   ----------
Total net minimum capital lease payments                                              763,525
Less amount representing interest                                                      54,368
                                                                                   ----------
Present value of future minimum capital lease payments                                709,157
Less Current Portion of Obligation Under Capital Lease                                709,157
                                                                                   ----------
Obligation Under Capital Lease, less current portion                               $       --
                                                                                   ==========

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE 9 - RELATED PARTY TRANSACTIONS

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

In connection with the Companys independent consulting agreement with The Del Mar Consulting Group Inc. agreement, two of the Companys executive officers, W. Peter Ragan, Sr. and W. Peter Ragan, Jr. granted an option to RB & AJ Associated Holdings, Inc., a corporation majority owned by the President of the Consultant, to purchase $13,600 warrants owned by the executive officers to purchase an aggregate of 85,000 (42,500 from each) shares of common stock at $1.04 per share. In addition, the executive officers granted an employee of the Consultant an option to purchase $2,400 warrants owned by the executive officers to purchase an aggregate of 15,000 (7,500 from each) share of common stock at $1.04 per share. Both of these options were exercised on March 15, 2005.

The Companys Business office at 3100 Route 138 West, Wall, NJ 07719 is leased for a two year period from a company owned by Messrs. Ragan & Ragan and has an annual lease payment of $9,000.

The Company engages Ragan & Ragan, PC an entity owned by Messrs. Ragan & Ragan, to pursue legal collection of our receivable portfolios with respect to obligors and properties located in the State of New Jersey. The fee arrangements between our subsidiaries Velocity, J. Holder and VOM and Ragan & Ragan, P.C., each dated as of January 1, 2005, have been reviewed and approved by all the members of a committee appointed by the Board of Directors other than Mr. Ragan, Sr. who abstained. John C. Kleinert and James J. Mastriani comprised the committee.

Under the Retainer Agreement for Legal Services by and between Velocity Investments, LLC and Ragan & Ragan, P.C., the Company paid legal contingency fees to Ragan & Ragan, P.C. representing 25% of gross legal collections on consumer receivable portfolios, as follows:

                                                              2004           2003           2002
                                                           ----------     ----------     ----------
Legal Services Paid to Ragan & Ragan, P.C
 Velocity Investments, LLC                                 $  554,770     $  111,485     $       --
                                                           ==========     ==========     ==========

Under the Retainer Agreement for Legal Services by and between J. Holder and
Ragan & Ragan, P.C., the Company paid legal contingency fees to Ragan & Ragan,
P.C. as follows:
                                                              2004           2003           2002
                                                           ----------     ----------     ----------
Legal Services Paid to Ragan & Ragan, P.C
 by J.Holder, Inc.                                         $   71,689     $   51,671     $       --
                                                           ==========     ==========     ==========

Under the Retainer Agreement for Legal Services by and between VOM and Ragan &
Ragan, P.C., the Company paid legal fees to Ragan & Ragan, P.C. as follows:

                                                              2004           2003           2002
                                                           ----------     ----------     ----------
Legal Services Paid to Ragan & Ragan, P.C
 by VOM, LLC                                               $    6,225     $   95,000     $       --
                                                           ==========     ==========     ==========


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE 10 - INCOME TAXES

The provision for corporate income taxes for the years ended December 31, 2004, 2003 and 2002 consists of the following:

                                                 2004            2003           2002
                                               ----------     ----------     ----------
Current:
   Federal                                     $       --     $       --     $       --
   State                                           18,002          2,567             --
                                               ----------     ----------     ----------
     Total                                     $   18,002     $    2,567     $       --
                                               ==========     ==========     ==========

                                                 2004            2003           2002
                                               ----------     ----------     ----------
Deferred Tax (Benefit) Expense:
   Federal                                     $ (221,500)    $       --     $       --
   State                                           11,800          2,567             --
                                               ----------     ----------     ----------
     Total                                     $ (209,700)    $    2,567     $       --
                                               ==========     ==========     ==========

The tax effect of temporary differences that make up the significant components of the deferred tax asset and liability for financial reporting purposes at
December 31, 2004, 2003 and 2002, are as follows:
                                                 2004            2003           2002
                                               ----------     ----------     ----------
Deferred Tax Asset:
   Net Operating Loss
   Carryforwards                               $  620,400     $  625,900     $  643,200
                                               ==========     ==========     ==========
Deferred Tax Liability:
   Depreciation and
   Amortizable Assets                          $  (11,800)    $       --     $       --
                                               ==========     ==========     ==========

                                                  2004            2003           2002
                                               ----------     ----------     ----------

Net Deferred Income Taxes                      $  608,600     $  625,900     $  643,200

Valuation Allowance                              (398,900)      (625,900)      (643,200)
                                               ----------     ----------     ----------
Total                                          $  209,700     $       --     $       --
                                               ==========     ==========     ==========

Velocity Asset Management, Inc. (formerly Tele-Optics, Inc.) generated net operating losses prior to its acquisition of STB, Inc. As a result of the reverse acquisition, the ownership change of Velocity Asset Management, Inc. as of February 3, 2004 limits and reduces the future utilization of the Companys net operating loss carryforwards. These pre-reverse acquisition net operating loss carryforwards will be limited and reduced based upon the applicable Federal and New Jersey rules. Any net operating loss carryforwards for future tax years will be available to offset future taxable income of the consolidated group subject to an annual limit per the Internal Revenue Code Section 382.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE 10 - INCOME TAXES (CONTINUED)

For the tax years ending December 31, 2003 and 2002 (pre-reverse acquisition), the deferred income taxes relating to the tax benefit of the Companys net operating loss carryforwards were offset by a 100% valuation allowance due to the uncertainty of profitable operations in the future.

At December 31, 2004, the Company had unused net operating loss carryforwards of approximately $1,638,200 for Federal purposes and $107,600 for New Jersey purposes. These net operating losses may provide future income tax benefits of approximately $620,400, which will expire between the years 2006 and 2014. The ability to utilize such losses is dependent upon the Companys ability to generate taxable future income as well as the annual limit per the Internal Revenue Code Section 382 versus the expiration dates of the losses. Because some of the losses are due to expire prior to fully utilizing the carryforwards, a valuation reserve has been established for an amount equal to the expected expired amount.

NOTE 11 - RECAPITALIZATION

As detailed in Note 2 Summary of Significant Accounting Policies Reverse Acquisition, the merger of STB, Inc. into Velocity Asset Management, Inc.s wholly-owned subsidiary TLOP Acquisition Company, LLC was treated as a reverse acquisition resulting in a recapitalization. The details of the recapitalization are as follows:

                                                            February 3, 2004
                                       ----------------------------------------------------------
                                           Balance          Adjustments              Balance
                                          Prior to          Pursuant to               After
Equity Account                         Recapitalization   Recapitalization       Recapitalization
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
                                       ================   ================       ================


(A) A recapitalization adjustment was required to convert the equity section of STB, Inc. (the accounting acquirer in the reverse merger) immediately prior to the reverse merger to the equity section of the newly acquired public shell immediately following the reverse merger.

This recapitalization adjustment increased the common stock of STB, Inc. from its former value of $100 to the par value of Velocity Asset Management, Inc. (the former public shell entity) of $13,005 (which equals the 13,005,000 shares of outstanding stock times a stated par value of $0.001). The offset of this $12,905 adjustment eliminated the additional paid in capital of $900 and the balance of $12,005 was an adjustment to the entitys retained deficit.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE 12 - COMMON STOCK TRANSACTIONS

Concurrent with and pursuant to the reverse merger between Velocity Asset Management, Inc (formerly Tele-Optics, Inc.) and STB, Inc. (See Note 2 Summary of Significant Accounting Policies), the Company issued the following shares of common stock to the executive officers of the Company:

             Name of                    Number           Par
         Executive Officers            of Shares        Value
         ------------------           -----------     ----------
         Jack C. Kleinert              39,841,250     $   39,841
         W. Peter Ragan, Sr            19,920,625         19,921
         W. Peter Ragan, Jr            19,920,625         19,921
                                      -----------     ----------
                 Total                 79,682,500     $   79,683
                                      ===========     ==========

Additionally, concurrent with the reverse merger, the Company sold the following shares of common stock pursuant to a private placement to the following shareholder for $500,000:


             Name of                    Number           Par
           Shareholder                 of Shares        Value
         ------------------           -----------     ----------
         David Grantatell               7,312,500     $    7,312
                                      ===========     ==========

The stock transactions detailed above represent shares issued prior to the 13:1 reverse stock split (see Note 13 for details). Effective April 8, 2004, all outstanding shares were adjusted accordingly.

NOTE 13 - REVERSE STOCK SPLIT AND CHANGE IN NUMBER OF SHARES OF CAPITAL STOCK AUTHORIZED

On April 8, 2004, the Company amended its certificate of incorporation to (a) effect a 13-for-1 reverse split of the Companys then issued and outstanding shares of common stock and (b) change the total authorized shares of capital stock to 50,000,000 shares, of which 40,000,000 are classified as common stock, par value $.001 per share and 10,000,000 are classified as preferred stock, par value $.001 per share. As of December 31, 2004, the total common stock issued and outstanding was 15,794,164 with a par value of $15,794 and there was no preferred stock issued or outstanding. All references to share numbers or earnings or loss per share contained in the financial statements to which these notes relate give effect to the Reverse Split.

NOTE 14 - OUTSTANDING WARRANTS

At December 31, 2004, the Company had outstanding warrants to purchase 5,358,503 shares of the Companys common stock at a prices ranging from $1.04 to $2.50 per share. A portion of the warrants (2,999,500, as adjusted for the 13:1 reverse stock split see Note 13) were granted pursuant to the Merger Agreement effective February 3, 2004 and expire after a period of five years. The balance of the warrants (2,359,003) were grant pursuant to private offerings and/or in lieu of services rendered and expire after a period of five years.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE 15 - STOCK BASED COMPENSATION

Stock Based Compensation to Non-Employees
-----------------------------------------


On January 30, 2004, we entered into a Business Advisory Agreement with Lomond International, Inc., (Lomond) an unrelated corporation, pursuant to which we issued warrants exercisable for a five year period to purchase an aggregate of 200,000 shares of common stock at an exercise price of $1.04 per share in exchange for business advisory services for a period of one year. The principal service of which was our acquisition of Tele Optics, Inc. on February 3, 2004. As required by EITF 96-18, the warrants were valued as of the date in which significant performance required by the contract was completed. The fair value of the common stock at the date of issuance to Lomond was $0.08 per share, the closing bid price of Tele-Optics, Inc.s common stock as reported by the OTC Bulletin Board on February 3, 2004. Using the Black-Scholes model the total compensation charge for the service contract with Lomond was $5,134 and the fair value of each equity instrument at the February 3, 2004 measurement date is $0.03. The expense recorded for this contract is $5,134 and is included in consulting fee expense.


On December 16, 2004, the Company entered into an independent consulting agreement with The Del Mar Consulting Group, Inc., an unrelated California corporation (Del Mar). The Consultant agreed to provide specified public relations services for a period of one year. As compensation for such services the Company agreed to issue as a commencement bonus, 100,000 shares of common stock and a non-qualified stock option exercisable for five years to purchase 250,000 shares of common stock at a price of $2.50 per share. The total compensation charge for the common stock issued to Del Mar was $150,000 and the fair value of the common stock at the December 16, 2004 measurement date was $1.50 per share, the closing bid price of Velocity Asset Management, Inc.s common stock as reported by the OTC Bulletin Board on December 16, 2004. As required by EITF 96-18, the non-qualified stock option was valued as of the inception of the contract. Using the Black- Scholes model the total compensation charge for the non-qualified stock option issued under the service contract with Del Mar was $249,041 and the fair value of each share subject to the option at the December 16, 2004 measurement date is $1.00. The expense recorded for this contract is $399,041 and is included in consulting fee expense.

Neither contract contains a substantial incentives for non-performance as that term is defined under EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or provisions for the forfeiture of the warrants/options in the event of non-performance.

The Company did not issue any warrants/options as stock based compensation for the years ended December 31, 2003 and 2002.

Stock Based Compensation for Employees
--------------------------------------

We have adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" effective December 2002. SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting SFAS" No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock- Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE 16 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash was expended for interest in the amount of $373,112, $262,217, and $253,382 for the years ended December 31, 2004, 2003 and 2002, respectively. Cash was expended for income taxes in the amount of $7,568, $2,892, and $0 for the years ended December 31, 2004, 2003 and 2002, respectively.

On August 12, 2004, the Company exchanged $3,676,252 of its existing indebtedness (the Obligations) for 4,084,724 shares of the Companys common stock, par value $.001 per share, at a rate of one share per $0.90 of the Obligation. The effective date of this exchange of debt for equity is retroactive to July 1, 2004. The non-cash transaction was as follows:

         Total common stock issued                              $    4,085
         Total additional paid in capital                        3,672,167
                                                                ----------
         Total                                                  $3,676,252
                                                                ==========

         Total debt exchanged
          Short-term borrowings under line of credit            $  905,476
          Notes payable                                          2,455,056
          Accrued interest payable                                 229,221
          Accrued interest expense                                  86,499
                                                                ----------
          Total                                                 $3,676,252
                                                                ==========

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


On January 27, 2005 (the Closing Date), the Companys wholly owned subsidiary, Velocity Investments, LLC (Velocity), entered into a Loan and Security Agreement (the Loan Agreement) with Wells Fargo Foothill, Inc., a California corporation (the Lender), pursuant to which the Lender agreed to provide Velocity with a two year $12,500,000 credit facility to finance the acquisition of individual pools of unsecured consumer receivables that are approved by the Lender under specific eligibility criteria set forth in the Loan Agreement.

On the Closing Date, the following agreements were also entered into with the
Lender: a Continuing Guaranty (the Guaranty), under which the Company provides a secure guaranty of Velocitys obligations under the Loan Agreement; a Security and Pledge Agreement by and among the Registrant and the Lender, under which the Company pledged all of the Companys assets to secure the credit facility; and a Subordination Agreement by and among the Registrant, the Lender and Velocity, under which the Company agreed to subordinate certain sums of the intercompany payable due and owing from Velocity to the payments owed under the credit facility.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE 18 - SUBSEQUENT EVENTS (CONTINUED)

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