Form 10KSB/A
period 2004-12-31
VELOCITY ASSET MANAGEMENT INC
filed 2005-05-25
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                                (Amendment No. 2)


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Velocity Asset Management, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America

/s/ Cowan and Gunteski & Co., P.A.


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