Form 10QSB/A
period 2004-09-30
VELOCITY ASSET MANAGEMENT INC
filed 2005-07-22
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                (Amendment No. 2)


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


                                EXPLANATORY NOTE

We are filing this amendment to our Quarterly Report on Form 10-QSB, originally filed with the Securities and Exchange Commission on November 15, 2004 and as amended on the same date, for the purpose of amending Items 1 and 2. On July 22, 2005, we filed a Current Report on Form 8-K with respect to the revision of our accounting for certain exchanges of debt for equity (please see Note 1 to the financial statements). The filing of this Form 10-QSB/A Amendment No. 2 is necessitated by the revision of our accounting for these exchanges and we have made certain other clarifying changes in the notes to our financial statements included herein. Except as indicated above, no other information included in this Quarterly Report on Form 10-QSB is amended by this Form 10-QSB/A Amendment No. 2.

                    VELOCITY ASSET MANAGEMENT SERVICES, INC.

                                   FORM 10-QSB
                    For the Quarter Ended September 30, 2004


                     Index                                                 Page
                                                                          Number
PART I      FINANCIAL INFORMATION

Item 1   Condensed Consolidated Balance Sheets as at December 31, 2003
         and September 30, 2004 (unaudited for September 30, 2004 period)     1

         Condensed Consolidated Statements of Income (Loss) for the
         three and nine month periods ended September 30, 2004 and 2003
         (unaudited)                                                          3

         Condensed Consolidated Statements of Retained Earnings (Deficit)
         as of December 31, 2003 and for the nine months ended
         September 30, 2004 (unaudited for September 30, 2004)                4

         Condensed Consolidated Statements of Cash Flows for the nine
         month periods ended September 30, 2004 and 2003 (unaudited)          5

         Notes to Consolidated Financial Statements                           6

Item 2   Management's Discussion and Analysis or Plan of Operation           19

Item 3   Controls and Procedures                                             21


PART II

Item 1   Legal Proceedings                                                   22
Item 2   Changes in Securities                                               22
Item 3   Defaults Upon Senior Securities                                     22
Item 4   Submission of Matters to a Vote of Security Holders                 22
Item 5   Other Information                                                   22
Item 6   Exhibits and Reports on Form 8 - K                                  22
Signature                                                                    24
Exhibit 31.1                                                                 25
Exhibit 31.2                                                                 26
Exhibit 32.1                                                                 27
Exhibit 32.2                                                                 28

FORWARD LOOKING STATEMENTS

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

                                     PART I
                              FINANCIAL INFORMATION


Item 1   Financial Statements


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            September 30,  December 31,
                          ASSETS                                                2004          2003
                                                                            (Unaudited)         *
                                                                            ------------   ------------
CURRENT ASSETS
  Cash and Cash Equivalents                                                 $    289,682   $    540,427
  Accounts Receivable                                                             56,113        207,971
  Property Inventory Owned                                                     1,739,360      1,139,670
  Deposits on Properties                                                         120,000        127,500
  Tax Certificates Held and Accrued Interest Receivable, net of discounts        742,378      1,009,073
  Consumer Receivables                                                         2,607,497      1,767,166
                                                                            ------------   ------------

     Total Current Assets                                                      5,555,030      4,791,807

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation                                                                    36,653             --

OTHER ASSETS                                                                      75,000             --
                                                                            ------------   ------------

     Total Assets                                                           $  5,666,683   $  4,791,807
                                                                            ============   ============

*  Condensed from audited financial statements.

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    September 30,   December 31,
        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  2004            2003
                                                                     (Unaudited)         *
                                                                    ------------    ------------
CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses                             $     32,269    $    191,622
  Short-Term Borrowings Under Line of Credit                                  --         705,477
  Current Portion of Long-Term Debt                                      250,000       2,306,036
  Income Taxes Payable                                                     2,567           2,567
  Installment Payable                                                     50,746              --
  Current Portion of Obligations Under Capital Leases                    472,291         436,752
                                                                    ------------    ------------

     Total Current Liabilities                                           807,873       3,642,454
                                                                    ------------    ------------

LONG-TERM LIABILITIES
  Obligations Under Capital Leases, less current portion                 391,694         742,413
  Long-Term Debt, less current portion                                        --         499,020
                                                                    ------------    ------------

     Total Long-Term Liabilities                                         391,694       1,241,433
                                                                    ------------    ------------

     Total Liabilities                                                 1,199,567       4,883,887
                                                                    ------------    ------------


STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock, $0.001 par value, 40,000,000 shares Authorized,
    13,585,345 shares Issued and Outstanding as of September 30,
    2004 and 13,005,000 shares Issued and Outstanding as of
    December 31, 2003 (as Retroactively Restated Prior to Reverse
    Acquisition Pursuant to Recapitalization)                             13,586          13,005
  Additional Paid In Capital                                           7,114,661              --
  Retained Earnings (Deficit)                                         (2,661,131)       (105,085)
                                                                    ------------    ------------


  Total Stockholders' Equity (Deficit)                                 4,467,116         (92,080)
                                                                    ------------    ------------

     Total Liabilities and Stockholders' Equity (Deficit)           $  5,666,683    $  4,791,807
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

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                               For the Three Months Ended       For the Nine Months Ended
                                                      September 30,                   September 30,
                                               ----------------------------    ----------------------------
                                                   2004            2003            2004            2003
                                               ------------    ------------    ------------    ------------
REVENUES
  Sale of Real Property                        $    519,898    $    566,574    $  2,194,471    $  2,205,830
  Collections on Consumer Receivables
     and Interest Income                            643,117         187,085       1,241,519         420,626
                                               ------------    ------------    ------------    ------------

     Total Revenues                               1,163,015         753,659       3,435,990       2,626,456
                                               ------------    ------------    ------------    ------------

OPERATING EXPENSES
  Cost of Real Property                             460,707         557,556       2,104,089       2,011,881
  Consulting Fees                                     3,500          36,838          12,111          76,569
  Professional Fees                                 434,350          96,044         604,750         236,884
  Lien Searches                                       1,810          23,060          12,891          49,298

  Loss on Extinguishment of Debt                  2,859,307              --       2,859,307              --

  General and Administrative Expenses                47,429          29,071         170,760          62,148
                                               ------------    ------------    ------------    ------------


     Total Operating Expenses                     3,807,103         742,569       5,763,908       2,436,780
                                               ------------    ------------    ------------    ------------

     Income from Operations                      (2,644,088)         11,090      (2,327,918)        189,676
                                               ------------    ------------    ------------    ------------


OTHER INCOME (EXPENSE)
  Interest Expense                                 (105,920)        (70,651)       (338,119)       (259,089)
  Other Income                                       84,713          33,725         197,344          33,725
                                               ------------    ------------    ------------    ------------

     Total Other Income (Expense)                   (21,207)        (36,926)       (140,775)       (225,364)
                                               ------------    ------------    ------------    ------------

Income (Loss) Before Tax Provision               (2,665,295)        (25,836)     (2,468,693)        (35,688)

Provision for Income Taxes                            4,730           1,284           8,122           1,284
                                               ------------    ------------    ------------    ------------


Net Income (Loss)                              $ (2,670,025)   $    (27,120)   $ (2,476,815)   $    (36,972)
                                               ============    ============    ============    ============



Weighted Average Common Shares - Basic           13,585,345      13,005,000      31,276,206      13,005,000
                                               ============    ============    ============    ============


Net Income (Loss) per Common Share - Basic     $      (0.20)   $      (0.00)   $      (0.08)   $      (0.00)
                                               ============    ============    ============    ============


Weighted Average Common Shares - Diluted         52,578,845      13,005,000      38,553,162      13,005,000
                                               ============    ============    ============    ============


Net Income (Loss) per Common Share - Diluted   $      (0.05)   $      (0.00)   $      (0.06)   $      (0.00)
                                               ============    ============    ============    ============


              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

          Velocity Asset Management, Inc. (Formerly Tele-Optics, Inc.)


        CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)
                For the Nine Months Ended September 30, 2004 and
                        the Year Ended December 31, 2003


                                                     Common Stock
                                           --------------------------------     Additional         Retained             Total
                                             Number of                            Paid in          Earnings          Stockholders'
                                               Shares          Par Value          Capital          (Deficit)       Equity (Deficit)
                                           --------------    --------------    --------------    --------------    ----------------

**BALANCES, January 1, 2003                    13,005,000    $       13,005    $           --    $     (134,753)   $       (121,748)


Member Withdrawal                                      --                --                --            (1,000)             (1,000)

Net Income                                             --                --                --            30,668              30,668
                                           --------------    --------------    --------------    --------------    ----------------


*BALANCES, December 31, 2003                   13,005,000            13,005                --          (105,085)            (92,080)

February 3, 2004 - Reverse Acquisition:
---------------------------------------
   Issuance of Stock Pursuant to the
   Reverse Acquisition (See Note 12
   for Details)                                79,682,500            79,683                --                --              79,683

   Net Income of Subsidiary (i.e
   Tele-Optics, Inc.) through February
   3, 2004 (Date of Acquisition)
   and the prior years' accumulated deficit            --                --                --           (79,231)            (79,231)

   Sale of Stock Pursuant to the Private
   Placement (See Note 12 for Details)          7,312,500             7,312           492,688                --             500,000

April 8, 2004 - Reverse Stock Split:
------------------------------------
   Issuance of Stock Pursuant to Right
   to Receive Clause                           23,505,000            23,505           (23,505)               --                  --

   Reverse Stock Split (13:1) (See Note
   13 for Details)                           (114,004,379)         (114,004)          114,004                --                  --

August 12, 2004 - Debt Conversion for
   Stock (See Note 16 for Details)              4,084,724             4,085         6,531,474                --           6,535,559

Net Loss - For the Nine Months Ended
September 30, 2004                                     --                --                --        (2,476,815)         (2,476,815)
                                           --------------    --------------    --------------    --------------    ----------------

***BALANCES, September 30, 2004                13,585,345    $       13,586    $    7,114,661    $   (2,661,131)   $      4,467,116
                                           ==============    ==============    ==============    ==============    ================


* - Issued as an audited consolidated statement of retained earnings (deficit) of STB, Inc. prior to the reverse acquisition of Tele-Optics, Inc.

** - Issued as an audited combined statement of retained earnings (deficit) / members' equity (deficit) of J. Holder, Inc. and VOM, LLC, prior to the reverse acquisition of Tele-Optics, Inc.

*** - Unaudited

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                For the Nine    For the Nine
                                                                                Months Ended    Months Ended
                                                                                September 30,   September 30,
                                                                                    2004            2003
                                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income (Loss)                                                             $ (2,476,815)   $    (36,972)

  Adjustments to reconcile net income (loss) to net cash provided from
    (used by) operating activities
    Depreciation                                                                       4,146              --
    Accrued Interest Expense Charged to Additional Paid in Capital                    86,499              --

    Loss on Extinguishment of Debt                                                 2,859,307              --

    (Increase) Decrease in:
      Accounts Receivable                                                            151,858              --
      Tax Certificates Held and Accrued Interest Receivable, Net of Discounts        266,695         625,892
      Property Inventory Owned                                                      (599,690)        497,781
      Consumer Receivables                                                          (840,331)       (485,193)
      Deposits on Properties                                                           7,500          25,000
      Other Investments                                                                   --          20,000
    Increase (Decrease) in:
      Installment Payable                                                             50,746              --
      Accrued Expenses                                                                69,868          67,694
      Income Taxes Payable                                                                --           1,284
                                                                                ------------    ------------
          Net Cash Provided from (Used by) Operating Activities                     (420,217)        715,486
                                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of Property and Equipment                                             (40,800)             --
      Cash Received from Reverse Merger                                                  452              --
                                                                                ------------    ------------
          Net Cash Used by Investing Activities                                      (40,348)             --
                                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Origination Fees                                                              (75,000)             --
  New Borrowings:
      Short-Term                                                                     200,000              --
      Long-Term                                                                           --         911,538
  Debt Reduction:
      Short-Term                                                                          --      (1,175,880)
      Long-Term                                                                     (415,180)             --
  Proceeds Received from Private Placement Stock Sale                                500,000              --
  Capital Withdrawal                                                                      --          (2,000)
                                                                                ------------    ------------
    Net Cash Provided from (Used by) Financing Activities                            209,820        (266,342)
                                                                                ------------    ------------

Net Increase (Decrease) in Cash and Cash Equivalents                                (250,745)        449,144

Cash and Cash Equivalents, Beginning of Period                                       540,427         382,429
                                                                                ------------    ------------

Cash and Cash Equivalents, End of Period                                        $    289,682    $    831,573
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


Restatement
-----------

We have restated our consolidated financial statements for the three month period ended September 30, 2004. The restatement consists of an adjustment to include a loss on debt extinguishment recorded in the third quarter of 2004 to comply with APB 26, "Early Extinguishment of Debt." The restatement had no impact on net cash used in operating activities in the statement of cash flows.

The addition of the loss on debt extinguishment resulted from the need to apply the accounting principles in paragraph 20 of APB 26 in determining the difference between the reacquisition price and the net carrying amount of the extinguished debt related to the August 12, 2004 exchange in which $3,676,252 in outstanding debt was exchanged for 4,084,724 shares of the Company's Common Stock at $0.90 per share. After further evaluation, we determined that APB 26 requires that a loss be computed using the August 12, 2004 $1.60 OTCBB market price of VCYA.ob common stock, resulting in a non-cash loss of $2,859,307 due to the difference between the $1.60 OTCBB market price and the $0.90 per share used in the negotiated exchange. This loss generates a permanent timing difference between book and tax reporting.

The effect of the adjustment for the nine month period ended September 30, 2004 was a decrease from a net income of $382,492 to a net loss of ($2,476,815) which resulted in a decrease in basic earnings per share for the nine months ended September 30, 2004 from $0.01 to ($0.08) or a $0.09 decrease and a decrease in diluted earnings per share from $0.01 to ($0.06) or a $0.07 decrease.

The effect of the adjustment for the three month period ended September 30, 2004 was a decrease from a net income of $189,282 to a net loss of ($2,670,025) which resulted in a decrease in basic earnings per share for the three months ended September 30, 2004 from $0.01 to ($0.20) or a $0.21 decrease and a decrease in diluted earnings per share from $0.00 to ($0.05) or a $0.05 decrease.

The restatement had no impact on our cash position and revenue as previously reported for the three month period and the nine month period ended September 30, 2004. See Note 6, 7 and 15 for additional details regarding the loss on extinguishment of debt.

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


VOM, L.L.C. - VOM, LLC ("VOM") was formed in 2002 to invest in, and maximize the return on, New Jersey Municipal Tax Liens. VOM focuses on maximization of profit through legal collections and owned real estate opportunities presented by the current tax lien environment.


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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Reverse Acquisition
-------------------

For the purposes of these financial statements, the merger of STB, Inc. into Velocity Asset Management, Inc.'s wholly-owned subsidiary TLOP Acquisition Company, LLC was treated as a reverse acquisition. The merger of a private company into a non-operating public shell corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with shareholders of the former public shell continuing only as passive investors. These transactions are considered to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization. The acquisition price becomes the net book value of the assets received. No additional cash or boot was exchanged. No goodwill has been recorded, since the net assets acquired equals the capital recorded under the reverse acquisition. Accordingly, the reverse acquisition has been accounted for as a recapitalization (See Note 11 for details regarding the recapitalization).

For accounting purposes, STB, Inc. is considered the acquirer in the reverse acquisition. The statement of operations for Velocity Asset Management, Inc. for the nine months ended September 30, 2004, includes nine months of revenues and expenses of STB, Inc and its subsidiaries combined with the revenues and expenses for Tele-Optics, Inc. and its subsidiary for the period from the date of acquisition, February 3, 2004, through September 30, 2004.


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


Investments and Revenue Recognition - Property Inventory Owned
--------------------------------------------------------------

Property inventory owned consists of Investments in real property purchased by the Company for resale are carried at the lower of cost or market value. This includes the cost to purchase the property and repairs or other costs required to get the property ready for resale. The Company recognizes income and related expenses from the sale of real property investments at the date the sale closes.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments and Revenue Recognition - New Jersey Municipal Tax Liens
--------------------------------------------------------------------


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


Investments and Revenue Recognition - Consumer Receivable Portfolios
--------------------------------------------------------------------

The Company purchases pools of credit card portfolios at a substantial discount from their face amounts and the portfolios are recorded at the Company's acquisition cost. In accordance with Practice Bulletin 6 ("PB6"), revenue is recognized based on the Company's anticipated cash collections and its estimated rate of return over the useful life of the pool. Revenue is recognized to the extent that collections exceed the estimated rate of return taken on the portfolio as a whole. Each pool's estimated useful life is different, but each pool is generally amortized between 48 and 60 months. As of September 30, 2004, 2003 and 2002 the Company had 12, 4 and 0 pools respectively, under the interest method of revenue recognition.

Where the future cash collections of a portfolio cannot be reasonably estimated the Company uses the cost recovery method as prescribed under PB6. Under the cost recovery method, no revenue is recognized until we have fully collected the initial acquisition cost of the portfolio. The Company currently has no credit card portfolios under the cost recovery method.

Allowance for Consumer Receivable Portfolio Losses
--------------------------------------------------

Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover the losses of principle, net of discount, in the existing portfolio. The Company's charge-off policy is to charge-off the principle balance of loans when all collection efforts have been exhausted. In the event that cash collected would be inadequate to amortize the carrying value, an impairment charge would be taken with a corresponding write-off to the receivables balance. Therefore, no allowance has been applied to the credit card portfolio balances at September 30, 2004, 2003 and 2002.

Equipment and Depreciation
--------------------------

Property and equipment are recorded at cost. Depreciation is computed under both the straight-line and the double-declining balance methods for financial reporting purposes. Depreciation expense for the nine months ended September 30, 2004 and 2003 was $4,146 and $-0-, respectively.

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


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

                                          September 30,   December 31,
                                              2004            2003
                                          ------------    ------------

         Office Equipment                 $     40,799    $         --
         Less: Accumulated Depreciation         (4,146)             --
                                          ------------    ------------

                                          $     36,653    $         --
                                          ============    ============


NOTE 4 - INVESTMENTS

Investments in Real Property
----------------------------

As discussed in Note 1, investments in real property are made at a discount to fair market value with the focus on acquiring the property for resale or to perfect the partial interest and/or clouded title for resale. Purchases of property have been funded by a line of credit from a shareholder, see Note 6.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004


NOTE 4 - INVESTMENTS (CONTINUED)

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


NOTE 5 - CONSUMER RECEIVABLES

Consumer receivables consist of the following:


                                          September 30,   December 31,
                                              2004            2003
                                          ------------    ------------

         Consumer receivable portfolios   $ 15,556,052    $ 10,171,860
         Discount on portfolios            (12,948,555)     (8,404,694)
                                          ------------    ------------

                                          $  2,607,497    $  1,767,166
                                          ============    ============

The Company does not accrue interest income and discount amortization on accounts due to the irregularity of collections and no assurance of collections. All loans are distressed and past due.


NOTE 6 - LINE OF CREDIT

The Company had a $2,000,000 line of credit with a shareholder, which was due to expire May 2005, for the purpose of financing the Company's investments in real property. Interest at 10% per annum was due upon sale of the real property, based on the number of days the funds were committed to the investment. Each investment was presented on a case-by-case basis for funding approval and, if approved, the asset purchased was assigned as collateral to the shareholder for the funds advanced until the property was sold. Funds advanced were held and disbursed from an attorney trust account. At September 30, 2004 and December 31, 2003, there was $0 and $1,294,523, respectively, available under this line of credit. Interest expense for the nine months ended September 30, 2004 and the year ended December 31, 2003 was $124,859 and $66,237, respectively. On August 12, 2004, the Company entered into an agreement under which the line of credit was exchanged for shares of the Company's common stock, par value $.001 per share, at a rate of one share per $0.90 of the obligation. The total debt exchanged, including accrued interest of $79,489, totaled $984,966. The effective date of this exchange of debt for equity is retroactive to July 1, 2004, which reflects the agreement of the parties that no interest would be accrued or paid on the debt exchanged since the last interest payment date, June 30, 2004. On August 12, 2004, the Company's stock as traded on the OTCBB had a market value of $1.60. Paragraph 20 of APB 26 requires that a difference between the reacquisition price and the net carrying amount of the extinguished debt should be recognized currently in income of the period of extinguishment as losses or gains and identified as a separate item. In connection with the exchange of line of credit, the Company has recorded a non-cash loss on early extinguishment of debt of $794,349.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004



NOTE 7 - LONG-TERM DEBT

Notes payable consist of the following:

                                                                                  September 30,  December 31,
                                                                                      2004           2003
                                                                                  ------------   ------------

Note payable to an officer and a related trust, interest at 10% per annum, secured by tax lien certificates and all other assets of the
Company.  Principal and interest  payable quarterly or, if not quarterly, at such time as the Company's cash flow allows, was due July 17,
2004.  On August 12, 2004, the Company entered into an agreement under which the above note payable was exchanged for shares of the
Company's common stock, par value $.001 per share at a rate of one share per $0.90 of the obligation.  The total debt exchanged including accrued interest of $75,095, totaled $1,581,131.  The effective date of this exchange of debt for equity is retroactive to July 1, 2004, which reflects the agreement of the parties that no interest would be accrued or paid on the debt exchanged since the last interest payment date,
June 30, 2004.  On August 12, 2004, the Company's stock as traded on the OTCBB had a market value of $1.60.  Paragraph 20 of APB 26 requires that any difference between the reaquisition price and the net carrying amount of the extinguished debt should be recognized currently in income of the period of extinguishment as losses or gains and identified as a separate item.  In connection with this debt exchange, the Company has recorded a non-cash loss on early extinguishment
of debt of $1,256,470.                                                            $         --   $  1,506,036

Note payable to Michael Kelly, interest at 8% per annum payable semi-
annually; at the expiration of one year, upon 30 days notice to the
Company, the note could have been payable upon demand, secured by first position upon all corporate assets.  On August 12, 2004, the
Company entered into an agreement under which the above note was exchanged for shares of the Company's common stock, par value
$.001 per share at a rate of one share per $0.90 of the obligation.  The total debt exchanged including accrued interest of $11,902, totaled
$3,111,902.  The effective date of this exchange of debt for equity is
July 1, 2004, which reflects the agreement of the parties that no interest would be accrued or paid on the debt exchanged since the last interest payment date, June 30, 2004.  On August 12, 2004, the
Company's stock as traded on the OTCBB had a market value of $1.60.
Paragraph 20 of APB 26 requires that any difference between the reacquisition price and the net carrying amount of the extinguished debt should be recognized currently in income of the period of extinguishment as losses or gains and identified as a separate item.
In connection with this debt exchange, the Company has recorded a
non-cash loss on early extinguishment of debt of $241,089.                                  --        300,000
                                                                                  ------------   ------------


                                                                      Subtotal    $         --   $  1,806,036
                                                                                  ------------   ------------

                                                                                  September 30,  December 31,
                                                                                      2004           2003
                                                                                  ------------   ------------
Balance brought forward                                                           $         --   $  1,806,036


Notes payable to an officer, interest at 8% per annum, unsecured.
All notes originated during the period of January-May of 2003 and were each due in five years.  Principal and interest was due on the anniversary of each note except for the first year, which payment shall be optional and otherwise added to the second year payment.
On August 12, 2004, the Company entered into an agreement
under which the above notes payable were exchanged for shares of the Company's common stock, par value $.001 per share at a rate of one share per $0.90 of the obligation.  The total debt exchanged, including accrued interest of $51,798, totalled $550,818.  The effective date of this exchange of debt for equity is retroactive to
July 1, 2004, which reflects the agreement of the parties that no interest would be accrued or paid on the debt exchanged since the last interest payment date, June 30, 2004.  On August 12,
2004, the Company's stock as traded on the OTCBB had a market value of $1.60.  Paragraph 20 of APB 26 requires that any difference between the reacquisition price and the net carrying amount of the extinguished debt should be recognized currently in income of the period of extinguishment as losses or gains and identified as a separate item.  In connection with this debt exchange, the
Company has recorded a non-cash loss on early extinguishment
of debt of $446,832.                                                                        --        499,020

Note payable to Richard Cavanaugh, interest at 8% per annum
payable semi-annually, upon 30 days notice to the Company, the note may be payable upon demand and is unsecured.  On August
12, 2004, the Company entered into an agreement under which a
$150,000 note payable was exchanged for shares of the Company's common stock, par value $.001 per share at a rate of one share per $0.90 of the obligation.  The total debt exchanged, including accrued interest of $5,015, totalled $155,015.  The effective date of the exchange of debt for equity is retroactive to July 1, 2004, which reflects the agreement of the parties that no interest would be accrued or paid on the debt exchanged since the last interest payment date, June 30, 2004.  On August 12, 2004, the Company's stock as traded on the OTCBB had a market value of $1.60.
Paragraph 20 of APB 26 requires that any difference between the reacquisition price and the net carrying amount of the extinguished debt should be recognized currently in income of the period of extinguishment as losses or gains and identified as a separate item.  In connection with this debt exchange, the Company has recorded a non-cash loss on early extinguishment of debt of
$120,567.                                                                                   --        500,000
                                                                                  ------------   ------------


                                                                      Subtotal    $         --   $  2,805,056
                                                                                  ------------   ------------

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004



NOTE 7 - LONG-TERM DEBT (continued)

                                                              September 30,  December 31,
                                                                  2004           2003
                                                              ------------   ------------
Balance brought forward                                       $         --   $  2,805,056

Note payable to Richard Cavanaugh, interest at 6% per annum
payable semi-annually, upon 30 days notice to the Company,
the note may be payable upon demand and is unsecured               250,000             --
                                                              ------------   ------------

                                                                   250,000      2,805,056
Less: Current Portion                                              250,000      2,306,036
                                                              ------------   ------------
                                                              $         --   $    499,020
                                                              ============   ============


Maturities of notes payable are as follows:

          2005                     $    250,000
                                   ============



NOTE 8 - OBLIGATIONS UNDER CAPITAL LEASE


Capital lease obligations consist of the following:

                                                                         September 30,  December 31,
                                                                             2004           2003
                                                                         ------------   ------------
Capital lease payable to Unifund Portfolio E, LLC, in monthly payments of $44,834, including interest at 5.75% with a balloon payment due
November 2005, secured by corresponding investment portfolios            $    863,985   $  1,179,165
                                                                         ============   ============

Minimum lease payments due under capital leases as of September 30, 2004, are as follows:

     Period Ending September 30, 2005                                $  542,856
     Period Ending September 30, 2006                                   452,380
                                                                     ----------
     Total net minimum capital lease payments                           995,236
     Less amounts representing interest                                 131,251
                                                                     ----------
     Present value of future minimum capital lease payments             863,985
     Less Current Portion of Obligations Under Capital Leases           472,291
                                                                     ----------
     Obligations Under Capital Lease, less current portion           $  391,694
                                                                     ==========


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


The Company paid legal consulting fees to an entity related to a director and shareholder in the amount of $36,226 and $128,147 for the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively. This related entity provided office space and administrative support to the Company at no cost for 2003.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 9 -RELATED PARTY TRANSACTIONS (Continued)


The Company paid legal research fees to an entity related to a shareholder in the amount of $96,273 for the year ended December 31, 2003.

At September 30, 2004 and December 31, 2003, the Company had a receivable from a related party in the amount of $14,950 and $16,872, respectively.


NOTE 10 - INCOME TAXES

The provision for corporate income taxes for the nine months ended September 30, 2004 and 2003 consists of the following:


                                   For the Nine Months Ended:
                                  -----------------------------
                                  September 30,    September 30,
                                      2004             2003
                                  -------------   -------------
                 Current:
                    Federal       $          --   $          --
                    State                 8,122           1,284
                                  -------------   -------------


                          Total   $       8,122   $       1,284
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

NOTE 11 - RECAPITALIZATION

As detailed in Note 2 - Summary of Accounting Policies - Reverse Acquisition, the merger of STB, Inc. into Velocity Asset Management, Inc.'s wholly-owned subsidiary TLOP Acquisition Company, LLC was treated as a reverse acquisition resulting in a recapitalization. The details of the recapitalization are as follows:


                                                          February 3, 2004
                                     -----------------------------------------------------------
                                         Balance            Adjustments             Balance
                                         Prior to           Pursuant to              After
         Equity Account              Recapitalization    Recapitalization       Recapitalization
---------------------------------    ----------------    ----------------       ----------------
Common Stock, Par Value              $            100    $         12,905 (A)   $         13,005

Additional Paid in Capital                        900                (900)(A)                 --

Retained Earnings (Deficit)                  (122,748)            (12,005)(A)           (134,753)
                                     ----------------    ----------------       ----------------

                          Totals     $       (121,748)   $             --       $       (121,748)
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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004


NOTE 11 - RECAPITALIZATION (Continued)

This recapitalization adjustment increased the common stock of STB, Inc. from its former value of $100 to the par value of Velocity Asset Management, Inc. (the former public shell entity) of $13,005 (which equals the 13,005,000 shares of outstanding stock times a stated par value of $0.001). The offset of this $12,905 adjustment eliminated the additional paid in capital of $900 and the balance of $12,005 was an adjustment to the entity's retained deficit.

NOTE 12 - COMMON STOCK TRANSACTIONS

Concurrent with and pursuant to the reverse merger between Velocity Asset Management, Inc (formerly Tele-Optics, Inc.) and STB, Inc. (See Note 2 - Summary of Significant Accounting Policies), the Company issued the following shares of common stock to the executive officers of the Company:


                  Name of                        Number             Par
             Executive Officers                of Shares *         Value
     -----------------------------------   ----------------   --------------

     Jack C. Kleinert                             3,064,712   $        3,065
     W. Peter Ragan, Sr.                          1,532,356            1,532
     W. Peter Ragan, Jr.                          1,532,356            1,532
                                           ----------------   --------------

                                 Totals           6,129,423   $        6,129
                                           ================   ==============


Additionally, concurrent with the reverse merger, the Company sold the following shares of common stock pursuant to a private placement to the following shareholder for $500,000:


                 Name of                       Number              Par
               Shareholder                   of Shares *          Value
        ---------------------------       ---------------     -------------

        David Grantatell                          562,500     $         563
                                          ===============     =============


* The number of shares represents the post reverse stock split quantities and have been adjusted to reflect the 13:1 reverse stock split, as detailed in Note 13.

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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004


NOTE 14 - OUTSTANDING WARRANTS

At September 30, 2004, the Company had outstanding warrants to purchase 2,999,500 shares of the Company's common stock (as adjusted for the 13:1 reverse stock split - see Note 13) at a price of $1.04 per share. The warrants were granted pursuant to the Merger Agreement effective February 3, 2004 and expire after a period of five years.


NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION


Cash was expended for interest in the amount of $105,920 and $262,217 for the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively. Cash was expended for income taxes in the amount of $8,122 and $2,892 for nine months ended September 30, 2004 and the year ended December 31, 2003, respectively.


On August 12, 2004, the Company entered into agreements with an officer and other creditors in satisfaction of their outstanding loans under which the Company exchanged $3,676,252 of its existing indebtedness ("the Obligations") for 4,084,724 shares of the Company's common stock, par value $.001 per share at a rate of one share per $0.90 of the obligation. The effective date of this conversion of debt to equity is retroactive to July 1, 2004, which reflects the agreement of the parties that no interest would be accrued or paid on the debt exchanged since the last interest payment date, June 30, 2004. On August 12, 2004, the Company's stock as traded on the OTCBB had a market price of $1.60. Paragraph 20 of APB 26 requires that any difference between the reacquisition price and the net carrying amount of the extinguished debt should be recognized currently in income of the period of extinguishment as losses or gains and identified as a separate item. In connection with this debt exchange, the Company has recorded a non-cash loss on early extinguishment of debt of $2,859,307. The non-cash transaction was as follows:

           Number of Shares Issued                         4,084,724
           Times: Corresponding Stock Valuation         $       1.60
                                                        ------------
           Total Stock Value Issued in Exchange         $  6,535,559
                                                        ============

           Total common stock issued                    $      4,085
           Total additional paid in capital                6,531,474
                                                        ------------
           Total                                        $  6,535,559
                                                        ============

           Total Debt Extinguished
           Short-term borrowings under line of credit   $    905,476
           Notes payable                                   2,455,056
           Accrued interest payable                          229,221
           Accrued interest expense                           86,499
                                                        ------------
           Total Debt Extinguished                         3,676,252
           Loss on Extinguishment of Debt                  2,859,307
                                                        ------------

           Total                                        $  6,535,559
                                                        ============

       * The loss on extinguishment of debt represents the difference in value of the stock on August 12, 2004 between the application of APB 26, Paragraph 20 for financial statement purposes and the agreement under which the transaction was executed. Thus, the difference is 4,084,724 shares times $0.70 ($1.60 less $0.90) resulting in a loss on extinguishment of debt of $2,859,307.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004


NOTE 16 - CONCENTRATIONS OF CREDIT RISK


The consolidated entities maintain cash balances at one institution located in central New Jersey. The amounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000 per entity. The amount at risk at September 30, 2004 and December 31, 2003 was $16,778 and $335,948, respectively. The Company considers the risk to be minimal.


NOTE 17 - SUBSEQUENT EVENTS

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


Effective April 8, 2004, the Company amended its certificate of incorporation to
(a) change its corporate name to Velocity Asset Management, Inc., (b) effect a 13 for one reverse split of the Company's then issued and outstanding shares of common stock, and (c) change the total authorized shares of its capital stock to 50,000,000 shares, of which 40,000,000 are classified as common stock, par value $.001 per share, and 10,000,000 are classified as preferred stock, par value $.001 per share, issuable in such series with such powers, designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as the Company's Board of

Directors may fix from time to time by resolution or resolutions. As a result of such amendment, the Company had sufficient authorized shares of common stock to enable it to issue to the Stockholders the additional shares of common stock and warrants as provided in the Merger Agreement and such shares and warrants have been issued. In addition, the Company's Board of Directors was authorized to designate a class of preferred stock into which Mr. Kleinert and two other parties (holding an aggregate of approximately $2,800,000 of indebtedness as of March 31, 2004) had agreed to convert all of their indebtedness. In lieu of such conversion, on August 12, 2004, the Company entered into agreements with an officer and other creditors in satisfaction of their outstanding loans under which the Company exchanged $3,676,252 of its existing indebtedness for 4,084,724 shares of the Company's common stock, par value $.001 per share at a rate of one share per $0.90 of the indebtedness. The effective date of this conversion of debt to equity is retroactive to July 1, 2004, which reflects the agreement of the parties that no interest would be accrued or paid on the debt exchanged since the last interest payment date, June 30, 2004. On August 12, 2004, the Company's stock as traded on the OTCBB had a market price of $1.60. Paragraph 20 of APB 26 requires that any difference between the reacquisition price and the net carrying amount of the extinguished debt should be recognized currently in income of the period of extinguishment as losses or gains and identified as a separate item. In connection with this debt exchange, the Company has recorded a non-cash loss on early extinguishment of debt of $2,859,307 in the three-month period ended September 30, 2004.


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

Operating Expenses


Total operating expenses in the 2004 Third Quarter were $3,807,103 as compared to $742,569 in the 2003 Third Quarter. Total operating expenses for the 2004 Period were $2,904,601 as compared to $2,436,780 for the 2003 Period. The increase in total operating expenses for both periods was primarily attributable to a non-cash loss on early extinguishment of debt of $2,859,307 in the 2004 Third Quarter.


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

Net Income (Loss)


Net loss in the 2004 Third Quarter was $2,670,025 as compared to net income of $27,120 in the 2003 Third Quarter. Net loss for the 2004 Period was 2,476,815 as compared to a net loss of $36,972 in the 2003 Period. The net loss for both periods is attributable to a non-cash loss on early extinguishment of debt of $2,859,307 in the 2004 Third Quarter. Results of operations are likely to fluctuate from quarter to quarter depending on the mix of revenue sources and other factors beyond the Company's control as indicated above. Accordingly, comparisons of quarter to quarter results may not be meaningful.


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

                                    SIGNATURE


         In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       VELOCITY ASSET MANAGEMENT, INC.


Dated:  July 22, 2005                  By: /s/ JOHN C. KLEINERT
                                           ------------------------------------
                                           John C. Kleinert
                                           Chief Executive Officer and President