Form 10KSB/A
period 2004-12-31
VELOCITY ASSET MANAGEMENT INC
filed 2005-07-22
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                                (Amendment No. 3)



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

Transitional Small Business Disclosure Format (check one):
                                 YES [ ] NO [X]


                       DOCUMENTS INCORPORATED BY REFERENCE

         None

                                EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-KSB, originally filed with the Securities and Exchange Commission on April 15, 2005 and as amended on May 24, 2005 and May 25, 2005, for the purpose of amending Items 6 and 7. On July 22, 2005, we filed a Current Report on Form 8-K with respect to the revision of our accounting for certain exchanges of debt for equity (please see Note 1 to the financial statements). The filing of this Form 10-KSB/A Amendment No. 3 is necessitated by the revision of our accounting for these exchanges and we have made certain other clarifying changes in the notes to our financial statements included herein. Except as indicated above, no other information included in this Annual Report on Form 10-KSB is amended by this Form 10-KSB/A Amendment No. 3.

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

Operating Expenses

        Comparison of the Fiscal Year Ended December 31, 2004 to the Fiscal Year Ended December 31, 2003.


         Total operating expenses for the fiscal year ended December 31, 2004 were $6,914,517 as compared to $3,711,349 during the fiscal year ended December 31, 2003. The increase in total operating expenses was primarily attributable to a non-cash loss on early extinguishment of debt of $2,859,307 in the three month period ended September 30, 2004. General and administrative expenses increased in fiscal 2004 as a result of our increasing collection fees and lien searches for Velocity Investments and the commencement of payroll.


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

Net Income (Loss)

         Comparison of the Fiscal Year Ended December 31, 2004 to the Fiscal Year Ended December 31, 2003.


         Net loss for the fiscal year ended December 31, 2004 was $2,705,155 as compared to net income for the fiscal year ended December 31, 2003 of $30,668. The increase in net loss is primarily attributable to a non-cash loss on early extinguishment of debt of $2,859,307 in the three month period ended September 30, 2004.


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

- ----------------------------------------------------------------------------------------------------------
                                     YEAR BECAME AN
           NAME             AGE     EXECUTIVE OFFICER                    POSITIONS
           ----             ---     -----------------                    ---------
------------------------------------------------------------------------------------------------------------
     John C. Kleinert        46           2004          President, Chief Executive Officer(1)
------------------------------------------------------------------------------------------------------------
    James J. Mastriani       34           2004          Chief Financial Officer
------------------------------------------------------------------------------------------------------------
    W. Peter Ragan, Sr.      58           2004          Vice President(1)
------------------------------------------------------------------------------------------------------------
    W. Peter Ragan, Jr.      34           2004          Treasurer, Secretary and Chief Financial Officer
------------------------------------------------------------------------------------------------------------

(1)  Such person is also a member of our board of directors.


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

--------------------------------------------------------------------------
                                       YEAR BECAME A
          NAME               AGE         DIRECTOR           BACKGROUND
          ----               ---         --------           ----------
--------------------------------------------------------------------------
   John C. Kleinert           46           2004             Co-Founder
--------------------------------------------------------------------------
   W. Peter Ragan, Sr.        58           2004             Co-Founder
--------------------------------------------------------------------------

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

                                     PART IV
                                     -------

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)      Exhibits


Exhibit
Number   Title                                                                    Reference
2.1     Agreement and Plan of Merger dated as of February 3, 2004, by and among Tele-Optics, Inc., TLOP Acquisition Company, L.L.C., STB,Inc.,
        John C. Kleinert, W. Peter Ragan, Sr. and W. Peter Ragan, Jr.                A*
3.1(2)  Certificate of Incorporation                                                 B*
3.1(3)  Amendment to Certificate of Incorporation                                    C*
3.2(2)  By-laws, as currently in effect                                              B*
4.1     Specimen Common Stock Certificate                                            D*
4.2     Form of Subscription Agreement                                               E*
4.3     Loan and Security Agreement, dated as of January 27, 2005, by and
        between Velocity Investments, LLC and Wells Fargo Foothill, Inc.             F*
4.4     General Continuing Guaranty, dated January 27, 2005, executed by
        Registrant in favor of Wells Fargo Foothill, Inc.                            F*
4.5     Security and Pledge Agreement, dated as of January 27, 2005, by and
        between Registrant and Wells Fargo Foothill, Inc.                            F*
4.6     Subordination Agreement, dated as of January 27, 2005, by and
        between Registrant and Wells Fargo Foothill, Inc.                            F*
10.1    Business Advisory Agreement, dated as of February 5, 2004, by and
        between Lomond International, Inc. and Registrant                            G*
10.2    Employment Contract, dated as of September 8, 2004, by and between
        Registrant and James J. Mastriani                                            H*
10.3    Independent Consulting Agreement, dated December 16, 2004, between
        Registrant and The Del Mar Consulting Group, Inc.                            I*
10.4    Non-qualified Stock Option Agreement, dated December 16, 2004,
        Between Registrant and The Del Mar Consulting Group, Inc.                    I*
10.5    Employment Agreement, dated as of January 1, 2004, between John C.
        Kleinert and STB, Inc. (n/k/a Velocity Asset Management, Inc.)               J*
10.6    Addendum, dated September 1, 2004, to Employment Agreement, dated
        as of January 1, 2004, between John C. Kleinert and Registrant               J*
10.7    Employment Agreement, dated as of January 1, 2004, between John C.
        Kleinert and J. Holder, Inc.                                                 J*
10.8    Addendum, dated September 1, 2004, to Employment Agreement, dated
        As of January 1, 2004, between John C. Kleinert and J. Holder, Inc.          J*
10.9    Employment Agreement, dated as of January 1, 2004, between Velocity
        Investments, LLC and W. Peter Ragan, Jr.                                     J*
10.10   Addendum, dated September 1, 2004, to Employment Agreement, dated
        As of January 1, 2004, between W. Peter Ragan, Jr. and Velocity
        Investments, LLC                                                             J*
10.11   Employment Agreement, dated as of January 1, 2004, between VOM, LLC
        and W. Peter Ragan, Sr.                                                      J*
10.12   Addendum, dated September 1, 2004, to Employment Agreement, dated
        As of January 1, 2004, between W. Peter Ragan, Sr. and VOM, LLC              J*
10.13   Retainer Agreement, dated as of January 1, 2005, between Ragan &
        Ragan, P.C. and Velocity Investments, LLC                                    J*
10.14   Retainer Agreement, dated as of January 1, 2005, between Ragan &
        Ragan, P.C. and VOM, LLC                                                     J*
10.15   Retainer Agreement, dated as of January 1, 2005, between Ragan &
        Ragan, P.C. and J. Holder, Inc.                                              J*

10.16   Form of Legal Collection Agreement                                           J*
16.1    Letter of Robert C. Seiwell, Jr. CPA                                         K*
23.1    Consent of Cowan, Gunteski & Co. P.A.                                    Attached
31.1    Certification of the Chief Executive Officer pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002                            Attached
31.2    Certification of the Chief Financial Officer pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002                            Attached
32.1    Certification of the Chief Executive Officer pursuant to
        18 U.S.C. Section 1350, as adopted pursuant to Section 906
        of the Sarbanes-Oxley Act of 2002                                        Attached
32.2    Certification of the Chief Financial Officer pursuant to
        18 U.S.C. Section 1350, as adopted pursuant to Section 906
        of the Sarbanes-Oxley Act of 2002                                        Attached


------------------------------


A Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2004.
B Incorporated by reference to Registrant's Registration Statement on Form S-18 (File No. 33.13609A) filed with the Securities and Exchange Commission.
C Incorporated by reference to Registrant's Definitive Information Statement filed with the Securities and Exchange Commission on March 19, 2004.
D. Previously filed with Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2004.
E Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2004.
F Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2005.
G Incorporated by reference to Schedule 13D filed by Lomond International, Inc. with the Securities and Exchange
H Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2004.
I Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2005.
J Filed as part of Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-122062, filed with the Securities Exchange Commission on March 16, 2005.
K Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2004.


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



Dated:    July 22, 2005


                                   VELOCITY ASSET MANAGEMENT, INC.


                                   By: /s/ JOHN C. KLEINERT
                                       -----------------------------------------
                                       Name:   John C. Kleinert
                                       Title:  President and Chief
                                               Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

--------------------------------------------------------------------------------
SIGNATURE                         TITLE                           DATE
--------------------------------------------------------------------------------


/s/ JOHN C. KLEINERT              President, Chief Executive       July 22, 2005
--------------------------------   Officer and Director
    John C. Kleinert


/s/ W. PETER RAGAN SR.             Vice President and Director     July 22, 2005
--------------------------------
    W. Peter Ragan, Sr.


/s/ W. PETER RAGAN, JR.            Treasurer and Secretary         July 22, 2005
--------------------------------
    W. Peter Ragan, Jr.


/s/ JAMES J. MASTRIANI             Chief Financial Officer         July 22, 2005
--------------------------------    and Chief Legal Officer
    James J. Mastriani

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


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                        F-7 - F-25

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


As discussed in Note 1 to the consolidated financial statements, certain errors and disclosures in connection with the early extinguishment of debt were omitted from the previously issued consolidated financial statements of the Company. Accordingly, the 2004 consolidated financial statements have been restated to correct the error and provide additional disclosure.

Cowan, Gunteski & Co., P.A.

/s/ Cowan Gunteski & Co., P.A.

Toms River, New Jersey
July 15, 2005


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

See Accompanying Notes and Independent Registered Public Accounting Firm's
Report.


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)


                           CONSOLIDATED BALANCE SHEETS


       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                          December 31,   December 31,
                                                                                   2004          2003 *
                                                                               ------------   ------------
CURRENT LIABILITIES
 Accrued Expenses                                                              $      1,937   $    191,622
 Short-Term Borrowings Under Line of Credit                                              --        705,477
 Current Portion of Long-Term Debt                                                  250,000      2,306,036
 Income Taxes Payable                                                                13,550          2,567
 Deferred Income Tax Liability - Current                                             11,800             --
 Current Portion of Obligation Under Capital Lease                                  709,157        436,752
                                                                               ------------   ------------

   Total Current Liabilities                                                        986,444      3,642,454
                                                                               ------------   ------------

LONG-TERM LIABILITIES
 Obligation Under Capital Lease, less current portion                                    --        742,413
 Long-Term Debt, less current portion                                                    --        499,020
                                                                               ------------   ------------

   Total Long-Term Liabilities                                                           --      1,241,433
                                                                               ------------   ------------


   Total Liabilities                                                                986,444      4,883,887
                                                                               ------------   ------------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common Stock, $0.001 par value, 40,000,000 shares Authorized,
  15,794,348 and 13,005,000 shares Issued and Outstanding,
  respectively                                                                       15,795         13,005
 Additional Paid In Capital                                                      10,680,133             --
 Retained Deficit                                                                (2,889,471)      (105,085)
                                                                               ------------   ------------


 Total Stockholders' Equity (Deficit)                                             7,806,457        (92,080)
                                                                               ------------   ------------

   Total Liabilities and Stockholders' Equity (Deficit)                        $  8,792,901   $  4,791,807
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

See Accompanying Notes and Independent Registered Public Accounting Firm's
Report.


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)


                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)



                                                             For the Year Ended December 31,
                                                      --------------------------------------------
                                                          2004           2003*           2002**
                                                      ------------    ------------    ------------
REVENUES
  Sale of Real Property                               $  2,369,564    $  3,399,164    $  3,862,993
  Collections on Credit Card Receivables                 1,726,356         297,360              --
  Interest Income - Tax Certificates Held and Other        260,269         310,350         177,775
                                                      ------------    ------------    ------------

   Total Revenues                                        4,356,189       4,006,874       4,040,768
                                                      ------------    ------------    ------------

OPERATING EXPENSES
  Cost of Real Property                                  2,278,592       3,100,290       3,403,534
  Consulting Fees                                          416,287         117,992         132,982
  Professional Fees                                      1,006,337         341,320         261,440

  Loss on Extinguishment of Debt                         2,859,307              --              --

  General and Administrative Expenses                      353,994         151,747          40,131
                                                      ------------    ------------    ------------


   Total Operating Expenses                              6,914,517       3,711,349       3,838,087
                                                      ------------    ------------    ------------

   Income from Operations                               (2,558,328)        295,525         202,681
                                                      ------------    ------------    ------------


OTHER INCOME (EXPENSE)
 Interest Expense                                         (338,525)       (329,740)       (265,025)
 Other Income                                                   --          67,450              --
                                                      ------------    ------------    ------------

   Total Other Income (Expense)                           (338,525)       (262,290)       (265,025)
                                                      ------------    ------------    ------------


Income (Loss) Before Tax Provision                      (2,896,853)         33,235         (62,344)


Provision for Income Taxes                                (191,698)          2,567              --
                                                      ------------    ------------    ------------


Net Income (Loss)                                     $ (2,705,155)   $     30,668    $    (62,344)
                                                      ============    ============    ============


Weighted Average Common Shares - Basic                  27,047,005      13,005,000      13,005,000
                                                      ============    ============    ============

Net Income (Loss) per Common Share - Basic            $      (0.10)   $       0.00    $      (0.00)
                                                      ============    ============    ============


Weighted Average Common Shares - Diluted                36,451,226      13,005,000      13,005,000
                                                      ============    ============    ============

Net Income (Loss) per Common Share - Diluted          $      (0.07)   $       0.00    $      (0.00)
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

See Accompanying Notes and Independent Registered Public Accounting Firm's
Report.


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (FORMERLY TELE-OPTICS, INC.)

            CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT) /
                            MEMBERS EQUITY (DEFICIT)
                        December 31, 2004, 2003 and 2002

                                                              Common Stock                                                Total
                                                       ---------------------------       Additional      Retained      Stockholders'
                                                         Number of                        Paid in        Earnings         Equity
                                                          Shares         Par Value        Capital        (Deficit)       (Deficit)
                                                       ------------    ------------    ------------    ------------    ------------
**BALANCES, January 1, 2002                                     100    $        100    $        900    $    (63,404)   $    (62,404)

Retroactive Restatement of Stockholders' Equity
 Prior to Merger for Recapitalization (See Note 11)      13,004,900          12,905            (900)        (12,005)             --
Member Contribution                                              --              --              --           3,000           3,000

Net Loss                                                         --              --              --         (62,344)        (62,344)
                                                       ------------    ------------    ------------    ------------    ------------

**BALANCES, December 31, 2002                            13,005,000          13,005              --        (134,753)       (121,748)

Member Withdrawal                                                --              --              --          (1,000)         (1,000)

Net Income                                                       --              --              --          30,668          30,668
                                                       ------------    ------------    ------------    ------------    ------------

*BALANCES, December 31, 2003                             13,005,000          13,005              --        (105,085)        (92,080)

February 3, 2004 - Reverse Acquisition:
---------------------------------------
 Issuance of Stock Pursuant to the Reverse
  Acquisition (See Note 12)                              79,682,500          79,683              --              --          79,683

 Net Income of Subsidiary (i.e. Tele-Optics, Inc.)
  through February 3, 2004 (Date of Acquisition)
  and the prior years' accumulated deficit                       --              --          90,499         (79,231)         11,268

 Sale of Stock Pursuant to the Private Placement
  (See Note 12)                                           7,312,500           7,312         492,688              --         500,000

April 8, 2004 - Reverse Stock Split:
------------------------------------
 Issuance of Stock Pursuant to Right to Receive Clause   23,505,000          23,505              --              --          23,505

 Reverse Stock Split (13:1) (See Note 13)              (114,004,379)       (114,004)             --              --        (114,004)


August 12, 2004 - Debt Conversion for Stock
 (See Note 16)                                            4,084,724           4,085       6,531,474              --       6,535,559


Private Offering of Up to 3,500,000 Units.
 Each Unit is comprised of one share of common stock
 and a warrant to purchase one-fifth of one share of
 common stock for $2.50 per share within the next
 five years:
  October 4, 2004 - First Tranche Closing                   620,333             620         929,880              --         930,500
  December 22, 2004 - Second Tranche Closing                928,503             929       1,391,826              --       1,392,755
  December 31, 2004 - Third Tranche Closing                 560,167             560         839,690              --         840,250

December 16, 2004 - Commencement Bonus - Issued to
 a Consultant with a non-qualified option to
 purchase 250,000 additional shares of common stock
 for per share within the next five years                   100,000             100         149,900              --         150,000

December 28, 2004 - Issuance of warrants for services
 rendered by two unrelated corporations pursuant to a
 business advisory agreement dated February 5, 2004
 and independent consulting agreement dated
 December 16, 2004  (See Note 15)                                --              --         254,176              --         254,176


Net Income                                                       --              --              --      (2,705,155)     (2,705,155)
                                                       ------------    ------------    ------------    ------------    ------------

BALANCES, December 31, 2004                              15,794,348    $     15,795    $ 10,680,133    $ (2,889,471)   $  7,806,457
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

See Accompanying Notes and Independent Registered Public Accounting Firm's
Report.


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     For the Year Ended December 31,
                                                                               -----------------------------------------
                                                                                   2004          2003*          2002**
                                                                               -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net Income (Loss)                                                             $(2,705,155)   $    30,668    $   (62,344)

 Adjustments to reconcile net income (loss) to net cash
  used by operating activities
  Depreciation                                                                       5,147             --             --

   Loss on Extinguishment of Debt                                                2,859,307             --             --

   Stock and Warrants Issued in Lieu of Services Rendered                          404,176             --             --
   (Increase) Decrease in:
     Accounts Receivable                                                          (607,280)      (207,970)            --
     Tax Certificates Held and Accrued Interest Receivable, Net of Discounts       306,956        924,961     (1,934,035)
     Property Inventory Owned                                                   (1,011,190)       441,482         21,183
     Finance Receivables                                                        (1,470,686)    (1,767,166)            --
     Deposits on Properties                                                          7,500       (102,500)       172,500
     Other Investments                                                                  --         20,000             --
     Deferred Income Tax Asset - Non-Current                                      (221,500)            --             --
     Other Asset                                                                   (75,000)            --             --
   Increase (Decrease) in:
     Accrued Expenses                                                             (189,685)       109,477         16,306
     Deferred Income Tax Liability - Current                                        11,800             --             --
     Income Taxes Payable                                                           10,983          2,567             --
                                                                               -----------    -----------    -----------
      Net Cash Provided from (Used by) Operating Activities                     (2,674,627)      (548,481)    (1,786,390)
                                                                               -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of Property and Equipment                                           (52,345)            --             --
   Cash Received from Reverse Acquisition                                              452             --             --
                                                                               -----------    -----------    -----------
      Net Cash Used by Investing Activities                                        (51,893)            --             --
                                                                               -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 New Borrowings:
   Short-Term                                                                      500,000             --      4,807,836
   Long-Term                                                                            --      2,613,899             --
 Debt Reduction:
   Short-Term                                                                      (84,281)    (1,770,706)    (2,695,837)
   Long-Term                                                                      (470,008)      (135,714)            --
Proceeds Received from Private Placement Stock Sales                             3,663,505             --             --
Capital Contributions (Withdrawals)                                                     --         (1,000)         3,000
                                                                               -----------    -----------    -----------
      Net Cash Provided from Financing Activities                                3,609,216        706,479      2,114,999
                                                                               -----------    -----------    -----------

Net Increase in Cash and Cash Equivalents                                          882,696        157,998        328,609

Cash and Cash Equivalents, Beginning of Year                                       540,427        382,429         53,820
                                                                               -----------    -----------    -----------

Cash and Cash Equivalents, End of Year                                         $ 1,423,123    $   540,427    $   382,429
                                                                               ===========    ===========    ===========

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

See Accompanying Notes and Independent Registered Public Accounting Firm's
Report.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-optics, Inc.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS


Restatement
-----------

We have restated our consolidated financial statements for the year ended December 31, 2004. The restatement consists of an adjustment to include a loss on debt extinguishment recorded in the third quarter of 2004 to comply with APB 26, "Early Extinguishment of Debt." The restatement had no impact on net cash used in operating activities in the statement of cash flows.

The addition of the loss on debt extinguishment resulted from the need to apply the accounting principles in paragraph 20 of APB 26 in determining the difference between the reacquisition price and the net carrying amount of the extinguished debt related to the August 12, 2004 exchange in which $3,676,252 in outstanding debt was exchanged for 4,084,724 shares of the Company's Common Stock at $0.90 per share. After further evaluation, we determined that APB 26 requires that a loss be computed using the August 12, 2004 OTCBB market price of $1.60 for VCYA.ob common stock, resulting in a non-cash loss of $2,859,307 due to the difference between the $1.60 OTCBB market price and the $0.90 per share used in the negotiated exchange. This loss generates a permanent timing difference between book and tax reporting.

The effect of the adjustment for the year ended December 31, 2004 was a decrease from a net income of $154,192 to a net loss of ($2,705,115) which resulted in a decrease in basic earnings per share for the year ended December 31, 2004 from $0.01 to ($0.10) or an $0.11 decrease and a decrease in diluted earnings per share from $0.00 to ($0.07) or a $0.07 decrease.

The restatement had no impact on our cash position and revenue as previously reported for the year ended December 31, 2004. See Note 6, 7 and 16 for additional details regarding the loss on extinguishment of debt.


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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-optics, Inc.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS (CONTINUED)

Nature of Operations (Continued)
--------------------------------

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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-optics, Inc.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments and Revenue Recognition - Consumer Receivable Portfolios (Continued)
--------------------------------------------------------------------------------

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

Earnings per Share
------------------

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128) which establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. As a result, primary and fully diluted EPS have been

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-optics, Inc.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (Continued)
------------------------------

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
                                           ==========   ==========   ==========

Investments in Municipal Tax Liens
----------------------------------

Investments in New Jersey municipal tax liens consist of the following:

                                              2004         2003         2002
                                           ----------   ----------   ----------
Tax lien certificates                      $  432,232   $  679,528  $1,830,667
Discount on purchase                               --       (4,925)    (29,790)
Accrued interest                              269,885      334,470     133,158
                                           ----------   ----------  ----------
          Total Tax Certificates,
           Net of Discounts                $  702,117   $1,009,073  $1,934,035
                                           ===========  ==========  ===========

Interest accrues at 18% per annum based on the lien balance.

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
                                            ============    ============    ============


NOTE 6 - SHORT TERM BORROWINGS UNDER LINE OF CREDIT


The Company had a $2,000,000 line of credit with a shareholder, which was due to expire May 2005, for the purpose of financing the Company's investments in real property. Interest at 10% per annum was due upon sale of the real property, based on the number of days the funds were committed to the investment. Each investment was presented on a case-by-case basis for funding approval and, if approved, the asset purchased was assigned as collateral to the shareholder for the funds advanced until the property was sold. Funds advanced were held and disbursed from an attorney trust account. At December 31, 2004, 2003 and 2002, there was $0, $1,294,523 and $17,781, respectively, available under this line of credit. Interest expense for the years ended December 31, 2004, 2003 and 2002 was $124,859, $66,237 and $164,791, respectively. On August 12, 2004, the
Company entered into an agreement under which the line of credit was exchanged for shares of the Company's common stock, par value $.001 per share, at a rate of one share per $0.90 of the obligation. The total debt exchanged, including accrued interest of $79,489, totaled $984,966. The effective date of this exchange of debt for equity is retroactive to July 1, 2004, which reflects the agreement of the parties that no interest would be accrued or paid on the debt exchanged since the last interest payment date, June 30, 2004. On August 12, 2004, the Company's stock as traded on the OTCBB had a market value of $1.60. Paragraph 20 of APB 26 requires that a difference between the reacquisition price and the net carrying amount of the extinguished debt should be recognized currently in income of the period of extinguishment as losses or gains and identified as a separate item. In connection with the exchange of line of credit, the Company has recorded a non-cash loss on early extinguishment of debt of $794,349.


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-optics, Inc.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

NOTE 7 - LONG-TERM DEBT

Notes payable consist of the following:

                                                                           2004           2003         2002
                                                                        ----------     ----------   ----------

Note payable to an officer and a related trust, interest in 10% per annum, secured by tax lien certificates and all other assets of the
Company.  Principle and interest payable quarterly or, if not quarterly, at such time as the Company's cash flow allows, was due July 17, 2004.  On August 12, 2004, the Company entered into an agreement under which the above note payable was exchanged for shares of the Company's common stock, par value $.001 per share at a rate of one share per $0.90 of the obligation.  The total debt exchanged including accrued interest of $75,095, totaled
$1,581,131. The effective date of this exchange of debt for equity is retroactive to July 1, 2004, which reflects the agreement of the parties that no interest would be accrued or paid on the debt exchanged since the last interest payment date, June 30, 2004
On August 12, 2004, the Company's stock as traded on the
OTCBB had a market value of $1.60.  Paragraph 20 of APB 26
requires that any difference between the reacquisition price and the net carrying amount of the extinguished debt should be
recognized currently in income of the period of extinguishment as losses or gains and identified as a separate item.  In connection with this debt exchange, the Company has recorded a non-cash
loss on early extinguishment of debt of $1,256,470                      $       --     $1,506,036   $2,000,000
                                                                        ----------     ----------   ----------


Subtotal                                                                $       --     $1,506,036   $2,000,000
                                                                        ----------     ----------   ----------


                                                                           2004           2003         2002
                                                                        ----------     ----------   ----------
Balance brought forward                                                 $       --     $1,506,036   $2,000,000


Note payable to Richard Cavanaugh, interest at 8% per annum
payable semi-annually, upon 30 days notice to the Company, the note may be payable upon demand and is unsecured.  On
August 12, 2004, the Company entered into an agreement under which a $150,000 note payable was exchanged for shares of the
Company's common stock, par value $.001 per share at a rate of one share per $0.90 of the obligation.  The total debt exchanged, including accrued interest of $5,015, totalled $155,015.  The effective date of the exchange of debt for equity is retroactive to
July 1, 2004, which reflects the agreement of the parties that no interest would be accrued or paid on the debt exchanged since the last interest payment date, June 30, 2004.  On August 12, 2004, the Company's stock as traded on the OTCBB had a market value of $1.60.  Paragraph 20 of APB 26 requires that any difference between the reacquisition price and the net carrying amount of the extinguished debt should be recognized currently in income of the period of extinguishment as losses or gains and identified as a separate item.  In connection with this debt exchange, the
Company has recorded a non-cash loss on early extinguishment
of debt of $120,567                                                             --        500,000           --

Note payable to Michael Kelly, interest at 8% per annum payable semi-annually, at the expiration of one year, upon 30 days notice to the Company, the note could have been payable upon demand, secured by first position upon all corporate assets.  On August 12,
2004, the Company entered into an agreement under which the
above note was exchanged for shares of the Company's common
stock, par value $.001 per share at a rate of one share per $0.90 of the obligation.  The total debt exchanged including accrued interest of $11,902, totalled $311,902.  The effective date of this exchange of debt for equity is July 1, 2004, which reflects the agreement of the parties that no interest would be accrued or paid on the debt exchanged since the last interest payment date, June
30, 2004.  On August 12, 2004, the Company's stock as traded on the OTCBB had a market value of $1.60.  Paragraph 20 of
APB 26 requires that any difference between the reacquisition price and the net carrying amount of the extinguished debt should be recognized currently in income of the period of extinguishment as losses or gains and identified as a separate item.  In connection with this debt exchange, the Company has recorded a non-cash
loss on early extinguishment of debt of $241,089                                --        300,000           --
                                                                        ----------     ----------   ----------


Subtotal                                                                $       --     $2,306,036   $2,000,000
                                                                        ----------     ----------   ----------


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-optics, Inc.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

NOTE 7 - LONG-TERM DEBT (CONTINUED)


                                                                          2004         2003         2002
                                                                       ----------   ----------   ----------
Balance brought forward                                                $       --   $2,306,036   $2,000,000
                                                                       ----------   ----------   ----------

Notes payable to an officer, interest at 8% per annum, unsecured
All notes originated during the period of January-May of 2003 and were each due in five years.  Principle and interest were due on the anniversary of each note except for the first year, which payment shall be optional and otherwise added to the second year payment
On August 12, 2004, the Company entered into an agreement
under which the above notes payable were exchanged for shares of the Company's common stock, par value $.001 per share at a rate of one share per $0.90 of the obligation.  The total debt exchanged,
The effective date of this exchange of debt to equity is retroactive including accrued interest of $51,798, totalled $550,818.  The effective date of this exchange of debt for equity is retroactive to
July 1, 2004, which reflects the agreement of the parties that no interest would be accrued or paid on the debt exchanged since the last interest payment date, June 30, 2004.  On August 12,
2004, the Company's stock as traded on the OTCBB had a market value of $1.60.  Paragraph 20 of APB 26 requires that any difference between the reacquisition price and the net carrying amount of the extinguished debt should be recognized currently in income of the period of extinguishment as losses or gains and identified as a separate item.  In connection with this debt exchange, the
Company has recorded a non-cash loss on early extinguishment
of debt of $446,832                                                            --      499,020           --


Note payable to Richard Cavanaugh, interest at 6% per annum, payable quarterly, due April 15, 2005, upon 30 days notice to the
Company, the note may be payable upon demand and is unsecured             250,000           --           --
                                                                       ----------   ----------   ----------

                                                                          250,000    2,805,056    2,000,000
Less: Current Portion                                                     250,000    2,306,036    2,000,000
                                                                       ----------   ----------   ----------
                                                                       $       --   $  499,020   $       --
                                                                       ==========   ==========   ==========

Maturities of notes payable are as follows:


        2005                 $ 250,000
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

The Company engages Ragan & Ragan, PC an entity owned by Messrs. Ragan & Ragan, to pursue legal collection of our receivable portfolios with respect to obligors and properties located in the State of New Jersey. The fee arrangements between our subsidiaries Velocity, J. Holder and VOM and Ragan & Ragan,

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-optics, Inc.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

NOTE 9 - RELATED PARTY TRANSACTIONS (Continued)

P.C., each dated as of January 1, 2005, have been reviewed and approved by all the members of a committee appointed by the Board of Directors other than Mr. Ragan, Sr. who abstained. John C. Kleinert and James J. Mastriani comprised the committee.

Under the Retainer Agreement for Legal Services by and between Velocity Investments, LLC and Ragan & Ragan, P.C., the Company paid legal contingency fees to Ragan & Ragan, P.C. representing 25% of gross legal collections on consumer receivable portfolios, as follows


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

NOTE 11 - RECAPITALIZATION

As detailed in Note 2 - Summary of Significant Accounting Policies - Reverse Acquisition, the merger of STB, Inc. into Velocity Asset Management, Inc.'s wholly-owned subsidiary TLOP Acquisition Company, LLC was treated as a reverse acquisition resulting in a recapitalization. The details of the recapitalization are as follows:

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-optics, Inc.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

NOTE 11 - RECAPITALIZATION (Continued)



                                                            February 3, 2004
                                       ----------------------------------------------------------
                                           Balance          Adjustments              Balance
                                          Prior to          Pursuant to               After
Equity Account                         Recapitalization   Recapitalization       Recapitalization
---------------------------            ----------------   ----------------       ----------------
Common Stock, Par Value                $            100   $         12,905 (A)   $         13,005


Additional Paid in Capital                          900               (900)(A)                 --

Retained Deficit                               (122,748)           (12,005)(A)           (134,753)
                                       ----------------   ----------------       ----------------
Totals                                 $       (121,748)  $             --       $       (121,748)
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

NOTE 12 - COMMON STOCK TRANSACTIONS

Concurrent with and pursuant to the reverse merger between Velocity Asset Management, Inc (formerly Tele-Optics, Inc.) and STB, Inc. (See Note 2 - Summary of Significant Accounting Policies), the Company issued the following shares of common stock to the executive officers of the Company:


     Name of                                 Number              Par
Executive Officers                         of Shares *          Value
------------------                     ----------------   ----------------

Jack C. Kleinert                              3,064,712   $          3,065
W. Peter Ragan, Sr                            1,532,356              1,532
W. Peter Ragan, Jr                            1,532,356              1,532
                                       ----------------   ----------------

                         Totals               6,129,423   $          6,129
                                       ================   ================

Additionally, concurrent with the reverse merger, the Company sold the following shares of common stock

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-optics, Inc.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

NOTE 12 - COMMON STOCK TRANSACTIONS (Continued)

pursuant to a private placement to the following shareholder for $500,000:

    Name of                       Number               Par
  Shareholder                   of Shares *           Value
----------------             ---------------     ---------------


David Grantatell                     562,500     $           563
                             ===============     ===============

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


NOTE 14 - OUTSTANDING WARRANTS


At December 31, 2004, the Company had issued and outstanding warrants to purchase 5,358,503 shares of its common stock at a prices ranging from $1.04 to $2.50 per share. A portion of the warrants (2,999,500, as adjusted for the 13:1 reverse stock split - see Note 13) were granted pursuant to the Merger Agreement effective February 3, 2004 and expire after a period of five years. The balance of the warrants (2,359,003) were grant pursuant to private offerings and/or in lieu of services rendered and expire after a period of five years.


NOTE 15 - STOCK BASED COMPENSATION

Stock Based Compensation to Non-Employees
-----------------------------------------

On January 30, 2004, we entered into a Business Advisory Agreement with Lomond International, Inc., ("Lomond") an unrelated corporation, pursuant to which we issued warrants exercisable for a five year period to purchase an aggregate of 200,000 shares of common stock at an exercise price of $1.04 per share in exchange for business advisory services for a period of one year. The principal service of which was our acquisition of Tele - Optics, Inc. on February 3, 2004. As required by EITF 96-18, the warrants were valued as of the date in which significant performance required by the contract was completed. The fair value of the common stock at the date of issuance to Lomond was $0.08 per share, the closing bid price of Tele-Optics, Inc.'s common stock as reported by the OTC Bulletin Board on February 3, 2004. Using the Black-Scholes model the total compensation charge for the service contract with Lomond was $5,134 and the fair value of each equity instrument at the February 3, 2004 measurement date is $0.03. The expense recorded for this contract is $5,134 and is included in consulting fee expense.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-optics, Inc.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

NOTE 15 - STOCK BASED COMPENSATION (CONTINUED)

Stock Based Compensation to Non-Employees (Continued)
-----------------------------------------------------

On December 16, 2004, the Company entered into an independent consulting agreement with The Del Mar Consulting Group, Inc., an unrelated California corporation ("Del Mar"). The Consultant agreed to provide specified public relations services for a period of one year. As compensation for such services the Company agreed to issue as a commencement bonus, 100,000 shares of common stock and a non-qualified stock option exercisable for five years to purchase 250,000 shares of common stock at a price of $2.50 per share. The total compensation charge for the common stock issued to Del Mar was $150,000 and the fair value of the common stock at the December 16, 2004 measurement date was $1.50 per share, the closing bid price of Velocity Asset Management, Inc.'s common stock as reported by the OTC Bulletin Board on December 16, 2004. As required by EITF 96-18, the non-qualified stock option was valued as of the inception of the contract. Using the Black-Scholes model the total compensation charge for the non-qualified stock option issued under the service contract with Del Mar was $249,041 and the fair value of each share subject to the option at the December 16, 2004 measurement date is $1.00. The expense recorded for this contract is $399,041 and is included in consulting fee expense.

Neither contract contains a "substantial incentives for non-performance" as that term is defined under EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", or provisions for the forfeiture of the warrants/options in the event of non-performance.

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

NOTE 16 - SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED)


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
                                                                   ============

 * The loss on extinguishment of debt represents the difference in value of the stock on August 12, 2004 between the application of APB 26, Paragraph 20 for financial statement purposes and the agreement under which the transaction was executed. Thus, the difference is 4,084,724 shares times $0.70 ($1.60 less $0.90) resulting in a loss on extinguishment of debt of $2,859,306.


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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-optics, Inc.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

NOTE 18 - SUBSEQUENT EVENTS (CONTINUED)

On the Closing Date, the following agreements were also entered into with the
Lender: a Continuing Guaranty (the "Guaranty"), under which the Company provides a secure guaranty of Velocity's obligations under the Loan Agreement; a Security and Pledge Agreement by and among the Registrant and the Lender, under which the Company pledged all of the Company's assets to secure the credit facility; and a Subordination Agreement by and among the Registrant, the Lender and Velocity, under which the Company agreed to subordinate certain sums of the intercompany payable due and owing from Velocity to the payments owed under the credit facility.

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