Form 10QSB/A
period 2005-03-31
VELOCITY ASSET MANAGEMENT INC
filed 2005-07-22
CIK 813565

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


                                EXPLANATORY NOTE

We are filing this amendment to our Quarterly Report on Form 10-QSB, originally filed with the Securities and Exchange Commission on May 20, 2005, for the purpose of amending Items 1 and 2. On July 22, 2005, we filed a Current Report on Form 8-K with respect to the revision of our accounting for certain exchanges of debt for equity in the third quarter of 2004 please see Note 1 to the financial statements). The filing of this Form 10-QSB/A Amendment No. 1 is necessitated by the revision of our accounting for these exchanges and we have made certain other clarifying changes in the notes to our financial statements included herein. Except as indicated above, no other information included in this Quarterly Report on Form 10-QSB is amended by this Form 10-QSB/A Amendment No. 1.

                    VELOCITY ASSET MANAGEMENT SERVICES, INC.

                                   FORM 10-QSB
                      For the Quarter Ended March 31, 2005

                                      Index
                                                                           Page
                                                                          Number
PART I   FINANCIAL INFORMATION

Item 1   Condensed Consolidated Balance Sheets as of December 31, 2004
         and March 31, 2005 (unaudited for March 31, 2005 period)            1

         Condensed Consolidated Statements of Income (Loss) for the
         three months ended March 31, 2005 and 2004 (unaudited)              3

         Condensed Consolidated Statements of Stockholders Equity
         (Deficit) as of December 31, 2004 and for the three months ended
         March 31, 2005 (unaudited for March 31, 2005)                       4

         Condensed Consolidated Statements of Cash Flows for the three
         months ended March 31, 2005 and 2004 (unaudited)                    5

         Notes to Condensed Consolidated Financial Statements                6

Item 2   Management's Discussion and Analysis or Plan of Operation          14

Item 3   Controls and Procedures                                            19

PART II

Item 1   Legal Proceedings                                                  20
Item 2   Changes in Securities                                              20
Item 3   Defaults Upon Senior Securities                                    20
Item 4   Submission of Matters to a Vote of Security Holders                20
Item 5   Other Information                                                  20
Item 6   Exhibits and Reports on Form 8 - K                                 20
Signature                                                                   22
Exhibit 31.1                                                                23
Exhibit 31.2                                                                25
Exhibit 32.1                                                                27
Exhibit 32.2                                                                28

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
                                                           ============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.
                                   UNAUDITED


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               March 31,     December 31,
                                                               2005           2004
                                                           ------------   ------------
CURRENT LIABILITIES
  Accrued Expenses                                         $    103,285   $      1,937
  Short-Term Borrowings Under Line of Credit                  3,178,726             --
  Current Portion of Long-Term Debt                             250,000        250,000
  Income Taxes Payable                                          (18,187)        13,550
  Deferred Income Tax Liability - Current                        16,000         11,800
  Current Portion of Obligation Under Capital Lease             590,965        709,157
                                                           ------------   ------------

    Total Current Liabilities                                 4,120,789        986,444
                                                           ------------   ------------

    Total Liabilities                                         4,120,789        986,444
                                                           ------------   ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock, $0.001 par value, 40,000,000 shares
   Authorized, 15,927,689 and 15,794,348 shares Issued
   and Outstanding, respectively                                 15,928         15,795

  Additional Paid In Capital                                 10,744,762     10,680,133
  Retained Equity (Deficit)                                  (2,824,569)    (2,889,471)
                                                           ------------   ------------


  Total Stockholders' Equity (Deficit)                        7,936,121      7,806,457
                                                           ------------   ------------

    Total Liabilities and Stockholders' Equity (Deficit)   $ 12,056,910   $  8,792,901
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
                                                      ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.
                                   UNAUDITED


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS TELE-OPTICS, INC.)

            CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT) /
                         STOCKHOLDERS' EQUITY (DEFICIT)
                    For the Three Months Ended March 31, 2005


                                                              Common Stock                                           Total
                                                        -------------------------    Additional    Retained      Stockholders'
                                                         Number of                    Paid in       Earnings        Equity
                                                          Shares       Par Value      Capital       (Deficit)      (Deficit)
                                                        -----------   -----------   -----------    -----------    -----------

BALANCES, January 1, 2005 - As Restated (See Note 1)     15,794,348   $    15,795   $10,680,133    $(2,889,471)   $ 7,806,457


Private Offering of Up to 3,500,000 Units
Each Unit is comprised of one share of common stock and a warrant to purchase one-fifth of one share of common stock for $2.50 per share within the next five years:

   January 5, 2005 - Fourth Tranche Closing                 133,350           133       199,891             --        200,024

Commissions Paid in Conjunction with Private Offering            --            --      (135,262)            --       (135,262)

Net Income                                                       --            --            --         64,902         64,902
                                                        -----------   -----------   -----------    -----------    -----------


BALANCES, March 31, 2005                                 15,927,698   $    15,928   $10,744,762    $(2,824,569)   $ 7,936,121
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


Restatement
-----------

We have restated the consolidated financial statements for the year ended December 31, 2004. This restatement consisted of an adjustment to include a loss on debt extinguishment recorded in the third quarter of 2004 to comply with APB 26, "Early Extinguishment of Debt." The restatement had no impact on net cash used in operating activities in the statement of cash flows for the year ended December 31, 2004.

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

As a result of this prior year restatement, we have restated the condensed, consolidated financial statements for the three months ended March 31, 2005. The restatement consists of adjusting the beginning balances for both additional paid in capital and retained earnings (deficit). The effect of this adjustment was an increase in additional paid in capital of $2,859,307 and a decrease to retained earnings (deficit) of $(2,859,307). The restatement had not impact on our net income, earnings per share, cash position and revenue as previously reported for the three month period ended March 31, 2005.


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

Recent Accounting Pronouncements
--------------------------------

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"). This statement revises and supersedes FASB Statement No. 123, "Accounting for Share-Based Compensation" and requires that the cost of all share-based payments be recognized in the financial statements. For public entities that file as small business issuers--as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The effective date for implementation of SFAS 123R for the Company will be January 1, 2006. For the three months ended March 31, 2005 and 2004 the company had no equity based compensation.

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

                         VELOCITY ASSET MANAGEMENT, INC.
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)



NOTE 2 - INVESTMENTS (Continued)

Investments in Real Property (Continued)
----------------------------------------

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
                                                  ============   ============

NOTE 3 - CONSUMER RECEIVABLE PORTFOLIOS

As of March 31, 2005 and 2004, the Company had $7,195,017 and $1,715,089,
respectively, remaining of consumer receivable portfolios. Changes in finance receivables are at March 31, 2005 and 2004 were as follows:

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
                                                        ============    ============

                         VELOCITY ASSET MANAGEMENT, INC.
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)



NOTE 3 - CONSUMER RECEIVABLE PORTFOLIOS (Continued)


As of March 31, 2005 the company had $7,195,017 in finance receivables. Based upon managements current estimation of future cash collections, principal reductions will be as follows:


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

On January 27, 2005 (the "Closing Date"), the Company's wholly owned subsidiary, Velocity Investments, LLC ("Velocity"), entered into a Loan and Security Agreement (the "Loan Agreement") with Wells Fargo Foothill, Inc., a California corporation (the "Lender"), pursuant to which the Lender agreed to provide Velocity with a two year $12,500,000 credit facility to finance the acquisition of individual pools of unsecured

                         VELOCITY ASSET MANAGEMENT, INC.
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

NOTE 4 - SHORT TERM BORROWINGS UNDER LINES OF CREDIT (Continued)


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
                                                   ============   ============

NOTE 6 - OUTSTANDING WARRANTS


At March 31, 2005, the Company had issued outstanding warrants to purchase 3,915,839 shares of its common stock at a prices ranging from $1.04 to $2.50 per share. A portion of the warrants (3,199,500 shares of common stock, as adjusted for the 13:1 reverse stock split - see Note 13) were granted pursuant to the Merger Agreement effective February 3, 2004 and expire after a period of five years. The balance of the warrants (716,339 shares of common stock) were grant pursuant to private offerings and/or in lieu of services rendered and expire after a period of five years.


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

Stock Based Compensation to Non-Employees
-----------------------------------------

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