Form 10QSB/A
period 2004-09-30
VELOCITY ASSET MANAGEMENT INC
filed 2005-08-10
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                (Amendment No.3)


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

                                 (201) 760-1030
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

                                EXPLANATORY NOTE


We are filing this amendment to our Quarterly Report on Form 10-QSB, originally filed with the Securities and Exchange Commission on November 15, 2004 and as amended on the same date and on July 22, 2005, for the purpose of amending Item 1, Item 3 and the certifications attached as exhibits thereto. On July 22, 2005, and as amended on July 29, 2005, we filed a Current Report on Form 8-K with respect to the revision of our accounting for certain exchanges of debt for equity (please see Note 1 to the financial statements). The filing of this Form 10-QSB/A Amendment No. 3 is to indicate that the financial statements for the quarter ended September 30, 2004 have been restated and the restatement of our accounting for these exchanges indicated a significant deficiency and a material weakness in our internal control over financial reporting relating to such exchanges. Except as indicated above, no other information included in this Quarterly Report on Form 10-QSB is amended by this Form 10-QSB/A Amendment No. 3.

We have not modified or updated the disclosures in the original Quarterly Report on /Form 10-QSB and subsequent amendments thereto except as required to give effect to the restatement. As a result, this Quarterly Report on Form 10-QSB/A contains forward looking information that has not been updated for events subsequent to the date of the original filing, and all information contained in this amended Quarterly Report on Form 10-QSB/A and the original Quarterly Report on Form 10-QSB and subsequent amendments thereto is subject to updating and supplementing as provided in the periodic reports that we have filed and will file with the Securities and Exchange Commission after the original filing date of the Quarterly Report on Form 10-QSB and subsequent amendments thereto.

                    VELOCITY ASSET MANAGEMENT SERVICES, INC.


                                  FORM 10-QSB/A
                                (Amendment No.3)


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

FORWARD LOOKING STATEMENTS


This amended Form 10-QSB and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the "Filings") contain or may contain forward looking statements and information that are based upon beliefs of and information currently available to the Company's management as well as estimates and assumptions made by the Company's management.

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

                                     PART I
                              FINANCIAL INFORMATION


Item 1   Financial Statements


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                            September 30,  December 31,
                          ASSETS                                                2004          2003
                                                                            (Unaudited)         *
                                                                            (Restated)
                                                                            ------------   ------------

CURRENT ASSETS
  Cash and Cash Equivalents                                                 $    289,682   $    540,427
  Accounts Receivable                                                             56,113        207,971
  Property Inventory Owned                                                     1,739,360      1,139,670
  Deposits on Properties                                                         120,000        127,500
  Tax Certificates Held and Accrued Interest Receivable, net of discounts        742,378      1,009,073
  Consumer Receivables                                                         2,607,497      1,767,166
                                                                            ------------   ------------

     Total Current Assets                                                      5,555,030      4,791,807

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation                                                                    36,653             --

OTHER ASSETS                                                                      75,000             --
                                                                            ------------   ------------

     Total Assets                                                           $  5,666,683   $  4,791,807
                                                                            ============   ============

*  Condensed from audited financial statements.

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    September 30,   December 31,
        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  2004            2003
                                                                     (Unaudited)         *
                                                                     (Restated)
                                                                    ------------    ------------

CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses                             $     32,269    $    191,622
  Short-Term Borrowings Under Line of Credit                                  --         705,477
  Current Portion of Long-Term Debt                                      250,000       2,306,036
  Income Taxes Payable                                                     2,567           2,567
  Installment Payable                                                     50,746              --
  Current Portion of Obligations Under Capital Leases                    472,291         436,752
                                                                    ------------    ------------

     Total Current Liabilities                                           807,873       3,642,454
                                                                    ------------    ------------

LONG-TERM LIABILITIES
  Obligations Under Capital Leases, less current portion                 391,694         742,413
  Long-Term Debt, less current portion                                        --         499,020
                                                                    ------------    ------------

     Total Long-Term Liabilities                                         391,694       1,241,433
                                                                    ------------    ------------

     Total Liabilities                                                 1,199,567       4,883,887
                                                                    ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock, $0.001 par value, 40,000,000 shares Authorized,
    13,585,345 shares Issued and Outstanding as of September 30,
    2004 and 13,005,000 shares Issued and Outstanding as of
    December 31, 2003 (as Retroactively Restated Prior to Reverse
    Acquisition Pursuant to Recapitalization)                             13,586          13,005
  Additional Paid In Capital                                           7,114,661              --
  Retained Earnings (Deficit)                                         (2,661,131)       (105,085)
                                                                    ------------    ------------

  Total Stockholders' Equity (Deficit)                                 4,467,116         (92,080)
                                                                    ------------    ------------

     Total Liabilities and Stockholders' Equity (Deficit)           $  5,666,683    $  4,791,807
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

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)


                                               For the Three Months Ended       For the Nine Months Ended
                                                      September 30,                   September 30,
                                               ----------------------------    ----------------------------
                                                   2004            2003            2004            2003
                                                (Restated)                      (Restated)
                                               ------------    ------------    ------------    ------------

REVENUES
  Sale of Real Property                        $    519,898    $    566,574    $  2,194,471    $  2,205,830
  Collections on Consumer Receivables
     and Interest Income                            643,117         187,085       1,241,519         420,626
                                               ------------    ------------    ------------    ------------

     Total Revenues                               1,163,015         753,659       3,435,990       2,626,456
                                               ------------    ------------    ------------    ------------

OPERATING EXPENSES
  Cost of Real Property                             460,707         557,556       2,104,089       2,011,881
  Consulting Fees                                     3,500          36,838          12,111          76,569
  Professional Fees                                 434,350          96,044         604,750         236,884
  Lien Searches                                       1,810          23,060          12,891          49,298
  Loss on Extinguishment of Debt                  2,859,307              --       2,859,307              --
  General and Administrative Expenses                47,429          29,071         170,760          62,148
                                               ------------    ------------    ------------    ------------

     Total Operating Expenses                     3,807,103         742,569       5,763,908       2,436,780
                                               ------------    ------------    ------------    ------------

     Income from Operations                      (2,644,088)         11,090      (2,327,918)        189,676
                                               ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
  Interest Expense                                 (105,920)        (70,651)       (338,119)       (259,089)
  Other Income                                       84,713          33,725         197,344          33,725
                                               ------------    ------------    ------------    ------------

     Total Other Income (Expense)                   (21,207)        (36,926)       (140,775)       (225,364)
                                               ------------    ------------    ------------    ------------

Income (Loss) Before Tax Provision               (2,665,295)        (25,836)     (2,468,693)        (35,688)

Provision for Income Taxes                            4,730           1,284           8,122           1,284
                                               ------------    ------------    ------------    ------------

Net Income (Loss)                              $ (2,670,025)   $    (27,120)   $ (2,476,815)   $    (36,972)
                                               ============    ============    ============    ============


Weighted Average Common Shares - Basic           13,585,345      13,005,000      31,276,206      13,005,000
                                               ============    ============    ============    ============

Net Income (Loss) per Common Share - Basic     $      (0.20)   $      (0.00)   $      (0.08)   $      (0.00)
                                               ============    ============    ============    ============

Weighted Average Common Shares - Diluted         52,578,845      13,005,000      38,553,162      13,005,000
                                               ============    ============    ============    ============

Net Income (Loss) per Common Share - Diluted   $      (0.05)   $      (0.00)   $      (0.06)   $      (0.00)
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

          Velocity Asset Management, Inc. (Formerly Tele-Optics, Inc.)

        CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)
                For the Nine Months Ended September 30, 2004 and
                        the Year Ended December 31, 2003


                                                     Common Stock
                                           --------------------------------     Additional         Retained             Total
                                             Number of                            Paid in          Earnings          Stockholders'
                                               Shares          Par Value          Capital          (Deficit)       Equity (Deficit)
                                             (Restated)        (Restated)       (Restated)         (Restated)         (Restated)
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

*** - Unaudited

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                For the Nine    For the Nine
                                                                                Months Ended    Months Ended
                                                                                September 30,   September 30,
                                                                                    2004            2003
                                                                                 (Restated)
                                                                                ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income (Loss) - As Restated                                               $ (2,476,815)   $    (36,972)

  Adjustments to reconcile net income (loss) to net cash provided from
    (used by) operating activities
    Depreciation                                                                       4,146              --
    Accrued Interest Expense Charged to Additional Paid in Capital                    86,499              --

    Loss on Extinguishment of Debt - As Restated                                   2,859,307              --

    (Increase) Decrease in:
      Accounts Receivable                                                            151,858              --
      Tax Certificates Held and Accrued Interest Receivable, Net of Discounts        266,695         625,892
      Property Inventory Owned                                                      (599,690)        497,781
      Consumer Receivables                                                          (840,331)       (485,193)
      Deposits on Properties                                                           7,500          25,000
      Other Investments                                                                   --          20,000
    Increase (Decrease) in:
      Installment Payable                                                             50,746              --
      Accrued Expenses                                                                69,868          67,694
      Income Taxes Payable                                                                --           1,284
                                                                                ------------    ------------
          Net Cash Provided from (Used by) Operating Activities                     (420,217)        715,486
                                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of Property and Equipment                                             (40,800)             --
      Cash Received from Reverse Merger                                                  452              --
                                                                                ------------    ------------
          Net Cash Used by Investing Activities                                      (40,348)             --
                                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Origination Fees                                                              (75,000)             --
  New Borrowings:
      Short-Term                                                                     200,000              --
      Long-Term                                                                           --         911,538
  Debt Reduction:
      Short-Term                                                                          --      (1,175,880)
      Long-Term                                                                     (415,180)             --
  Proceeds Received from Private Placement Stock Sale                                500,000              --
  Capital Withdrawal                                                                      --          (2,000)
                                                                                ------------    ------------
    Net Cash Provided from (Used by) Financing Activities                            209,820        (266,342)
                                                                                ------------    ------------

Net Increase (Decrease) in Cash and Cash Equivalents                                (250,745)        449,144

Cash and Cash Equivalents, Beginning of Period                                       540,427         382,429
                                                                                ------------    ------------

Cash and Cash Equivalents, End of Period                                        $    289,682    $    831,573
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

Item 2   Management's Discussion and Analysis or Plan of Operation.

Overview
--------


Restatement
-----------

We have restated the consolidated financial statements for the three months ended September 31, 2004 This restatement consisted of an adjustment to include a loss on debt extinguishment recorded in the third quarter of 2004 to comply with APB 26, "Early Extinguishment of Debt." The restatement had no impact on net cash used in operating activities in the statement of cash flows for the three months ended September 31, 2004.

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

         Item 3   Controls and Procedures.
                  -----------------------


         (a) Disclosure Controls. As of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation and for the reasons stated below, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of such period, our disclosure controls and procedures were not effective as of the period covered by this report in timely alerting them to material information relating to Velocity Asset Management, Inc. required to be disclosed in our periodic reports with the Securities and Exchange Commission.

As a result of an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by our Annual Report on Form 10-K for the year ended December 31, 2004, with the participation of our Chief Executive Officer and Chief Financial Officer, we identified a material weakness in our internal controls over financial reporting relating to the process of accounting for the August 12, 2004 debt exchange in which $3,676,252 in outstanding debt was exchanged for 4,084,724 shares of the Company's Common Stock at $0.90 per share in compliance with APB 26, "Early Extinguishment of Debt." After further evaluation, we determined that APB 26 requires that a loss be computed using the August 12, 2004 $1.60 OTCBB market price of VCYA.ob common stock, resulting in a non-cash loss of $2,859,307 due to the difference between the $1.60 OTCBB market price and the $0.90 per share used in the negotiated exchange. As a result, and as set forth in Note 1 to the Consolidated Financial Statements and the "Restatement" section included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, we have restated our unaudited consolidated financial statements for the periods covered by this report. We have also undertaken remedial action to address and correct the weakness in our internal controls over this process.


         (b)      Changes in Internal Control Over Financial Reporting.
                  ----------------------------------------------------

         None


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

                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this amended report to be signed on its behalf by the undersigned hereunto duly authorized.




                                       VELOCITY ASSET MANAGEMENT, INC.

Dated:  August 10, 2005                By: /s/ JOHN C. KLEINERT
                                           ------------------------------------
                                           John C. Kleinert
                                           Chief Executive Officer and President