Form 10KSB/A
period 2004-12-31
VELOCITY ASSET MANAGEMENT INC
filed 2005-08-10
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                                (Amendment No. 4)




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

Transitional Small Business Disclosure Format (check one):
YES [ ] NO [X]


                       DOCUMENTS INCORPORATED BY REFERENCE

         None

                                EXPLANATORY NOTE


We are filing this amendment to our Annual Report on Form 10-KSB, originally filed with the Securities and Exchange Commission on April 15, 2005 and as amended on May 24, 2005, May 25, 2005 and July 22, 2005, for the purpose of amending Items 6, 8A and 8(B) and the certifications attached as exhibits thereto. On July 22, 2005 and as amended on July 29,2005, we filed a Current Report on Form 8-K with respect to the revision of our accounting for certain exchanges of debt for equity (please see Note 1 to the financial statements). The filing of this Form 10-KSB/A Amendment No. 4 is to indicate that the financial statements for the quarter ended September 30, 2004 have been restated, to explain such restatement in management's discussion and analysis and to clarify that the restatement of our accounting for these exchanges indicated a significant deficiency and a material weakness in our internal control over financial reporting relating to such exchanges. Except as indicated above, no other information included in this Annual Report on Form 10-KSB is amended by this Form 10-KSB/A Amendment No. 4.

We have not modified or updated the disclosures in the original Annual Report on Form 10-KSB and subsequent amendments thereto except as required to give effect to the restatement. As a result, this Annual Report on Form 10-KSB/A contains forward looking information that has not been updated for events subsequent to the date of the original filing, and all information contained in this amended Annual Report on Form 10-KSB/A and the original Annual Report on Form 10-KSB and subsequent amendments thereto is subject to updating and supplementing as provided in the periodic reports that we have filed and will file with the Securities and Exchange Commission after the original filing date of the Annual Report on Form 10-KSB and the subsequent amendments thereto.

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

   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......24

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
   OF OPERATIONS..............................................................25

   FINANCIAL STATEMENTS.......................................................33

   CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
   DISCLOSURE.................................................................33

   CONTROLS AND PROCEDURES....................................................33

   OTHER INFORMATION..........................................................34

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

   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND AND MANAGEMENT.........38

   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................39

PART IV.......................................................................40

   EXHIBITS, LIST AND REPORTS ON FORM 8-K.....................................40

   FORWARD LOOKING STATEMENTS


         This amended Form 10-KSB and other reports we file from time to time with the Securities and Exchange Commission (collectively the "Filings") contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. When used in the Filings the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" or the negative of these terms and similar expressions as they relate to us or our management identify forward looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled "Risk Factors") relating to our industry and our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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


Restatement

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


ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls. As of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation and for the reasons discussed below, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of such period, our disclosure controls and procedures were not effective as of the end of period covered by this report in timely alerting them to material information relating to Velocity Asset Management, Inc. required to be disclosed in our periodic reports with the Securities and Exchange Commission. As a result of this conclusion, we have initiated the remedial actions disclosed below.

As a result of an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by our Annual Report on Form 10-KSB for the year ended December 31, 2004, with the participation of our Chief Executive Officer and Chief Financial Officer, we identified a material weakness in our internal controls over financial reporting relating to the process of accounting for the August 12, 2004 debt exchange in which $3,676,252 in outstanding debt was exchanged for 4,084,724 shares of the Company's Common Stock at $0.90 per share in compliance with APB 26, "Early Extinguishment of Debt." After further evaluation, we determined that APB 26 requires that a loss be computed using the August 12, 2004 $1.60 OTCBB market price of VCYA.ob common stock, resulting in a non-cash loss of $2,859,307 due to the difference between the $1.60 OTCBB market price and the $0.90 per share used in the negotiated exchange. As a result, and as set forth in Note 1 to the Consolidated Financial Statements and the "Restatement" section included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, we have restated our audited consolidated financial statements for the fiscal year ended December 31, 2004 included in this report. We have also undertaken remedial action to address and correct the weakness in our internal controls over this process.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected. Management has concluded that material weaknesses existed in the following areas as of December 31, 2004:

     o The policies and procedures supporting the accounting for, and reporting and monitoring of, certain debt conversion transactions.

The following remedial actions will be undertaken immediately.

     o The Company will review all existing accounting policies, and develop appropriate supporting documentation to ensure that generally accepted accounting principles are applied appropriately. The Company anticipates completing its accounting policies review by the end of the first quarter of 2006.

Velocity Asset Management, Inc. continues the process to complete a thorough review of its internal controls as part of its preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires our management to report on, and our external auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. As a non-accelerated filer under Rule 12b-2 of the Exchange Act, our first report under Section 404 will be contained in our Form 10-KSB for the period ended December 31, 2006.

ITEM 8B. OTHER INFORMATION

None


                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

INFORMATION CONCERNING EXECUTIVE OFFICERS AND DIRECTORS

EXECUTIVE OFFICERS

Our executive officers are identified in the table below.

------------------------------------------------------------------------------------------------------------
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



Dated:    August 10, 2005

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

--------------------------------------------------------------------------------
SIGNATURE                         TITLE                         DATE
--------------------------------------------------------------------------------


/s/ JOHN C. KLEINERT              President, Chief Executive    August 10, 2005
--------------------------------   Officer and Director
    John C. Kleinert

/s/ W. PETER RAGAN SR.             Vice President and Director  August 10, 2005
--------------------------------
    W. Peter Ragan, Sr.

/s/ W. PETER RAGAN, JR.            Treasurer and Secretary      August 10, 2005
--------------------------------
    W. Peter Ragan, Jr.

/s/ JAMES J. MASTRIANI             Chief Financial Officer      August 10, 2005
--------------------------------    and Chief Legal Officer
    James J. Mastriani

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

Cowan, Gunteski & Co., P.A.

/s/ Cowan Gunteski & Co., P.A.

Toms River, New Jersey
July 15, 2005


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)


                           CONSOLIDATED BALANCE SHEETS



                     ASSETS                                                    December 31,   December 31,
                                                                                   2004          2003 *
                                                                                (Restated)
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

See Accompanying Notes and Independent Registered Public Accounting Firm's
Report.


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)


                           CONSOLIDATED BALANCE SHEETS

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                               December 31,   December 31,
                                                                                  2004          2003 *
                                                                               (Restated)
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

See Accompanying Notes and Independent Registered Public Accounting Firm's
Report.


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)


                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                                             For the Year Ended December 31,
                                                      --------------------------------------------
                                                          2004           2003*           2002**
                                                       (Restated)
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

See Accompanying Notes and Independent Registered Public Accounting Firm's
Report.


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (FORMERLY TELE-OPTICS, INC.)

            CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT) /
                            MEMBERS EQUITY (DEFICIT)
                        December 31, 2004, 2003 and 2002


                                                              Common Stock                                                 Total
                                                       ---------------------------       Additional      Retained      Stockholders'
                                                         Number of                        Paid in        Earnings         Equity
                                                          Shares         Par Value        Capital        (Deficit)       (Deficit)
                                                        (Restated)      (Restated)      (Restated)      (Restated)      (Restated)
                                                       ------------    ------------    ------------    ------------    ------------

**BALANCES, January 1, 2002                                     100    $        100    $        900    $    (63,404)   $    (62,404)

Retroactive Restatement of Stockholders' Equity
 Prior to Merger for Recapitalization (See Note 11)      13,004,900          12,905            (900)        (12,005)             --
Member Contribution                                              --              --              --           3,000           3,000

Net Loss                                                         --              --              --         (62,344)        (62,344)
                                                       ------------    ------------    ------------    ------------    ------------

**BALANCES, December 31, 2002                            13,005,000          13,005              --        (134,753)       (121,748)

Member Withdrawal                                                --              --              --          (1,000)         (1,000)

Net Income                                                       --              --              --          30,668          30,668
                                                       ------------    ------------    ------------    ------------    ------------

*BALANCES, December 31, 2003                             13,005,000          13,005              --        (105,085)        (92,080)

February 3, 2004 - Reverse Acquisition:
---------------------------------------
 Issuance of Stock Pursuant to the Reverse
  Acquisition (See Note 12)                              79,682,500          79,683              --              --          79,683

 Net Income of Subsidiary (i.e. Tele-Optics, Inc.)
  through February 3, 2004 (Date of Acquisition)
  and the prior years' accumulated deficit                       --              --          90,499         (79,231)         11,268

 Sale of Stock Pursuant to the Private Placement
  (See Note 12)                                           7,312,500           7,312         492,688              --         500,000

April 8, 2004 - Reverse Stock Split:
------------------------------------
 Issuance of Stock Pursuant to Right to Receive Clause   23,505,000          23,505              --              --          23,505

 Reverse Stock Split (13:1) (See Note 13)              (114,004,379)       (114,004)             --              --        (114,004)



August 12, 2004 - Debt Conversion for Stock
 (See Note 16) - As Restated                              4,084,724           4,085       6,531,474              --       6,535,559


Private Offering of Up to 3,500,000 Units.
 Each Unit is comprised of one share of common stock
 and a warrant to purchase one-fifth of one share of
 common stock for $2.50 per share within the next
 five years:
  October 4, 2004 - First Tranche Closing                   620,333             620         929,880              --         930,500
  December 22, 2004 - Second Tranche Closing                928,503             929       1,391,826              --       1,392,755
  December 31, 2004 - Third Tranche Closing                 560,167             560         839,690              --         840,250

December 16, 2004 - Commencement Bonus - Issued to
 a Consultant with a non-qualified option to
 purchase 250,000 additional shares of common stock
 for per share within the next five years                   100,000             100         149,900              --         150,000

December 28, 2004 - Issuance of warrants for services
 rendered by two unrelated corporations pursuant to a
 business advisory agreement dated February 5, 2004
 and independent consulting agreement dated
 December 16, 2004  (See Note 15)                                --              --         254,176              --         254,176


Net Income - As Restated                                         --              --              --      (2,705,155)     (2,705,155)
                                                       ------------    ------------    ------------    ------------    ------------


BALANCES, December 31, 2004                              15,794,348    $     15,795    $ 10,680,133    $ (2,889,471)   $  7,806,457
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

See Accompanying Notes and Independent Registered Public Accounting Firm's
Report.


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     For the Year Ended December 31,
                                                                               -----------------------------------------
                                                                                  2004           2003*          2002**
                                                                               (Restated)
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