Form 10QSB/A
period 2005-03-31
VELOCITY ASSET MANAGEMENT INC
filed 2005-08-10
CIK 813565

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


                                EXPLANATORY NOTE

We are filing this amendment to our Quarterly Report on Form 10-QSB, originally filed with the Securities and Exchange Commission on May 20, 2005 and as amended on July 22, 2005, for the purpose of amending Items 1, 2 and 3, and the certifications attached hereto as exhibits. On July 22, 2005, we filed a Current Report on Form 8-K with respect to the revision of our accounting for certain exchanges of debt for equity in the third quarter of 2004 (please see Note 1 to the financial statements). The filing of this Form 10-QSB/A Amendment No. 2 is to mark as restated the audited financial information as of December 31, 2004, to explain such restatement in management's discussion and analysis and to clarify that the restatement of our accounting for these exchanges indicated a significant deficiency and a material weakness in our internal control over financial reporting relating to such exchanges. Except as indicated above, no other information included in this Quarterly Report on Form 10-QSB is amended by this Form 10-QSB/A Amendment No. 2.

We have not modified or updated the disclosures in the original Quarterly Report on /Form 10-QSB and subsequent amendment thereto except as required to give effect to the restatement. As a result, this Quarterly Report on Form 10-QSB/A contains forward looking information that has not been updated for events subsequent to the date of the original filing and subsequent amendment thereto, and all information contained in this amended Quarterly Report on Form 10-QSB/A and the original Quarterly Report on Form 10-QSB and subsequent amendment thereto is subject to updating and supplementing as provided in the periodic reports that we have filed and will file with the Securities and Exchange Commission after the original filing date of the Quarterly Report on Form 10-QSB and subsequent amendments thereto.

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

                                     PART I
                              FINANCIAL INFORMATION

Item 1   Financial Statements


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS                                                       March 31,     December 31,
                                                               2005           2004
                                                                            (Restated)
                                                           ------------   ------------

CURRENT ASSETS
  Cash and Cash Equivalents                                $  1,758,758   $  1,423,123
  Accounts Receivable                                            34,316        815,251
  Property Inventory Owned                                    1,763,261      2,150,860
  Deposits on Properties                                        122,000        120,000
  Tax Certificates Held and Accrued Interest Receivable,
   net of discounts                                             679,040        702,117
  Finance Receivables                                         7,195,017      3,237,852
  Other Current Assets                                           68,611             --
                                                           ------------   ------------

    Total Current Assets                                     11,621,003      8,449,203
                                                           ------------   ------------
PROPERTY AND EQUIPMENT, net of accumulated
 depreciation                                                    44,018         47,198
                                                           ------------   ------------
OTHER ASSETS
  Deferred Income Tax Asset - Non-Current                       178,000        221,500
  Other Asset                                                   213,889         75,000
                                                           ------------   ------------

    Total Other Assets                                          391,889        296,500
                                                           ------------   ------------

    Total Assets                                           $ 12,056,910   $  8,792,901
                                                           ============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.
                                   UNAUDITED


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               March 31,     December 31,
                                                               2005           2004
                                                                           (Restated)
                                                           ------------   ------------

CURRENT LIABILITIES
  Accrued Expenses                                         $    103,285   $      1,937
  Short-Term Borrowings Under Line of Credit                  3,178,726             --
  Current Portion of Long-Term Debt                             250,000        250,000
  Income Taxes Payable                                          (18,187)        13,550
  Deferred Income Tax Liability - Current                        16,000         11,800
  Current Portion of Obligation Under Capital Lease             590,965        709,157
                                                           ------------   ------------

    Total Current Liabilities                                 4,120,789        986,444
                                                           ------------   ------------

    Total Liabilities                                         4,120,789        986,444
                                                           ------------   ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock, $0.001 par value, 40,000,000 shares
   Authorized, 15,927,689 and 15,794,348 shares Issued
   and Outstanding, respectively                                 15,928         15,795
  Additional Paid In Capital                                 10,744,762     10,680,133
  Retained Equity (Deficit)                                  (2,824,569)    (2,889,471)
                                                           ------------   ------------

  Total Stockholders' Equity (Deficit)                        7,936,121      7,806,457
                                                           ------------   ------------

    Total Liabilities and Stockholders' Equity (Deficit)   $ 12,056,910   $  8,792,901
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

Private Offering of Up to 3,500,000 Units
Each Unit is comprised of one share of common stock and a warrant to purchase one-fifth of one share of common stock for $2.50 per share within the next five years:

   January 5, 2005 - Fourth Tranche Closing                 133,350           133       199,891             --        200,024

Commissions Paid in Conjunction with Private Offering            --            --      (135,262)            --       (135,262)

Net Income                                                       --            --            --         64,902         64,902
                                                        -----------   -----------   -----------    -----------    -----------


BALANCES, March 31, 2005 (As Restated)                   15,927,698   $    15,928   $10,744,762    $(2,824,569)   $ 7,936,121
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

         As a result of this prior year restatement, we have restated the condensed, consolidated financial statements for the three months ended March 31, 2005. The restatement consists of adjusting the beginning balances for both additional paid in capital and retained earnings (deficit). The effect of this adjustment was an increase in additional paid in capital of $2,859,307 and a decrease to retained earnings (deficit) of ($2,859,307). The restatement had not impact on our net income, earnings per share, cash position and revenue as previously reported for the three month period ended March 31, 2005.


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

           (b) Changes in Internal Control Over Financial Reporting

               None.


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