Form 10QSB
period 2005-06-30
VELOCITY ASSET MANAGEMENT INC
filed 2005-08-18
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005

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

                                Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 12, 2005, the registrant had 15,972,320 shares of common stock outstanding.

                    VELOCITY ASSET MANAGEMENT SERVICES, INC.

                                   FORM 10-QSB
                       For the Quarter Ended June 30, 2005

                                      Index
                                                                           Page
                                                                          Number
                                                                          ------
PART I       FINANCIAL INFORMATION

Item 1       Condensed Consolidated Balance Sheets as at
             December 31, 2004 and June 30, 2005
             (unaudited for June 30, 2005 period)                            1

             Condensed Consolidated Statements of Operations
             for the three and six month periods ended
             June 30, 2005 and 2004 (unaudited)                              3

             Condensed Consolidated Statements of Stockholders Equity (Deficit) as of December 31, 2004 and for the
             six months ended June 30, 2005
             (unaudited for June 30, 2005)                                   4

             Consolidated Statements of Cash Flows for the six month
             Periods ended June 30, 2005 and 2004 (unaudited)                5

             Notes to Consolidated Financial Statements                      6

Item 2       Management's Discussion and Analysis or Plan of Operation      13

Item 3       Controls and Procedures                                        18

PART II

Item 1       Legal Proceedings                                              20
Item 2       Changes in Securities                                          20
Item 3       Defaults Upon Senior Securities                                20
Item 4       Submission of Matters to a Vote of Security Holders            20
Item 5       Other Information                                              20
Item 6       Exhibits and Reports on Form 8 - K                             20
Signature                                                                   21
Exhibit 31.1                                                                22
Exhibit 31.2                                                                23
Exhibit 32.1                                                                24
Exhibit 32.2                                                                25

                                     PART I
                              FINANCIAL INFORMATION

Item 1     Financial Statements


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 2005 and December 31, 2004
                                   (UNAUDITED)
                                                                                            December 31,
                       ASSETS                                                 June 30,         2004
                                                                                2005        (Restated)
                                                                            ------------   ------------
CURRENT ASSETS
  Cash and Cash Equivalents                                                 $    967,002   $  1,423,123
  Accounts Receivable                                                             81,224        815,251
  Property Inventory Owned                                                     5,502,434      2,150,860
  Deposits on Properties                                                          65,385        120,000
  Tax Certificates Held and Accrued Interest Receivable, net of discounts        616,631        702,117
  Prepaid Income Taxes                                                            18,737             --
  Consumer Receivables                                                         9,285,665      3,237,852
  Other Current Assets                                                            44,776             --
                                                                            ------------   ------------

     Total Current Assets                                                     16,581,854      8,449,203
                                                                            ------------   ------------
PROPERTY AND EQUIPMENT, net of accumulated
  depreciation                                                                    66,717         47,198
                                                                            ------------   ------------
OTHER ASSETS
  Deferred Income Tax Asset - Non-Current                                        178,000        221,500
  Other Asset                                                                    276,389         75,000
                                                                            ------------   ------------

     Total Other Assets                                                          454,389        296,500
                                                                            ------------   ------------

     Total Assets                                                           $ 17,102,960   $  8,792,901
                                                                            ============   ============

  The accompanying notes are an integral part of these condensed consolidated financial statments.


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 2005 and December 31, 2004
                                   (UNAUDITED)

                                                                                            December 31,
              LIABILITIES AND STOCKHOLDERS' EQUITY                            June 30,         2004
                                                                                2005        (Restated)
                                                                            ------------   ------------
CURRENT LIABILITIES
  Accrued Expenses                                                          $    114,534   $      1,937
  Estimated Court and Media Costs                                              1,345,366             --
  Short-Term Borrowings Under Line of Credit                                   3,342,450             --
  Notes Payable - Short Term                                                   3,700,000             --
  Current Portion of Long-Term Debt                                                   --        250,000
  Income Taxes Payable                                                                --         13,550
  Deferred Income Tax Liability - Current                                         16,000         11,800
  Current Portion of Obligation Under Capital Lease                              472,772        709,157
                                                                            ------------   ------------

     Total Current Liabilities                                                 8,991,122        986,444
                                                                            ------------   ------------
STOCKHOLDERS' EQUITY
  Common Stock, $0.001 par value, 40,000,000 shares Authorized,
   15,927,698 and 15,794,348 shares Issued and Outstanding,
   respectively                                                                   15,928         15,795
  Additional Paid In Capital                                                  10,744,762     10,680,133
  Retained Deficit                                                            (2,648,852)    (2,889,471)
                                                                            ------------   ------------

     Total Stockholders' Equity                                                8,111,838      7,806,457
                                                                            ------------   ------------

       Total Liabilities and Stockholders' Equity                           $ 17,102,960   $  8,792,901
                                                                            ============   ============

  The accompanying notes are an integral part of these condensed consolidated financial statments.


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            For the Three and Six Months Ended June 30, 2005 and 2004
                                   (UNAUDITED)

                                                             For the Three Months             For the Six Months
                                                                 Ended June 30,                 Ended June 30,
                                                         ----------------------------    ----------------------------
                                                             2005            2004            2005            2004
                                                         ------------    ------------    ------------    ------------
REVENUES
  Sale of Real Property                                  $    832,449    $  1,511,207    $  2,048,927    $  1,674,573
  Collections on Consumer Receivables                         750,392         383,361       1,249,247         598,402
  Interest Income - Tax Certificates Held and Other           110,719          88,294         170,977         112,631
                                                         ------------    ------------    ------------    ------------

    Total Revenues                                          1,693,560       1,982,862       3,469,151       2,385,606
                                                         ------------    ------------    ------------    ------------
OPERATING EXPENSES
  Cost of Real Property                                       738,337       1,444,258       1,729,533       1,643,382
  Consulting Fees                                                  --           1,000              --           8,611
  Professional Fees                                           390,309          61,895         746,558         170,400
  General and Administrative Expenses                         226,165          48,054         477,275         133,074
                                                         ------------    ------------    ------------    ------------

    Total Operating Expenses                                1,354,811       1,555,207       2,953,366       1,955,467
                                                         ------------    ------------    ------------    ------------

Income from Operations                                        338,749         427,655         515,785         430,139
                                                         ------------    ------------    ------------    ------------
OTHER EXPENSE
  Interest Expense                                            (99,451)       (135,449)       (107,554)       (232,199)
                                                         ------------    ------------    ------------    ------------

    Total Other Expense                                       (99,451)       (135,449)       (107,554)       (232,199)
                                                         ------------    ------------    ------------    ------------

Income Before Tax Provision                                   239,298         292,206         408,231         197,940

Provision for Income Taxes                                     63,581           4,730         167,612           4,730
                                                         ------------    ------------    ------------    ------------

Net Income                                               $    175,717    $    287,476    $    240,619    $    193,210
                                                         ============    ============    ============    ============

Weighted Average Common Shares - Basic                     15,927,698      17,456,610      15,925,488      40,268,247
                                                         ============    ============    ============    ============
Net Income per Common Share - Basic                      $       0.01    $       0.02    $       0.02    $       0.00
                                                         ============    ============    ============    ============
Weighted Average Common Shares - Diluted                   19,843,537      53,022,110      19,840,885      58,149,244
                                                         ============    ============    ============    ============
Net Income per Common Share - Diluted                    $       0.01    $       0.01    $       0.01    $       0.00
                                                         ============    ============    ============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statments.


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (FORMERLY TELE-OPTICS, INC.)

            CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT) /
                            MEMBERS EQUITY (DEFICIT)
                     For the Six Months Ended June 30, 2005
                                   (UNAUDITED)


                                                                   Common Stock
                                                           ---------------------------    Additional                      Total
                                                             Number of                     Paid in        Retained     Stockholders'
                                                              Shares        Par Value      Capital        Deficit         Equity
                                                           ------------   ------------   ------------   ------------   ------------
BALANCES, December 31, 2004 - As Restated (See Note 1)       15,794,348   $     15,795   $ 10,680,133   $ (2,889,471)  $  7,806,457

Private Offering of Up to 3,500,000 Units
Each Unit is comprised of one share of common
stock and a warrant to purchase one-fifth of
one share of common stock for $2.50 per share
within the next five years:
   January 5, 2005 - Fourth Tranche Closing                     133,350            133        199,891             --        200,024

Commissions Paid in Conjunction with Private Offering                --             --       (135,262)            --       (135,262)

Net Income                                                           --             --             --        240,619        240,619
                                                           ------------   ------------   ------------   ------------   ------------

BALANCES, June 30, 2005                                      15,927,698   $     15,928   $ 10,744,762   $ (2,648,852)  $  8,111,838
                                                           ============   ============   ============   ============   ============

  The accompanying notes are an integral part of these condensed consolidated financial statments.


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  For the Six Months Ended
                                                                          June 30,
                                                                ---------------------------
                                                                    2005           2004
                                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                    $    240,619   $    193,210
  Adjustments to reconcile net income to net cash
    used by operating activities
    Depreciation and Amortization                                     23,915          1,146
    (Increase) Decrease in:
      Accounts Receivable                                            734,027        193,027
      Property Inventory Owned                                    (3,351,574)      (576,540)
      Deposits on Properties                                          54,615         97,500
      Tax Certificates Held and Accrued Interest Receivable,
       Net of Discounts                                               85,486        219,998
      Finance Receivables                                         (6,047,813)      (347,625)
      Other Current Assets                                           (44,776)            --
      Deferred Income Tax Asset - Non-Current                         43,500             --
      Other Assets                                                  (212,500)            --
    Increase (Decrease) in:
      Accrued Expenses                                               112,597         83,293
      Estimated Court and Media Costs                              1,345,366             --
      Installment Payable                                                 --         41,121
      Income Taxes Payable                                           (32,287)            --
      Deferred Income Tax Liability - Current                          4,200             --
                                                                ------------   ------------

        Net Cash Used by Operating Activities                     (7,044,625)       (94,870)
                                                                ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of Property and Equipment                          (32,323)       (12,895)
      Cash Received from Reverse Acquisition                              --            452
                                                                ------------   ------------
        Net Cash Used by Investing Activities                        (32,323)       (12,443)
                                                                ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  New Borrowings:
    Short-Term                                                     3,442,450        450,000
    Long-Term                                                      3,350,000        500,000
  Debt Reduction:
    Short-Term                                                      (236,385)            --
    Long-Term                                                             --       (546,988)
Proceeds Received from Private Placement Stock Sales                 200,024        500,000
Commissions Paid on Private Placement                               (135,262)            --
                                                                ------------   ------------
   Net Cash Provided from Financing Activities                     6,620,827        903,012
                                                                ------------   ------------

Net Increase in Cash and Cash Equivalents                           (456,121)       795,699

Cash and Cash Equivalents, Beginning of Year                       1,423,123        540,427
                                                                ------------   ------------

Cash and Cash Equivalents, End of Year                          $    967,002   $  1,336,126
                                                                ============   ============

  The accompanying notes are an integral part of these condensed consolidated financial statments.

                         VELOCITY ASSET MANAGEMENT, INC.
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICY

The interim condensed consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2005 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures, which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the annual report of Velocity Asset Management, Inc. and its Subsidiaries (the "Company") for the year ended December 31, 2004, have been omitted.

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

Investments and Revenue Recognition - Consumer Receivable Portfolios
--------------------------------------------------------------------

The Company purchases consumer receivable portfolios at a substantial discount from their face amount due to a deterioration of credit quality between the origination and the Company's acquisition of the consumer receivable portfolios. Income is recognized using either the interest method or cost recovery method. Upon acquisition, the Company reviews each consumer receivable portfolio to determine whether each such receivable is to be accounted for individually or whether such receivables will be assembled into static pools of receivables based on common risk characteristics.

                         VELOCITY ASSET MANAGEMENT, INC.
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICY (Continued)

Investments and Revenue Recognition - Consumer Receivable Portfolios (Continued)
--------------------------------------------------------------------------------

Once the static loan pools are created, management estimates the future anticipated cash flows for each pool. If management can reasonably estimate the expected timing and amount of future cash flows the interest method is applied. However, if the expected future cash flows cannot be reasonably estimated, the Company uses the cost recovery method.

Prior to January 1, 2005, the Company accounted for its investment in consumer receivable portfolios using the interest method under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans." Effective January 1, 2005, the Company adopted and began to account for its investment in consumer receivable portfolios using the interest rate method under the guidance of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 03-03, "Accounting for Loans or Certain Securities Acquired in a Transfer." This Statement of Position ("SOP") addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through an adjustment of internal rate of return ("IRR") while decreases in expected cash flows should be recognized as impairment.

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

Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and capable of being estimated and begins to recognize income based on the interest method as described above. At June 30, 2005, the Company had no consumer receivable portfolios accounted for under the cost recovery method.

The Company establishes valuation allowances for all acquired loans subject to SOP 03-03 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the consumer receivables. At June 30, 2005, the Company had no valuation allowance on its consumer receivables. Prior to January 1, 2005, if estimated future cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance.

                         VELOCITY ASSET MANAGEMENT, INC.
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICY (Continued)

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

Recent Accounting Pronouncements
--------------------------------

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"). This statement revises and supersedes FASB Statement No. 123, "Accounting for Share-Based Compensation" and requires that the cost of all share-based payments be recognized in the financial statements (for public entities that file as small business issuers--as of the beginning of the first interim or annual reporting period that begins after December 15, 2005). The effective date for implementation of SFAS 123R for the Company will be January 1, 2006. For the six months ended June 30, 2005 and 2004 the Company had no equity based compensation.

NOTE 2 - INVESTMENTS

Investments in Real Property
----------------------------

As discussed in Note 1, investments in real property are made at a discount to fair market value with the focus on acquiring the property for resale or to perfect the partial interest and/or clouded title for resale.

Investments in real property consist of the following:

                                             Six Months     Six Months
                                               Ended          Ended
                                              June 30,       June 30,
                                                2005           2004
                                            ------------   ------------
Total Property Inventory                    $  5,051,085   $  1,716,210
Assignments and Judgments                        451,349             --
                                            ------------   ------------

Total Investment in Real Property           $  5,502,434   $  1,716,210
                                            ============   ============

                         VELOCITY ASSET MANAGEMENT, INC.
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (UNAUDITED)

NOTE 2 - INVESTMENTS (Continued)

Investments in Municipal Tax Liens
----------------------------------

                                                  Six Months     Six Months
                                                    Ended          Ended
                                                   June 30,       June 30,
                                                     2005           2004
                                                 ------------   ------------
Tax Lien Certificates                            $    362,106   $    522,420
Discount on Purchase                                       --         (4,925)
Accrued Interest                                      254,525        271,580
                                                 ------------   ------------

  Total Tax Certficates, Net of Discounts        $    616,631   $    789,075
                                                 ============   ============

NOTE 3 - CONSUMER RECEIVABLE PORTFOLIOS

As of June 30, 2005 and 2004, the Company had $9,285,665 and $2,114,791,
respectively, remaining of consumer receivable portfolios. Changes in consumer receivables are at June 30, 2005 and 2004 were as follows:

                                                  Six Months     Six Months
                                                    Ended          Ended
                                                   June 30,       June 30,
                                                     2005           2004
                                                 ------------   ------------
Balance at beginning of period                   $  3,237,852   $  1,767,166
Acquisitions and Capitalized Costs,
 net of Returns                                     6,763,393        625,193

Cash Collections                                   (1,964,827)      (832,871)
Income Recognized on Consumer Receivables           1,249,247        555,303
                                                 ------------   ------------
  Cash Collections Applied to Principal              (715,580)      (277,568)
                                                 ------------   ------------

  Total Consumer Receivable Portfolios           $  9,285,665   $  2,114,791
                                                 ============   ============

As of June 30, 2005 the Company had $9,285,665 in consumer receivables. Based upon management's current estimation of future cash collections, principal reductions will, be as follows:

June 30, 2006                                                   $  1,302,241
June 30, 2007                                                      1,752,521
June 30, 2008                                                      1,911,869
June 30, 2009                                                      1,872,366
June 30, 2010                                                      2,446,668
                                                                ------------

Total                                                           $  9,285,665
                                                                ============

                         VELOCITY ASSET MANAGEMENT, INC.
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (UNAUDITED)

NOTE 3 - CONSUMER RECEIVABLE PORTFOLIOS (Continued)

The accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated cash flows as of June 30, 2005. Changes in the accretable yield are as follows:


                                                                    Six Months
                                                                      Ended
                                                                     June 30,
                                                                       2005
                                                                   ------------
Balance at Beginning of Period                                     $  2,879,823
Income Recognized on Consumer Receivable Portfolios                  (1,249,247)
Additions                                                             7,038,296
Reclassification From Nonaccretable Difference                               --
                                                                   ------------

  Balance at End of Period                                         $  8,668,872
                                                                   ============

NOTE 4 - SHORT TERM BORROWINGS UNDER LINES OF CREDIT

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

On the Closing Date, the following agreements were also entered into with the
Lender: a Continuing Guarantee, under which the Company provides a secure guaranty of Velocity's obligations under the Loan Agreement; a Security and Pledge Agreement, by and among the Registrant and the Lender, under which the Company pledged all of the Company's assets to secure the credit facility; and a Subordination Agreement, by and among the Registrant, the Lender and Velocity, under which the Company agreed to subordinate certain sums of the intercompany payable due and owing from Velocity to the payments owed under the credit facility.

Pursuant to the Loan Agreement, the Lender has agreed to advance to Velocity up to $12,500,000 to be used to finance up to 60% of the purchase price of individual pools of unsecured consumer receivables that are approved by the Lender under specific eligibility criteria set forth in the Loan Agreement. The interest rate on the loan is 3.50% above the prime rate of Wells Fargo Bank, N.A. The maturity date of the facility is January 27, 2008. As of June 30, 2005 and December 31, 2004, the Company had $3,342,450 and $-0-, respectively, outstanding on the line.

NOTE 5 - NOTES PAYABLE - SHORT TERM

On April 15, 2005, the Company sold three promissory notes in the principal amount of $100,000, $150,000 and $100,000 each to three accredited investors in a private placement. Each of the notes bears interest at the rate of 7% per annum and interest is payable in quarterly installments commencing June 30, 2005. The entire principal of each note is payable on April 15, 2006 unless the holder thereof gives written notice to the Company 90 days prior to April 15, 2006 that it elects to extend his, her or its note, in which event the entire principal thereof is payable on April 15, 2007.

                         VELOCITY ASSET MANAGEMENT, INC.
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (UNAUDITED)

NOTE 5 - NOTES PAYABLE - SHORT TERM (Continued)

On June 2, 2005, J. Holder, a wholly owned subsidiary of Velocity Asset Management, Inc., acquired a residential property in Melbourne, Florida through a joint venture with Groveland Estates, LLC, an unrelated party. The property was purchased for $3.25 million from Detroit-based Comerica Bank, which had acquired the property through a foreclosure. Acquisition financing of $3,350,000 was provided by a group of investors, including J. Holder (the "Investor Group") which invested approximately $125,000, that will receive 10% per annum and 2.0% of the loaned amount along with a pro rata share of 20% of the net profit realized by J. Holder upon the sale of the property. Under the terms of its joint venture agreement with Groveland Estates, LLC, the Investor Group will receive 100% return of all capital including acquisition and carrying costs, plus the above cost of funds. In addition, J. Holder will receive 60% of the net profit of the proceeds upon the sale of the property, 20% of which will be shared pro rata among the Investor Group, and Groveland Estates, LLC will receive 40% of the net profit, plus 20% of the actual cost, if any, of the property's renovation, as a project management fee. Although the property was appraised in March 2005 at $8.5 million, there can be no assurance that the sale of the property will result in a profit.

NOTE 6 - RELATED PARTY TRANSACTIONS

In connection with the Company's independent consulting agreement with The Del Mar Consulting Group Inc. agreement, two of the Company's executive officers, W. Peter Ragan, Sr. and W. Peter Ragan, Jr. granted an option to RB & AJ Associated Holdings, Inc., a corporation majority owned by the President of the Consultant, to purchase for $13,600 warrants owned by the executive officers to purchase an aggregate of 85,000 (42,500 from each) shares of common stock at $1.04 per share. In addition, the executive officers granted an employee of the Consultant an option to purchase $2,400 warrants owned by the executive officers to purchase an aggregate of 15,000 (7,500 from each) share of common stock at $1.04 per share. Both of these options were exercised on March 15, 2005.

The Company engages Ragan & Ragan, P.C., an entity owned by Messrs. Ragan & Ragan, to pursue legal collection of its receivable portfolios with respect to obligors and properties located in the State of New Jersey. The fee arrangements between the Company's subsidiaries Velocity, J. Holder and VOM and Ragan & Ragan, P.C., each dated as of January 1, 2005, have been reviewed and approved by all of members of a committee appointed by the Board of Directors other than Mr. Ragan, Sr. who abstained. John C. Kleinert and James J. Mastriani comprised the committee.

Under the Retainer Agreement for Legal Services by and between Velocity Investments, LLC and Ragan & Ragan, P.C., the Company paid legal contingency fees to Ragan & Ragan, P.C. representing 25% of gross legal collections on consumer receivable portfolios. In addition, under a separate Retainer Agreement for Legal Services by and between J. Holder and VOM, LLC and Ragan & Ragan, P.C., the Company paid legal contingency fees to Ragan & Ragan, P.C. Total legal fees for the six month periods ended June 30, 2005 and 2004 were as follows:

                                                  Six Months     Six Months
                                                    Ended          Ended
                                                   June 30,       June 30,
                                                     2005           2004
                                                 ------------   ------------
Legal Services Paid to Ragan & Ragan, PC         $    491,751   $    128,147
                                                 ============   ============

                         VELOCITY ASSET MANAGEMENT, INC.
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (UNAUDITED)

NOTE 7 - OUTSTANDING WARRANTS

At June 30, 2005, the Company had issued outstanding warrants to purchase 3,915,839 shares of its common stock at a prices ranging from $1.04 to $2.50 per share. A portion of the warrants (3,199,500 shares of common stock, as adjusted for the 13:1 reverse stock split) were granted pursuant to the Merger Agreement effective February 3, 2004 and expire after a period of five years. The balance of the warrants (716,339 shares of common stock) was granted pursuant to private offerings and/or in lieu of services rendered and expire after a period of five years.

NOTE 8 - STOCK BASED COMPENSATION

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

Neither contract contains "substantial incentives for non-performance" as that term is defined under EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", or provisions for the forfeiture of the warrants/option in the event of non-performance.

The Company did not issue any warrants or options as stock based compensation for the six months ended June 30, 2005.

Item 2   Management's Discussion and Analysis or Plan of Operation.

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

         As a result of this prior year restatement, we have adjusted the beginning balances for both additional paid in capital and retained earnings (deficit). The effect of this adjustment was an increase in additional paid in capital of $2,859,307 and a decrease to retained earnings (deficit) of ($2,859,307). The restatement had no impact on our net income, earnings per share, cash position and revenue for the six month period ended June 30, 2005.

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

Purchased Receivable Portfolios and Revenue Recognition

We purchase pools of consumer receivable accounts at a substantial discount from their face amounts which are usually discounted from 75% to 99% due to a deterioration of credit quality between the origination and our acquisition of the accounts. The discounted amount paid for a pool of consumer receivables accounts reflects our determination that it is probable we will be unable to collect all amounts due according to the contractual terms of the accounts. Income is recognized using either the interest method or the cost recovery method. At acquisition, we review the consumer receivable accounts in the portfolio to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that we will be unable to collect all amounts due according to the receivable's contractual terms. If both conditions exist, we determine whether each such receivable is to be accounted for individually or whether such receivables will be assembled into pools of receivables based on common risk characteristics. We consider expected prepayments and estimate the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio of receivables and subsequently aggregated pools of receivables. We determine the excess of the pool's scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference) based on our proprietary acquisition models. The remaining amount, representing the excess of the loan's cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the remaining life of the receivable or pool (accretable yield).

         Prior to January 1, 2005, we accounted for our investment in consumer receivable portfolios using the interest method under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans." In accordance with Practice Bulletin 6, revenue was recognized based on our anticipated cash collections and each pool of consumer receivables' estimated rate of return over the useful life of such pool. Effective January 1, 2005, we adopted and began to account for our investment in consumer receivables using the interest method under the guidance of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 03-03, "Accounting for Loans or Certain Securities Acquired in a Transfer." For loans acquired in fiscal years beginning prior to December 15, 2004, Practice Bulletin 6 is still effective; however, Practice Bulletin 6 was amended by SOP 03-03 as described further in this note. For loans acquired in fiscal years beginning after December 15, 2004, SOP 03-03 is effective. In accordance with SOP 03-03 (and the amended Practice Bulletin
6), revenue is recognized based on our anticipated cash collections and each pool of consumer receivables' estimated rate of return over the useful life of such pool. Revenue is recognized to the extent that collections exceed the estimated rate of return taken on the portfolio as a whole. Each pool's estimated useful life is different, but each pool is generally amortized over a period of between 48 and 60 months.

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

         We establish valuation allowances for all acquired loans subject to SOP 03-03 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the loans. At June 30, 2005, we had no valuation allowance on our consumer receivables. Prior to January 1, 2005, in the event that estimated future cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance.

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

         As discussed below, the six-month period ended June 30, 2005 was characterized by a substantial increase in revenues offset by a substantial increase in operating expenses, resulting in net income for the period of $240,619 as compared to net income of $193,210 during the same period in the prior year.

Results of Operations
---------------------

         Revenues in the three-month period ended June 30, 2005 (the "2005 Second Quarter) were $1,693,660 as compared to $1,982,862 in the same period in the prior year (the "2004 Second Quarter"), representing a 14.6% decrease. Revenues in the six month period ended June 30, 2005 (the "2005 Period") were $3,469,151 as compared to $2,385,606 in the same period in the prior year (the "2004 Period"), representing a 45.4% increase. The decrease in revenues for the 2005 Second Quarter as compared to the 2004 Second Quarter was primarily attributable to a decrease in revenues at J. Holder, our distressed real property subsidiary, due to significant revenue from a real property sale during the 2004 Second Quarter. The increase in revenues for the 2005 Period was primarily attributable to an increase in revenues at Velocity Investments, our consumer receivables subsidiary. Revenues from the sale of real property, the collection of consumer receivables and the collection of taxes and interest derived from tax lien certificates owned by the Company represented approximately 49.1%, 44.3% and 6.6%, respectively during the 2005 Second Quarter as compared to approximately 76.2%, 19.3%, and 4.5% during the 2004 Second Quarter, and approximately 59.1%, 36% and 4.9% during the 2005 Period as compared to 70.2%, 25.1% and 4.7% during the 2004 Period. Management does not believe that the mix of revenues on a comparative basis is necessarily indicative of any trend but is more related to factors beyond the Company's control, such as maturity or sale dates, court decisions and other similar events that affect the timing of revenue recognition.

Operating Expenses

         Total operating expenses in the 2005 Second Quarter were $1,354,811 as compared to $1,555,207 in the 2004 Second Quarter, representing a 12.9% decrease. Total operating expenses for the 2005 Period were $2,953,366 as compared to $1,955,467 for the 2004 Period, representing a 51% increase. The decrease in total operating expenses for the 2005 Second Quarter was primarily attributable to an increase in professional fees and general and administrative expenses offset by a decrease in real property expense. The increase in total operating expenses for the 2005 Period was primarily attributable to an increase in professional fees and general and administrative expenses due to an expansion of operations at Velocity Investments.

Other Income (Expense)

         Interest expense in the 2005 Second Quarter was $99,451 as compared to $135,449 in the 2004 Second Quarter, representing a 26.6% decrease. Interest expense in the 2005 Period was $107,554 as compared to $232,199 in the 2004 Period, representing a 53.7% decrease. The decrease in interest expense for both periods was primarily attributable to decreases in the amount and structure of the Company's debt.

Net Income (Loss)

         Net income in 2005 Second Quarter was $175,717 as compare to $287,476 in the 2004 Second Quarter, representing a 38.9% decrease. Net income for the 2005 Period was $240,619 as compared to $193,210 in the 2004 Period, representing a 24.5% increase. The decrease in net income for the 2005 Second Quarter as compared to the 2004 Second Quarter was primarily attributable to decreased revenues at J. Holder, our distressed real property subsidiary, which sold a property during the 2004 Second Quarter. The increase in net income for the 2005 Second Period as compared to the 2004 Second Period was primarily attributable to an expansion of operations at our Velocity Investments subsidiary. Results of operations are likely to fluctuate from quarter to quarter depending on the mix of revenue sources and other factors beyond the Company's control as indicated above. Accordingly, comparisons of quarter to quarter may not be meaningful.

Liquidity and Capital Resources

         At June 30, 2005, the Company had approximately $967,000 in cash and cash equivalents and trade accounts payable in the amount of $114,534. Management believes that net of such amounts, together with the revenues expected to be generated from operations as well as the Company's line of credit will be sufficient to finance operations for the foreseeable future.

         In order to expand operations by, among other things, purchasing additional portfolios of receivables, the Company is seeking to raise additional capital through the sale of equity or debt instruments. Although the Company is negotiating with various parties and institutions, no assurance can be given that additional capital will be obtained on terms acceptable to the Company or at all.

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

         As a result of an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by our Annual Report on Form 10-K for the year ended December 31, 2004, with the participation of our

Chief Executive Officer and Chief Financial Officer, we identified a material weakness in our internal controls over financial reporting relating to the process of accounting for the August 12, 2004 debt exchange in which $3,676,252 in outstanding debt was exchanged for 4,084,724 shares of the Company's common stock at $0.90 per share in compliance with APB 26, "Early Extinguishment of Debt." After further evaluation, we determined that APB 26 requires that a loss be computed using the August 12, 2004 $1.60 OTCBB market price of VCYA.ob common stock, resulting in a non-cash loss of $2,859,307 due to the difference between the $1.60 OTCBB market price and the $0.90 per share used in the negotiated exchange. As a result, and as set forth in Note 1 to the Consolidated Financial Statements and the "Restatement" section included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, we have restated our consolidated financial statements for the year ended December 31, 2004 and the three months ended March 31, 2005. We have also undertaken remedial action to address and correct the weakness in our internal controls over this process.

         (b) Changes in Internal Controls.
             ----------------------------

         None.

                                     PART II
                                OTHER INFORMATION

Item 1   Legal Proceedings

         None

Item 2   Changes in Securities

                  During the period covered by this Report, no securities were sold by the Registrant that were not registered under the Securities Act of 1933, as amended (the "Act"), except as set forth below.

                  1. On April 15, 2005, Registrant sold three of its promissory notes in the principal amount of $100,000, $150,000 and $100,000 each to three accredited investors in a private placement.

         The above securities were sold in alliance upon the exemption provided in Section 4(2) of the Act. The investors were furnished with information regarding the Registrant and the offering and issuance, and each had the opportunity to verify information supplied. Additionally, Registrant obtained a representation from each investor of such investor's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities bear appropriate restrictive legends.

Item 3   Defaults Upon Senior Securities

         None

Item 4   Submission of Matters to a Vote of Security Holders

         None.

Item 5   Other Information

         None

Item 6   Exhibits and Reports on Form 8-K

         (a)      Exhibits

         4.1      Form of promissory note dated April 15, 2005.*

         4.2 Real Estate Joint Venture Agreement, dated June 2, 2005, executed by J. Holder, Inc. and Groveland Estates, LLC.**

         31.1.    Certification of Principal Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         31.2     Certification of Principal financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

         32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
         ----------------------
         * Incorporated by reference to Registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 19, 2005.
         ** Incorporated by reference to Registrant's Current Report on Form 8/A filed with the Securities and Exchange Commission on June 22, 2005.

         (b)     Reports on Form 8-K

                  1. On April 19, 2005, Registrant filed a Current Report on Form 8-K reporting the creation of a direct financial obligation or an obligation under an off balance sheet arrangement and the issuance of a press release.

                  2. On April 19, 2005, registrant filed an amendment to its Current Report on Form 8-K filed earlier that day to correct the description of a term of the financial obligation described therein.

                  3. On June 22, 2005, Registrant filed a Current Report on Form 8-K reporting the entry into a material definitive agreement by its subsidiary, J. Holder, Inc. under which such subsidiary acquired, through a joint venture, a real property located in Melbourne, Florida.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       VELOCITY ASSET MANAGEMENT, INC.

Dated:  August 18, 2005                By: /s/  JOHN C. KLEINERT
                                           -------------------------------------
                                           John C. Kleinert
                                           Chief Executive Officer and President