Form 10QSB
period 2005-09-30
VELOCITY ASSET MANAGEMENT INC
filed 2005-11-15
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)
                                 Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 8, 2005, the registrant had 15,972,556 shares of common stock outstanding.

                    VELOCITY ASSET MANAGEMENT SERVICES, INC.

                                   FORM 10-QSB
                    For the Quarter Ended September 30, 2005

                                      Index
                                                                           Page
                                                                          Number
PART I              FINANCIAL INFORMATION

Item 1      Condensed Consolidated Balance Sheets as at December
            31, 2004 and September 30, 2005 (unaudited for
            September 30, 2005 period)                                       1

            Condensed Consolidated Statements of Operations for
            the three and nine month periods ended September 30,
            2005 and 2004 (unaudited)                                        3

            Condensed Consolidated Statements of Stockholders Equity
            (Deficit) as of December 31, 2004 and for the nine months
            ended September 30, 2005 (unaudited for September 30, 2005)      4

            Consolidated Statements of Cash Flows for the nine month
            Periods ended September 30, 2005 and 2004 (unaudited)            5

            Notes to Consolidated Financial Statements                       6

Item 2      Management's Discussion and Analysis or Plan of Operation       16

Item 3      Controls and Procedures                                         22

PART II

Item 1      Legal Proceedings                                               23
Item 2      Changes in Securities                                           23
Item 3      Defaults Upon Senior Securities                                 23
Item 4      Submission of Matters to a Vote of Security Holders             23
Item 5      Other Information                                               23
Item 6      Exhibits and Reports on Form 8 - K                              23
Signature                                                                   25
Exhibit 31.1                                                                26
Exhibit 31.2                                                                27
Exhibit 32.1                                                                28
Exhibit 32.2                                                                29

                                     PART I
                              FINANCIAL INFORMATION

Item 1     Financial Statements


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 2005 and December 31, 2004
                                   (UNAUDITED)

                                                                                           December 31,
                          ASSETS                                            September 30,      2004
                                                                                2005        (Restated)
                                                                            ------------   ------------
CURRENT ASSETS
  Cash and Cash Equivalents                                                 $    155,510   $  1,423,123
  Accounts Receivable                                                            179,157        815,251
  Property Inventory Owned                                                     5,529,389      2,150,860
  Deposits on Properties                                                         267,500        120,000
  Tax Certificates Held and Accrued Interest Receivable, net of discounts        580,193        702,117
  Consumer Receivables                                                        16,005,805      3,237,852
  Prior Year Income Tax Refund Receivable                                         68,693             --
  Other Current Assets                                                            22,966             --
                                                                            ------------   ------------

      Total Current Assets                                                    22,809,213      8,449,203
                                                                            ------------   ------------

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation                                                                    81,171         47,198
                                                                            ------------   ------------

OTHER ASSETS
  Deferred Income Tax Asset - Non-Current                                        178,000        221,500
  Other Asset                                                                    249,889         75,000
                                                                            ------------   ------------

      Total Other Assets                                                         427,889        296,500
                                                                            ------------   ------------

      Total Assets                                                          $ 23,318,273   $  8,792,901
                                                                            ============   ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 2005 and December 31, 2004
                                   (UNAUDITED)

                                                                                  December 31,
              LIABILITIES AND STOCKHOLDERS' EQUITY                September 30,       2004
                                                                      2005         (Restated)
                                                                  ------------    ------------
CURRENT LIABILITIES
  Accrued Expenses                                                $    184,258    $      1,937
  Estimated Court and Media Costs                                    3,758,355              --
  Short-Term Borrowings Under Line of Credit                         5,685,194              --
  Notes Payable - Short Term                                         3,700,000              --
  Current Portion of Long-Term Debt                                         --         250,000
  Current Year Income Taxes Payable                                    226,485          13,550
  Deferred Income Tax Liability - Current                               33,000          11,800
  Current Portion of Obligation Under Capital Lease                    354,578         709,157
                                                                  ------------    ------------

      Total Current Liabilities                                     13,941,870         986,444

LONG-TERM LIABILITIES
  Long-Term Debt, less current portion                               1,000,000              --
                                                                  ------------    ------------

      Total Liabilities                                             14,941,870         986,444
                                                                  ------------    ------------

STOCKHOLDERS' EQUITY
  Common Stock, $0.001 par value, 40,000,000 shares Authorized,
    15,972,556 and 15,794,348 shares Issued and Outstanding,
    respectively                                                        15,972          15,795
  Additional Paid In Capital                                        10,765,806      10,680,133
  Retained Deficit                                                  (2,405,375)     (2,889,471)
                                                                  ------------    ------------

  Total Stockholders' Equity                                         8,376,403       7,806,457
                                                                  ------------    ------------

      Total Liabilities and Stockholders' Equity (Deficit)        $ 23,318,273    $  8,792,901
                                                                  ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
     For the Three and Six Months Ended June 30, 2005 and December 31, 2004
                                   (UNAUDITED)

                                                For the Three Months Ended      For the Nine Months Ended
                                                       September 30,                   September 30,
                                               ----------------------------    ----------------------------
                                                   2005            2004            2005            2004
                                               ------------    ------------    ------------    ------------
REVENUES
  Sale of Real Property, Interest Income and
     Mortgage/Judgment Liens                   $  1,687,537    $    519,898    $  3,670,889    $  2,240,484
  Collections on Credit Card Receivables          1,022,131         643,117       2,271,378       1,195,506
  Interest Income - Tax Certificates Held            48,617          84,713         285,169         197,344
                                               ------------    ------------    ------------    ------------

Total Revenues                                    2,758,285       1,247,728       6,227,436       3,633,334
                                               ------------    ------------    ------------    ------------

OPERATING EXPENSES
  Cost of Real Property                           1,260,486         460,707       2,990,019       2,104,089
  Consulting Fees                                        --           3,500              --          12,111
  Professional Fees                                 556,796         434,350       1,303,354         604,750
  Loss on Extinguishment of Debt                         --       2,859,307              --       2,859,307
  General and Administrative Expenses               246,984          49,239         724,259         183,651
                                               ------------    ------------    ------------    ------------

      Total Operating Expenses                    2,064,266       3,807,103       5,017,632       5,763,908
                                               ------------    ------------    ------------    ------------

      Income from Operations                        694,019      (2,559,375)      1,209,804      (2,130,574)
                                               ------------    ------------    ------------    ------------

OTHER EXPENSE
  Interest Expense                                 (257,013)       (105,920)       (364,567)       (338,119)
                                               ------------    ------------    ------------    ------------

      Total Other Expense                          (257,013)       (105,920)       (364,567)       (338,119)
                                               ------------    ------------    ------------    ------------

Income (Loss) Before Tax Provision                  437,006      (2,665,295)        845,237      (2,468,693)

Provision for Income Taxes                          212,073           4,730         361,141           8,122
                                               ------------    ------------    ------------    ------------

Net Income (Loss)                              $    224,933    $ (2,670,025)   $    484,096    $ (2,476,815)
                                               ============    ============    ============    ============


Weighted Average Common Shares - Basic           15,966,217      13,585,345      15,939,214       9,298,185
                                               ============    ============    ============    ============

Net Income (Loss) per Common Share - Basic     $       0.01    $      (0.20)   $       0.03    $      (0.27)
                                               ============    ============    ============    ============

Weighted Average Common Shares - Diluted         19,898,361      16,784,845      19,860,438      11,349,146
                                               ============    ============    ============    ============

Net Income (Loss) per Common Share - Diluted   $       0.01    $      (0.16)   $       0.02    $      (0.22)
                                               ============    ============    ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

  VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES (FORMERLY TELE-OPTICS, INC.)

            CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT) /
                         STOCKHOLDERS' EQUITY (DEFICIT)
                  For the Nine Months Ended September 30, 2005
                                   (UNAUDITED)

                                                            Common Stock
                                                     --------------------------     Additional      Retained           Total
                                                       Number of                     Paid in        Earnings        Stockholders'
                                                        Shares        Par Value      Capital        (Deficit)     Equity (Deficit)
                                                     ------------   ------------   ------------    ------------   ----------------
BALANCES, December 31, 2004 -
   As Restated (See Note 1)                            15,794,348         15,795     10,680,133      (2,889,471)      7,806,457

Private Offering of Up to 3,500,000 Units
   Each Unit is comprised of one share of
   common stock and a warrant to purchase
   one-fifth of one share of common stock
   for $2.50 per share within the next five
   years: January 5, 2005 - Fourth Tranche Closing        133,350            133        199,891              --         200,024

Commissions Paid in Conjunction with
  Private Offering                                             --             --       (135,262)             --        (135,262)

Issuance of Stock Pursuant to Right to
  Receive Clause                                           44,858             44            (44)             --              --

Issuance of Warrants for Services Rendered by
  an Independent Consultant                                    --             --         21,088              --          21,088

Net Income                                                     --             --             --         484,096         484,096
                                                     ------------   ------------   ------------    ------------    ------------

BALANCES, September 30, 2005                           15,972,556         15,972     10,765,806      (2,405,375)      8,376,403
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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         For the Nine Months Ended
                                                                                                September 30,
                                                                                        ----------------------------
                                                                                            2005            2004
                                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                                     $    484,096    $ (2,476,815)
  Adjustments to reconcile net income (loss) to net cash used by operating activities
    Depreciation and Amortization                                                             30,658           4,146
    Accrued Interest Expense Charged to Additional Paid in Capital                                --          86,499
    Warrants Issued for Services in Lieu of Payment                                           21,088              --
    Loss on Extinguishment of Debt                                                                --       2,859,307
    (Increase) Decrease in:
      Accounts Receivable                                                                    636,094         151,858
      Property Inventory Owned                                                            (3,378,529)       (599,690)
      Deposits on Properties                                                                (147,500)          7,500
      Tax Certificates Held and Accrued Interest Receivable, Net of Discounts                121,924         266,695
      Consumer Receivables                                                               (12,767,953)       (840,331)
      Prior Year Income Tax Refund Receivable                                                (68,693)             --
      Other Current Assets                                                                   (22,966)             --
      Deferred Income Tax Asset - Non-Current                                                 43,500              --
      Other Assets                                                                          (186,000)             --
    Increase (Decrease) in:
      Accrued Expenses                                                                       182,321          69,868
      Estimated Court and Media Costs                                                      3,758,355              --
      Installment Payable                                                                         --          50,746
      Current Year Income Taxes Payable                                                      212,935              --
      Deferred Income Tax Liability - Current                                                 21,200              --
                                                                                        ------------    ------------

        Net Cash Used by Operating Activities                                            (11,059,470)       (420,217)
                                                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of Property and Equipment                                                  (53,520)        (40,800)
      Cash Received from Reverse Acquisition                                                      --             452
                                                                                        ------------    ------------

        Net Cash Used by Investing Activities                                                (53,520)        (40,348)
                                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Origination Fees                                                                           --         (75,000)
  New Borrowings:
      Short-Term                                                                           5,685,194         200,000
      Long-Term                                                                            4,450,000              --
  Debt Reduction:
      Short-Term                                                                            (354,579)             --
      Long-Term                                                                                   --        (415,180)
  Proceeds Received from Private Placement Stock Sales                                       200,024         500,000
  Commissions Paid on Private Placement                                                     (135,262)             --
                                                                                        ------------    ------------

    Net Cash Provided from Financing Activities                                            9,845,377         209,820
                                                                                        ------------    ------------

Net Decrease in Cash and Cash Equivalents                                                 (1,267,613)       (250,745)

Cash and Cash Equivalents, Beginning of Period                                             1,423,123         540,427
                                                                                        ------------    ------------

Cash and Cash Equivalents, End of Period                                                $    155,510    $    289,682
                                                                                        ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         VELOCITY ASSET MANAGEMENT, INC.
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND ACCOUNTING POLICY

The interim condensed consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2005 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the annual report of Velocity Asset Management, Inc. and its Subsidiaries (the "Company") for the year ended December 31, 2004 have been omitted.

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

The addition of the loss on debt extinguishment resulted from the need to apply the accounting principles in paragraph 20 of APB 26 in determining the difference between the reacquisition price and the net carrying amount of the extinguished debt related to the August 12, 2004 exchange in which $3,676,252 in outstanding debt was exchanged for 4,084,724 shares of the Company's Common Stock at $0.90 per share. After further evaluation, it was determined that APB 26 requires that a loss be computed using the August 12, 2004 OTCBB market price of $1.60 for VCYA.ob common stock, resulting in a non-cash loss of $2,859,307 due to the difference between the $1.60 OTCBB market price and the $0.90 per share used in the negotiated exchange. This loss generates a permanent timing difference between book and tax reporting.

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

                         VELOCITY ASSET MANAGEMENT, INC.
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND ACCOUNTING POLICY (Continued)

Investments and Revenue Recognition - Consumer Receivable Portfolios
--------------------------------------------------------------------

The Company purchases consumer receivable portfolios at a substantial discount from their face amount due to a deterioration of credit quality between the origination and the Company's acquisition of the portfolios. Income is recognized using either the interest method or cost recovery method. Upon acquisition, the Company reviews each consumer receivable portfolio to determine whether each such portfolio is to be accounted for individually or whether such portfolio will be assembled into static pools of consumer receivables portfolios based on common risk characteristics. Once the static portfolio pools are created, management estimates the future anticipated cash flows for each pool. If management can reasonably estimate the expected timing and amount to future cash flows the interest method is applied. However, if the expected future cash flows cannot be reasonably estimated, the Company uses the cost recovery method.

Prior to January 1, 2005, the Company accounted for its investment in consumer receivables portfolios using the interest method under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans." Effective January 1, 2005, the Company adopted and began to account for its investment in consumer receivable portfolios using the interest rate method under the guidance of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 03-03, "Accounting for Loans or Certain Securities Acquired in a Transfer." This Statement of Position ("SOP") addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through adjustment of the Internal Rate of Return ("IRR") while decreases in expected cash flows should be recognized as impairment.

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

Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At September 30, 2005, the Company had no consumer receivable portfolios accounted for under the cost recovery method.

The Company establishes valuation allowances for all acquired loans subject to SOP 03-03 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the loans. At September 30, 2005, the Company had no valuation allowance on its finance receivables. Prior to January 1, 2005, in the event that estimated future cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance.

                         VELOCITY ASSET MANAGEMENT, INC.
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (UNAUDITED)


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

Recent Accounting Pronouncements
--------------------------------

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"). This statement revises and supersedes FASB Statement No. 123, "Accounting for Share-Based Compensation" and requires that the cost of all share-based payments be recognized in the financial statements. For public entities that file as small business issuers--as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The effective date for implementation of SFAS 123R for the Company will be January 1, 2006. For the three months ended September 30, 2005 and 2004, the Company had no equity based compensation.


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

                         VELOCITY ASSET MANAGEMENT, INC.
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS (Continued)

Investments in Real Property (Continued)
----------------------------------------

Investments in real property consist of the following:

                                                         As of         As of
                                                     September 30,  December 31,
                                                         2005           2004
                                                     ------------   ------------
Total Property Inventory                             $  5,308,820   $  1,524,810
Assignments and Judgments                                 220,569        626,050
                                                     ------------   ------------

  Total Investment in Real Property                  $  5,529,389   $  2,150,860
                                                     ============   ============

Investments in Municipal Tax Liens
----------------------------------

Investments in municipal tax liens consist of the following:

                                                         As of         As of
                                                     September 30,  December 31,
                                                         2005           2004
                                                     ------------   ------------
Tax Lien Certificates                                $    332,539   $    432,232
Accrued Interest                                          247,654        269,885
                                                     ------------   ------------

  Total Tax Certficates, Net of Discounts            $    580,193   $    702,117
                                                     ============   ============


NOTE 3 - CONSUMER RECEIVABLE PORTFOLIOS

As of September 30, 2005 and 2004, the Company had $16,005,805 and $2,607,497,
respectively, remaining of consumer receivable portfolios. Changes in consumer receivables at September 30, 2005 and 2004 were as follows:

                                                     Three Months    Three Months
                                                        Ended           Ended
                                                     September 30,   September 30,
                                                         2005            2004
                                                     ------------    ------------
Balance at beginning of period                       $  9,285,664    $  2,114,791
Acquisitions and Capitalized Costs, net of Returns      7,230,849         344,822

Cash Collections                                       (1,532,839)       (492,319)
Income Recognized on Consumer Receivables               1,022,131         640,203
                                                     ------------    ------------
  Cash Collections Applied to Principal                  (510,708)        147,884
                                                     ------------    ------------

  Total Consumer Receivable Portfolios               $ 16,005,805    $  2,607,497
                                                     ============    ============

                         VELOCITY ASSET MANAGEMENT, INC.
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (UNAUDITED)


NOTE 3 - CONSUMER RECEIVABLE PORTFOLIOS (Continued)

As of September 30, 2005, the Company had $16,005,805 in consumer receivables. Based upon managements current estimation of future cash collections, principal reductions will be as follows:

June 30, 2006                                                       $  2,249,472
June 30, 2007                                                          2,999,232
June 30, 2008                                                          3,884,750
June 30, 2009                                                          4,367,141
Thereafter                                                             2,505,210
                                                                    ------------

  Total                                                             $ 16,005,805
                                                                    ============

The accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated cash flows as of September 30, 2005. Changes in the accretable yield are as follows:

                                                                   Three Months
                                                                      Ended
                                                                   September 30,
                                                                       2005
                                                                   ------------
Balance at Beginning of Period                                     $  8,668,872
Income Recognized on Consumer Receivable Portfolios                  (1,022,131)
Additions                                                             6,184,796
                                                                   ------------

  Balance at End of Period                                         $ 13,831,537
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

                         VELOCITY ASSET MANAGEMENT, INC.
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (UNAUDITED)


NOTE 4 - SHORT TERM BORROWINGS UNDER LINES OF CREDIT (Continued)

On the Closing Date, the following agreements were also entered into with the
Lender: a Continuing Guaranty, under which the Company provides a secure guaranty of Velocity's obligations under the Loan Agreement; a Security and Pledge Agreement, by and among the Registrant and the Lender, under which the Company pledged all of the Company's assets to secure the credit facility; and a Subordination Agreement, by and among the Company, the Lender and Velocity, under which the Company agreed to subordinate certain sums of the intercompany payable due and owing from Velocity to the payments owed under the credit facility.

Pursuant to the Loan Agreement, the Lender has agreed to advance to Velocity up to $12,500,000 to be used to finance up to 60% of the purchase price of individual pools of unsecured consumer receivables that are approved by the Lender under specific eligibility criteria set forth in the Loan Agreement. The interest rate on the loan is 3.50% above the prime rate of Wells Fargo Bank, N.A. The maturity date of the facility is January 27, 2008. As of September 30, 2005, the Company had $5,685,194 outstanding on the line.


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

Interest expense for the three month periods ended September 30, 2005 and 2004 was $257,013 and $105,920, respectively.

                         VELOCITY ASSET MANAGEMENT, INC.
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (UNAUDITED)


NOTE 6 - LONG TERM DEBT

On September 21, 2005, the Company's wholly owned J. Holder subsidiary entered into a $1,000,000 mortgage and security agreement, the proceeds of which are being used to renovate the Melbourne property. Estimated renovations are expected to cost approximately $900,000. All principal shall accrue interest at a fixed annual rate of 12.0% per annum and payments of accrued interest are due and payable in arrears in equal monthly payments on the outstanding principal balance of the promissory note. J. Holder is required to make monthly interest only payments of $10,000 until October 21, 2007 at which time all principal, accrued interest and other charges are due and payable. Prior to April 1, 2006, there shall be a prepayment penalty equal to the interest that would have been accrued and earned for six months from the date of the agreement.


NOTE 7 - RELATED PARTY TRANSACTIONS

In connection with the Company's independent consulting agreement with The Del Mar Consulting Group Inc., two of the Company's executive officers, W. Peter Ragan, Sr. and W. Peter Ragan, Jr. granted an option to RB & AJ Associated Holdings, Inc., a corporation majority owned by the President of the Consultant, to purchase for $13,600, warrants owned by the executive officers to purchase an aggregate of 85,000 (42,500 from each) shares of common stock at $1.04 per share. In addition, the executive officers granted an employee of the Consultant an option to purchase for $2,400, warrants owned by the executive officers to purchase an aggregate of 15,000 (7,500 from each) share of common stock at $1.04 per share. Both of these options were exercised on March 15, 2005.

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

Under the Retainer Agreement for Legal Services by and between Velocity Investments, LLC and Ragan & Ragan, P.C., the Company paid legal contingency fees to Ragan & Ragan, P.C. representing 25% of gross legal collections on consumer receivable portfolios. In addition, under a separate Retainer Agreement for Legal Services by and between J. Holder and VOM, LLC and Ragan & Ragan, P.C., the Company paid legal contingency fees to Ragan & Ragan, P.C. Total legal fees for the nine month periods ended September 31, 2005 and 2004 were as follows:

                                                     Nine Months    Nine Months
                                                        Ended          Ended
                                                    September 30,  September 30,
                                                        2005            2004
                                                    ------------   ------------
Legal Services Paid to Ragan & Ragan, PC            $    843,317   $    393,005
                                                    ============   ============

                         VELOCITY ASSET MANAGEMENT, INC.
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (UNAUDITED)


NOTE 8 - OUTSTANDING WARRANTS

At September 30, 2005, the Company had issued outstanding warrants to purchase 4,126,660 shares of its common stock at prices ranging from $1.04 to $2.50 per share. The first warrants (2,999,500 shares of common stock, as adjusted for the 13:1 reverse stock split) were granted pursuant to the Merger Agreement effective February 3, 2004 and expire after a period of five years. The second warrants (1,077,160 shares of common stock) were granted pursuant to private offerings and/or in lieu of services rendered and expire after a period of five years. The remaining warrants (50,000 shares of common stock) were granted as compensation to an independent consultant in lieu of services rendered and have an expiration date of March 31, 2009.


NOTE 9 - STOCK BASED COMPENSATION

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

                         VELOCITY ASSET MANAGEMENT, INC.
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (UNAUDITED)


NOTE 9 - STOCK BASED COMPENSATION (Continued)

Stock Based Compensation to Non-Employees (Continued)
-----------------------------------------------------

On September 1, 2005, we entered into an Independent Consulting Agreement (the "Agreement") with Lomond International, Inc., an unrelated North Carolina corporation (the "Consultant"), pursuant to which the Consultant agreed to provide certain specified business advisory services for a period of one year. As compensation for such services, we agreed to sell to the Consultant, as a commencement bonus, a warrant to purchase 50,000 shares of the Company's common stock with an exercise price of $2.50 per share, and an expiration date of March 31, 2009, for an aggregate purchase price of $2,500. The warrant will participate in all forward and reverse stock splits and stock dividends and will have a one-time piggy-back registration right on the warrant and the shares of common stock underlying the warrant.


NOTE 10- SUBSEQUENT EVENTS

Financing
---------

On October 27, 2005, Velocity Asset Management, Inc. (the "Company") and its wholly owned subsidiary, J Holder, Inc. ("J Holder"), entered into a Securities Purchase Agreement with an institutional investor relating to a sale of a 10% Secured Convertible Debenture, due April 27, 2007, in the aggregate principal amount of $1.8 million (the "Debenture"), and an associated common stock purchase warrant (the "Warrant") to purchase 200,000 shares of the Company's common stock at an exercise price of $3.10 per share. Net proceeds from the financing ($1,770,000) are to be used primarily for working capital purposes including, but not limited to, the purchase of distressed real property interests and distressed consumer receivable portfolios.

The Debenture was issued with an initial conversion price of $4.00 per share and provides for full ratchet anti-dilution protection (in certain circumstances). At the initial conversion price, the Debenture is convertible into an aggregate of 450,000 shares of common stock. The Debenture bears interest at 10% per annum, payable monthly on the first day of each calendar month, beginning on November 1, 2005. Interest is payable in cash or, at the Company's option, in shares of common stock provided certain conditions are satisfied. On or after April 1, 2006, the Debenture will be convertible into shares of common stock at a price equal to $2.525 per share (125% of the 5 day average closing price immediately prior to the closing date).

Beginning on April 1, 2006, the Company is obligated to repay the Debenture in monthly payments equal to 1/12 of the outstanding principal amount, in cash; provided, however, that upon the satisfaction of certain conditions, such payment may be made in shares of the Company's common stock based on a conversion price equal to 85% of the average of the three lowest closing prices of the Company's common stock during the ten trading days immediately prior to the applicable monthly payment date.

At any time after the issuance date and prior to March 31, 2006, the Debenture may be redeemed at the election of the Company at the principal amount, plus accrued but unpaid interest, subject to the satisfaction of certain conditions. Upon the occurrence of a change of control, a fundamental transaction or the sale of certain specified assets as set forth in the Debenture, the holders may require the Company to redeem the Debenture at the principal amount, plus accrued and unpaid interest, subject to the satisfaction of certain conditions.

                         VELOCITY ASSET MANAGEMENT, INC.
                          (Formerly Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (UNAUDITED)


NOTE 10- SUBSEQUENT EVENTS (Continued)

The purchaser of the Debenture was granted (i) a security interest in the assets of the Company and the assets of the Company's subsidiaries, J Holder, TLOP Acquisition Company, LLC, VOM, LLC and SH Sales, Inc. (the "Subsidiary Guarantors"), and (ii) a pledge of the Company's direct and indirect ownership of its subsidiaries, each of which are subject to the liens of holders of existing indebtedness, permitted liens and permitted indebtedness. Additionally, the Subsidiaries have agreed to guarantee the obligations of the Company under the Debenture and the other transaction documents.

The Debenture is also guaranteed personally by each of John C. Kleinert, the Company's President and Chief Executive Officer, W. Peter Ragan, Sr., the Company's Vice President and W. Peter Ragan, Jr., President of the Company's wholly owned Velocity Investments, LLC subsidiary.

The Warrant was issued with an exercise price of $3.10 per share, provides for full ratchet anti-dilution protection in certain circumstances and contains a cashless exercise provision. The Warrant is exercisable for an aggregate of 200,000 shares of common stock, and if fully exercised for cash at the initial exercise price, the Warrant would yield approximately $620,000 of additional proceeds to the Company.

The Company has agreed to file a registration statement with the Securities and Exchange Commission in order to register the resale of the shares issuable upon conversion of the Debenture and the shares issuable upon exercise of the Warrant.

Pursuant to the Securities Purchase Agreement, the investor has certain rights to participate in future financings of the Company. In addition, subject to certain exceptions, for a period of 90 days after the effective date of the registration statement (described above), the Company may not issue shares of common stock or common stock equivalents

The holder may not convert the Debenture or exercise the Warrant to the extent that, after giving effect to such conversion or exercise, as the case may be, the holder would beneficially own in excess of 4.99% of the number of shares of common stock of the Company outstanding immediately after giving effect to such conversion, calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Board Expansion
---------------

The Company expanded its board to five members on November 7, 2005 and appointed three new directors. The new board members are Mr. Steven Marcus, Dr. Michael Kelly and Mr. David Granatell. They join existing board members Jack Kleinert, Chief Executive Officer of the Company, and W. Peter Ragan, Sr., Vice President of Company. In connection with these appointments the board expects to establish an audit committee consisting of Steve Marcus, Dr. Michael Kelly and Dave Granatell. The board has determined that Steve Marcus is an audit committee financial expert and that each of three new directors is "independent" as that term is defined in Section 301 of the Sarbanes-Oxley Act of 2002 and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended. The Company expects to constitute a compensation committee that will consist solely of its three new independent directors.

Amendment and Restatement of By-laws
------------------------------------

On November 11, 2005, the Company amended its by-laws and, as so amended, restated its by-laws in their entirety.

Amendment of Business Advisory Agreement
----------------------------------------

On November 11, 2005, the Business Advisory Agreement, dated September 1, 2005, between the Company and Lomond International, Inc. was amended, retroactive to the date of the agreement, to eliminate any compensation payable by the Company to Lomond International Inc. in connection with any debt or equity investment of any kind. As consideration for such amendment, Lomond was paid a fee of $25,000.

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

         The restatement had no impact on our net income, earnings per share, cash position and revenue for the nine-month period ended September 30, 2005.

Future Operating Results
------------------------

         This Report on Form 10-QSB contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, financial and business challenges making it more difficult than expected to expand its operations; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward-looking statements made herein include, but are not limited to (i) the availability for purchase of consumer receivable portfolios, interests in distressed real property and tax lien certificates that satisfy our criteria,
(ii) competition in the industry, and (iii) the availability of debt and equity financing. Assumptions relating to budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak solely as of the date of this Form 10-QSB. The Company assumes no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise. This information in this Form 10-QSB should be read in conjunction with the Company's restated audited financial statements included in its Form 10-KSB as of and for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

Overview
--------

         Velocity, previously known as Tele-Optics, Inc., was organized in the State of Delaware in December 1986. We were inactive until February 3, 2004, when we acquired STB, Inc., a New Jersey corporation. Since that acquisition, we have engaged in the business of acquiring, managing and servicing distressed assets consisting of consumer receivable portfolios, interests in distressed real property and tax lien certificates. The business is carried on by our three wholly owned subsidiaries: Velocity Investments, LLC, which invests in consumer debt purchased on the secondary market at a discount from face value and then seeks to liquidate these debt portfolios through legal collection means; J. Holder, Inc., which invests in distressed real property interests, namely, real property being sold at sheriff's foreclosure and judgment execution sales, defaulted mortgages, partial interests in real property and the acquisition of real property with clouded title; and VOM, LLC, which invests in New Jersey municipal tax liens with the focus on profit through legal collection and owned real estate opportunities presented by the current tax environment.

         Our consumer receivable portfolios are purchased at a discount from the amount actually owed by the obligor. Our interests in distressed real property are purchased following an extensive due diligence process concerning the legal status of each property and a market analysis of the value of the property or underlying property. Our tax lien certificates are purchased at a discount from par following a due diligence analysis similar to that performed in connection with the purchase of interests in distressed real property. Our profitability as a company depends upon our ability to purchase and collect on a sufficient volume of our consumer receivables, the sale of our interests in distressed real property and the collection of taxes and accrued interest on our tax lien certificates to generate revenue that exceeds our cost.

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

     Purchased Receivable Portfolios and Revenue Recognition

         We purchase pools of consumer receivable accounts at a substantial discount from their face amounts which are usually discounted from 75% to 97% and are recorded at our acquisition cost. The portfolios of consumer receivables contain accounts that have experienced deterioration of credit quality between origination and our acquisition of the consumer receivable portfolios. The discounted amount paid for a pool of consumer receivable accounts reflects our determination that it is probable we will be unable to collect all amounts due according to the contractual terms of the accounts. At acquisition, we review the consumer receivable accounts in the portfolio to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that we will be unable to collect all amounts due according to the contractual terms of the accounts. If both conditions exist, we determine whether each such receivable account is to be accounted for individually or whether such receivables will be assembled into static pools based on common risk characteristics. We consider expected prepayments and estimate the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio of consumer receivable accounts and subsequently aggregated pools of consumer receivable accounts. We determine the excess of the pool's scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted based on our proprietary acquisition models. The remaining amount, representing the excess of the loan's cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the remaining life of the loan or pool.

         Prior to January 1, 2005, we accounted for our investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans." In accordance with Practice Bulletin 6, revenue was recognized based on our anticipated cash collections and the estimated rate of return over the useful life of the pool. Effective January 1, 2005, we adopted and began to account for our investment in finance receivables using the interest method under the guidance of American Institute of Certified Public Accountants Statement of Position 03-03, "Accounting for Loans or Certain Securities Acquired in a Transfer." For portfolios of consumer receivables acquired in fiscal years beginning prior to December 15, 2004, Practice Bulletin 6 is still effective; however, Practice Bulletin 6 was amended by Statement of Position 03-03. For portfolios of consumer receivables acquired in fiscal years beginning after December 15, 2004, Statement of Position 03-03 is effective. In accordance with Statement of Position 03-03 (and the amended Practice Bulletin 6), revenue is recognized based on our anticipated cash collections and the estimated rate of return over the useful life of the pool.

         We believe that the amounts and timing of cash collections for our purchased receivables can be reasonably estimated and, therefore, we utilize the interest method of accounting for our purchased receivables prescribed by Statement of Position 03-03 (and the amended Practice Bulletin 6). Such belief is predicated on our historical results and our knowledge of the industry. Each static pool of receivables is statistically modeled to determine its projected cash flows based on historical cash collections for pools with similar risk characteristics. Statement of Position 03-03 (and the amended Practice Bulletin
6) requires that the accrual basis of accounting be used at the time the amount and timing of cash flows from an acquired portfolio can be reasonably estimated and collection is probable.

         Where the future cash collections of a portfolio cannot be reasonably estimated we use the cost recovery method as prescribed under Statement of Position 03-03 (and the amended Practice Bulletin 6). Under the cost recovery method, no revenue is recognized until we have fully collected the initial acquisition cost of the portfolio. We have no consumer receivable portfolios under the cost recovery method.

         Under Statement of Position 03-03 (and the amended Practice Bulletin
6), to the extent there are differences in actual difference compared to the expected performance, increases in cash flows should be recognized prospectively through adjustment of internal rate of return while decreases in expected cash flows should be recognized as impairment. Under both the guidance Statement of Position 03-03 and the amended Practice Bulletin 6, when expected cash flows are higher than prior projections, the increase in expected cash flows results in an increase in the internal rate of return and therefore, the effect of the cash flow increase is recognized as increased revenue prospectively over the remaining life of the affected pool. However, when expected cash flows are lower than prior projections, Statement of Position 03-03 requires that the expected decrease be recognized as an impairment by decreasing the carrying value of the affected pool (rather than lowering the internal rate of return) so that the pool will amortize over its expected life using the original internal rate of return.

         Generally, the portfolios are expected to amortize over a five year period based on our estimated future cash flows. Historically, a majority of the cash we ultimately collect on a portfolio is received during the first 36 months after acquiring the portfolio, although additional amounts are collected over the remaining period. The estimated future cash flows of the portfolios are re-evaluated quarterly.

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

         We establish valuation allowances for all acquired loans subject to SOP 03-03 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the loans. At September 30, 2005, we had no valuation allowance on our finance receivables. Prior to January 1, 2005, in the event that estimated future cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance.

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

         As discussed below, the nine-month period ended September 30, 2005 was characterized by a substantial increase in revenues, resulting in net income for the period of $484,096 as compared to net income of ($2,670,025) during the same period in the prior year. In the nine-month period ended September 30, 2004 we had a non-cash operating loss of ($2,859,307) on a loss with respect to the early extinguishment of debt.

Results of Operations
---------------------

         Revenues in the three-month period ended September 30, 2005 (the "2005 Third Quarter) were $2,758,285 as compared to $1,247,728 in the same period in the prior year (the "2004 Third Quarter"), representing a 121.1% increase. Revenues in the nine month period ended September 30, 2005 (the "2005 Period") were $6,227,436 as compared to $3,633,334 in the same period in the prior year (the "2004 Period"), representing a 71.4% increase. The increase in revenues for the 2005 Third Quarter as compared to the 2004 Third Quarter was primarily attributable to increases in revenues at each of Velocity Investments, our consumer receivables subsidiary, and J Holder, our distressed real property subsidiary. The increase in revenues for the 2005 Period as compared to the 2004 Period was primarily attributable to an increase in revenues at Velocity Investments, our consumer receivables subsidiary. Revenues from the sale of real property, the collection of consumer receivables and the collection of taxes and interest derived from tax lien certificates owned by the Company represented approximately 61.2%, 37.0% and 1.8%, respectively during the 2005 Third Quarter as compared to approximately 41.7%, 36.5%, and 4.5% during the 2004 Third Quarter, and approximately 59.0%, 36.4% and 12.0% during the 2005 Period as compared to 61.7%, 32.9% and 5.4% during the 2004 Period. Management does not believe that the mix of revenues on a comparative basis is necessarily indicative of any trend but is more related to factors beyond the Company's control, such as maturity or sale dates, court decisions and other similar events that affect the timing of revenue recognition.

Operating Expenses

         Total operating expenses in the 2005 Third Quarter were $2,064,266 as compared to $3,807,103 in the 2004 Third Quarter, representing a 45.8% decrease. Total operating expenses for the 2005 Period were $5,017,632 as compared to $5,763,908 for the 2004 Period, representing a 12.9% decrease. The decrease in total operating expenses for the 2005 Third Quarter was primarily attributable to a substantial decrease in loss on extinguishment of debt partially offset by an increase in professional fees and general administration, costs due to an expansion of operations at Velocity Investments, and an increase in costs of distressed real property at J Holder. The decrease in total operating expenses for the 2005 Period was primarily attributable to a substantial decrease in loss on extinguishment of debt partially offset by an increase in professional fees and general and administrative expenses due to an expansion of operations at Velocity Investments.

Other Income (Expense)

         Interest expense in the 2005 Third Quarter was $257,013 as compared to $105,920 in the 2004 Third Quarter, representing a 142.6% increase. Interest expense in the 2005 Period was $364,567 as compared to $338,119 in the 2004 Period, representing an 7.8% increase. The increase in interest expenses for both periods was primarily attributable to an increase in the amount and structure of the Company's debt.

Net Income (Loss)

         Net income in 2005 Third Quarter was $224,933 as compared to ($2,670,025) in the 2004 Third Quarter. Net income for the 2005 Period was $484,096 as compared to ($2,476,815) in the 2004 Period. The increase in net income for the 2005 Third Period as compared to the 2004 Third Period was primarily attributable to an expansion of operations at our Velocity Investments subsidiary and a substantial decrease in loss on extinguishment of debt. The increase in net income for the 2005 Third Quarter as compared to the 2004 Third Quarter was primarily attributable to an expansion of operations at our Velocity Investments subsidiary and a substantial decrease in loss on extinguishment of debt. Results of operations are likely to fluctuate from quarter to quarter depending on the mix of revenue sources and other factors beyond the Company's control as indicated above. Accordingly, comparisons of quarter to quarter may not be meaningful.

Liquidity and Capital Resources

         At September 30, 2005, the Company had approximately $155,510 in cash and cash equivalents and trade accounts payable in the amount of $184,258. Management believes that the net of such funds, together with the revenues expected to be generated from operations, the Company's line of credit with Wells Fargo Foothill, Inc. as well as the net proceeds from the October 2005 financing with an institutional investor referenced below will be sufficient to finance operations for the foreseeable future.

         In order to expand operations by, among other things, purchasing additional portfolios of receivables, the Company is seeking to raise additional capital through the sale of equity or debt instruments. On October 27, 2005, the Company and its wholly owned subsidiary, J Holder, Inc., entered into a Securities Purchase Agreement with an institutional investor relating to a sale of a 10% Secured Convertible Debenture, due April 27, 2007, in the aggregate principal amount of $1.8 million, and an associated common stock purchase warrant to purchase 200,000 shares of the Company's common stock at an exercise price of $3.10 per share. Net proceeds from the financing ($1,780,000) are to be used primarily for working capital purposes including, but not limited to, the purchase of distressed real property interests and distressed consumer receivable portfolios.

         Although the Company is negotiating with various parties and institutions, no assurance can be given that additional capital will be obtained on terms acceptable to the Company or at all.

         Item 3            Controls and Procedures.

         (a) Disclosure Controls. As of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of such period, our disclosure controls and procedures were effective as of the period covered by this report in timely alerting them to material information relating to Velocity Asset Management, Inc. required to be disclosed in our periodic reports with the Securities and Exchange Commission.

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

             1. On September 1, 2005, Registrant sold to Lomond International, Inc., an unrelated, accredited investor, a warrant to purchase 50,000 shares of its common stock, par value $.001 per share, with an exercise price of $2.50 per share and an expiration date of March 31, 2009, for an aggregate purchase price of $2,500.

With respect to issuance of the security referred to above, the investor was furnished with information regarding Registrant and the offering and issuance, and had the opportunity to verify information supplied. Additionally, Registrant obtained a representation from the investor of its intent to acquire the security for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The security bears an appropriate restrictive legend.

Item 3       Defaults Upon Senior Securities

             None

Item 4       Submission of Matters to a Vote of Security Holders

             None.

Item 5       Other Information

             None

Item 6       Exhibits and Reports on Form 8-K

             (a) Exhibits

             4.1 Amendment No. 1 to Business Advisory Agreement, dated November 11, 2005 between Registrant and Lomond International.

             4.2 Director Indemnification Agreement dated November 7, 2005 between the Registrant and Steven E. Marcus.

             4.3    Amended and Restated Bylaws of the Registrant.

             31.1.  Certification of Principal Executive Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

             31.2   Certification of Principal financial Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

             32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

             32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

             (b)  Reports on Form 8-K

                  1. On September 7, 2005, Registrant filed a Current Report on Form 8-K reporting the entry into a definitive agreement with Lomond International, Inc. and the sale to Lomond International, Inc. of a warrant to purchase 50,000 shares of Registrant's common stock.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       VELOCITY ASSET MANAGEMENT, INC.

Dated:  November 14, 2005              By: /s/ JOHN C. KLEINERT
                                           -------------------------------------
                                           John C. Kleinert
                                           Chief Executive Officer and President