Form 10QSB/A
period 2005-09-30
VELOCITY ASSET MANAGEMENT INC
filed 2005-11-18
CIK 813565

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


                                  FORM 10-QSB/A
                               (Amendment No. 1)
                    For the Quarter Ended September 30, 2005


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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
     For the Three and Six Months Ended June 30, 2005 and December 31, 2004
                                   (UNAUDITED)

                                                For the Three Months Ended      For the Nine Months Ended
                                                       September 30,                   September 30,
                                               ----------------------------    ----------------------------
                                                   2005            2004            2005            2004
                                               ------------    ------------    ------------    ------------
REVENUES
  Sale of Real Property, Interest Income and
     Mortgage/Judgment Liens                   $  1,687,537    $    519,898    $  3,670,889    $  2,240,484
  Collections on Credit Card Receivables          1,022,131         643,117       2,271,378       1,195,506
  Interest Income - Tax Certificates Held            48,617          84,713         285,169         197,344
                                               ------------    ------------    ------------    ------------

Total Revenues                                    2,758,285       1,247,728       6,227,436       3,633,334
                                               ------------    ------------    ------------    ------------

OPERATING EXPENSES
  Cost of Real Property                           1,260,486         460,707       2,990,019       2,104,089
  Consulting Fees                                        --           3,500              --          12,111
  Professional Fees                                 556,796         434,350       1,303,354         604,750
  Loss on Extinguishment of Debt                         --       2,859,307              --       2,859,307
  General and Administrative Expenses               246,984          49,239         724,259         183,651
                                               ------------    ------------    ------------    ------------

      Total Operating Expenses                    2,064,266       3,807,103       5,017,632       5,763,908
                                               ------------    ------------    ------------    ------------

      Income from Operations                        694,019      (2,559,375)      1,209,804      (2,130,574)
                                               ------------    ------------    ------------    ------------

OTHER EXPENSE
  Interest Expense                                 (257,013)       (105,920)       (364,567)       (338,119)
                                               ------------    ------------    ------------    ------------

      Total Other Expense                          (257,013)       (105,920)       (364,567)       (338,119)
                                               ------------    ------------    ------------    ------------

Income (Loss) Before Tax Provision                  437,006      (2,665,295)        845,237      (2,468,693)


Provision for Income Taxes                          193,529           4,730         361,141           8,122
                                               ------------    ------------    ------------    ------------

Net Income (Loss)                              $    243,477    $ (2,670,025)   $    484,096    $ (2,476,815)
                                               ============    ============    ============    ============



Weighted Average Common Shares - Basic           15,966,217      13,585,345      15,939,214       9,298,185
                                               ============    ============    ============    ============

Net Income (Loss) per Common Share - Basic     $       0.01    $      (0.20)   $       0.03    $      (0.27)
                                               ============    ============    ============    ============

Weighted Average Common Shares - Diluted         19,898,361      16,784,845      19,860,438      11,349,146
                                               ============    ============    ============    ============

Net Income (Loss) per Common Share - Diluted   $       0.01    $      (0.16)   $       0.02    $      (0.22)
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



                                       VELOCITY ASSET MANAGEMENT, INC.

Dated:  November 18, 2005              By: /s/ JOHN C. KLEINERT
                                           -------------------------------------
                                           John C. Kleinert
                                           Chief Executive Officer and President