Form 10QSB/A
period 2004-09-30
VELOCITY ASSET MANAGEMENT INC
filed 2005-12-02
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 4)

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

                                  FORM 10-QSB/A
                                (Amendment No. 4)

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

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                               For the Three Months Ended       For the Nine Months Ended
                                                      September 30,                   September 30,
                                               ----------------------------    ----------------------------
                                                   2004            2003            2004            2003
                                                (Restated)                      (Restated)
                                               ------------    ------------    ------------    ------------
REVENUES
  Sale of Real Property                        $    519,898    $    566,574    $  2,194,471    $  2,205,830
  Collections on Consumer Receivables
     and Interest Income                            643,117         187,085       1,241,519         420,626
                                               ------------    ------------    ------------    ------------

     Total Revenues                               1,163,015         753,659       3,435,990       2,626,456
                                               ------------    ------------    ------------    ------------

OPERATING EXPENSES
  Cost of Real Property                             460,707         557,556       2,104,089       2,011,881
  Consulting Fees                                     3,500          36,838          12,111          76,569
  Professional Fees                                 434,350          96,044         604,750         236,884
  Lien Searches                                       1,810          23,060          12,891          49,298
  Loss on Extinguishment of Debt                  2,859,307              --       2,859,307              --
  General and Administrative Expenses                47,429          29,071         170,760          62,148
                                               ------------    ------------    ------------    ------------

     Total Operating Expenses                     3,807,103         742,569       5,763,908       2,436,780
                                               ------------    ------------    ------------    ------------

     Income from Operations                      (2,644,088)         11,090      (2,327,918)        189,676
                                               ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
  Interest Expense                                 (105,920)        (70,651)       (338,119)       (259,089)
  Other Income                                       84,713          33,725         197,344          33,725
                                               ------------    ------------    ------------    ------------

     Total Other Income (Expense)                   (21,207)        (36,926)       (140,775)       (225,364)
                                               ------------    ------------    ------------    ------------

Income (Loss) Before Tax Provision               (2,665,295)        (25,836)     (2,468,693)        (35,688)

Provision for Income Taxes                            4,730           1,284           8,122           1,284
                                               ------------    ------------    ------------    ------------

Net Income (Loss)                              $ (2,670,025)   $    (27,120)   $ (2,476,815)   $    (36,972)
                                               ============    ============    ============    ============


Weighted Average Common Shares - Basic           13,585,345      13,005,000      32,848,235      13,005,000
                                               ============    ============    ============    ============

Net Income (Loss) per Common Share - Basic     $      (0.20)   $      (0.00)   $      (0.08)   $      (0.00)
                                               ============    ============    ============    ============

Weighted Average Common Shares - Diluted         16,784,845      13,005,000      38,466,127      13,005,000
                                               ============    ============    ============    ============

Net Income (Loss) per Common Share - Diluted   $      (0.16)   $      (0.00)   $      (0.06)   $      (0.00)
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



                                       VELOCITY ASSET MANAGEMENT, INC.

Dated:  December 2, 2005                By: /s/ JOHN C. KLEINERT
                                           ------------------------------------
                                           John C. Kleinert
                                           Chief Executive Officer and President