Form 10KSB
period 2005-12-31
VELOCITY ASSET MANAGEMENT INC
filed 2006-03-31
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d )
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act [ ]

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d ) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in the form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB. [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         Yes [ ] No [X]

         State issuer's revenues for its most recent fiscal year: $ 8,101,744

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 15, 2006 ($1.75 per share) was $6,657,340.

         State the number of shares outstanding of each of the issuer's classes of common equity: As of March 15, 2006: 15,972,321 shares of common stock, par value $.001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):  YES [ ] NO [X]



                       DOCUMENTS INCORPORATED BY REFERENCE

         NONE

                                TABLE OF CONTENTS



PART I                                                                        1

   ITEM 1: DESCRIPTION OF BUSINESS                                            1

   ITEM 2: DESCRIPTION OF PROPERTIES                                         22

   ITEM 3: LEGAL PROCEEDINGS                                                 22

   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               22

PART II                                                                      23

   ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
   MATTERS                                                                   23

   ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS.                                                24

   ITEM 7: FINANCIAL STATEMENTS                                              30

   ITEM 8: CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING
   AND FINANCIAL DISCLOSURE                                                  30

   ITEM 8A: CONTROLS AND PROCEDURES                                          30

   ITEM 8B: OTHER INFORMATION                                                31

PART III                                                                     31

   ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
   PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF
   THE REGISTRANT                                                            31

   ITEM 10: EXECUTIVE COMPENSATION                                           34

   ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND AND
   MANAGEMENT                                                                34

   ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   36

PART IV                                                                      37

   ITEM 13: EXHIBITS                                                         37

   ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES                           40

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

         We cannot give any guarantee that these plans, intentions or expectations will be achieved. All forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the "Risk Factors" section beginning on page [17] of this Annual Report. Listed below and discussed elsewhere in this Annual Report are some important risks, uncertainties and contingencies that could cause our actual results, performances or achievements to be materially different from the forward-looking statements included in this Annual Report. These risks, uncertainties and contingencies include, but are not limited to, the following:

         o the availability for purchase of consumer receivable portfolios, interests in distressed real property and tax lien certificates that satisfy our criteria;

         o        competition in the industry;

         o        the availability of debt and equity financing;

         o        future acquisitions;

         o        the availability of qualified personnel;

         o international, national, regional and local economic and political changes;

         o        general economic and market conditions;

         o        changes in applicable laws;

         o trends affecting our industry, our financial condition or results of operations;

         o the timing and amount of collections on our consumer receivable portfolios;

         o the timing of sales of interests in distressed real property and redemption of tax lien certificates; and

         o increases in operating expenses associated with the growth of our operations.

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

         On February 3, 2004, we entered into and consummated an Agreement and Plan of Merger by and among our wholly-owned subsidiary, TLOP Acquisition Company, L.L.C., a New Jersey limited liability company, STB and the stockholders of STB, John C. Kleinert, W. Peter Ragan, Sr. and W. Peter Ragan, Jr. In accordance with the terms of the merger agreement, on that date, STB was merged with and into TLOP Acquisition, and we issued to the stockholders of STB, in exchange for all of the common stock of STB issued and outstanding, (a) an aggregate of 6,129,424 shares of our common stock, (b) the right to receive an aggregate of 1,808,077 additional shares of our common stock upon amendment of our certificate of incorporation to increase the total number of shares of capital stock that we are authorized to issue, and (c) warrants to purchase during a period of five years an aggregate of 2,437,000 shares of Common Stock at an exercise price of $1.04 per share. The 6,129,424 shares of our common stock issued to the former stockholders of STB represented approximately 80% of the then total issued and outstanding shares of our common stock. The merger agreement also provided that upon amendment of our certificate of incorporation to authorize us to issue a series of preferred stock having certain terms and conditions, John C. Kleinert would convert all of the debt owed by us to him, including debt under a line of credit and other secured loans, into shares of such preferred stock. Mr. Kleinert has since converted all of the debt owed by us to him into shares of our common stock. Except as may be otherwise noted, all share and per share data set forth is this filing give effect to the 13 for one reverse split of our common stock effected on April 8, 2004, as discussed below.

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

         Effective April 8, 2004 we changed our corporate name from Tele-Optics, Inc. to Velocity Asset Management, Inc., effected a 13 for one reverse split of our then issued and outstanding shares of common stock, and changed the total authorized shares of our capital stock to 50,000,000 shares, of which 40,000,000 are classified as common stock, par value $.001 per share, and 10,000,000 are classified as preferred stock, par value $.001 per share, issuable in series with such powers, designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as our board of directors may fix from time to time by resolution or resolutions. As a result of such amendment, we had sufficient authorized shares of common stock to enable us to issue to the former stockholders of STB the additional shares of common stock and warrants as provided in the merger agreement, and we have effected such issuances. Except as otherwise noted, all share and per share data set forth in this annual report gives effect to the one-for-thirteen reverse split.

         Unless the context otherwise requires, the terms "we," "us" or "our" as used hereinafter refer to Velocity Asset Management and our subsidiaries, including TLOP Acquisition and its subsidiaries J. Holder, Inc., VOM, LLC and Velocity Investments, LLC for periods after February 3, 2004 and Tele-Optics, Inc. for periods before February 3, 2004.


Overview

         STB was formed in New Jersey in 2003. Since February 3, 2004, when we acquired STB, we have engaged in the acquiring, managing, collecting and servicing of distressed assets consisting of consumer receivable portfolios, interests in distressed real property and tax lien certificates, through three wholly-owned subsidiaries:

         Velocity Investments, LLC, which was formed in 2002, invests in consumer receivable portfolios purchased on the secondary market at a discount from face value and then seeks to liquidate interests contained within these portfolios through legal collection means.

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

         Our objective is to maximize our return on investment in distressed assets. Our overall capital base is allocated among consumer receivable portfolios, interests in distressed real property and tax lien certificates based on the conditions of the particular market, the price/cost of the specific asset within such market and our internal risk/return analysis. The strategy for the allocation of capital among different types of distressed assets is determined solely by our senior management.

         Historically, the majority of our revenues have been derived from the realization of our distressed real property assets, which accounted for approximately 85% of our revenues during fiscal 2003, as compared to 7.5% of our revenues during such year for each of our consumer receivables and our tax lien certificates. Revenues generated from the realization or sale of our consumer receivables business increased to $1,726,356 in fiscal 2004, or approximately 39.6% of our total revenues for fiscal 2004, and to $3,633,945, or approximately 44.5% of our total revenues in fiscal 2005, while revenues from our distressed real property assets were $2,369,564, or approximately 54.4% of our total revenues in fiscal 2004 and $3,685,338, or 44.9% of our total revenues in fiscal 2005. The increased revenue from our distressed real property assets in fiscal 2005 is attributable to the sale of a single property during such period. We anticipate increasing growth in our consumer receivables portfolios as a result of the $12.5 million line of credit that our Velocity Investments subsidiary entered into with Wells Fargo Foothill, Inc. in 2005, as amended in February 2006. Such line of credit can be used exclusively to purchase additional consumer receivable portfolios.

         We acquire consumer receivable portfolios at a significant discount to the amount actually owed by the obligors. We acquire these portfolios after a qualitative and quantitative analysis of the underlying receivables and calculate the purchase price so that our estimated cash flow offers us an adequate return on our acquisition costs and servicing expenses. After purchasing a consumer receivable portfolio, we actively monitor its performance and review and adjust our collection and servicing strategies accordingly. Although we perform some collection activities, we outsource the legal collection process to third parties to keep actual overhead at a minimum. Historically, all of our consumer receivables have been from obligors in New Jersey, but since December 2004, we have acquired obligors in other states and intend to continue to expand our operations geographically.

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

Recent Financing

         On October 27, 2005, we consummated a $1.8 million secured convertible debt financing with DKR SoundShore Oasis Ltd., or DKR, in a private offering. Net proceeds from the financing were used primarily for general working capital purposes including, but not limited to, the purchase of distressed real property interests and distressed consumer receivable portfolios. We agreed to register the shares of common stock underlying the debenture (and 200,000 shares of common stock issuable upon the exercise of a warrant issued to DKR in connection with such financing) with the Securities and Exchange Commission, which registration was declared effective on December 29, 2005.

Proposed Preferred Stock Offering

         On December 1, 2005, we filed an initial registration statement with the SEC with respect to the sale of up to 1,000,000 shares of Series A convertible preferred stock at a price of $10.00 per share. We will be offering a minimum of 500,000 shares on a "best efforts, all-or-none" basis and an additional 500,000 of such shares on a "best efforts" basis up to a maximum of 1,000,000 shares. We intend to use the estimated net proceeds from such offering primarily for the purchase of portfolios of unsecured consumer receivables, the purchase of distressed real property, repayment of outstanding convertible debt and for general corporate purposes, including working capital. There can be no assurance, however, that we will be successful in selling the minimum number of shares of preferred stock in such offering or any shares in excess of such minimum.

Corporate Information

         Our principal executive offices are located at 48 S. Franklin Turnpike, 3rd Floor, Ramsey, New Jersey 07446 and our telephone number is (201) 760-6306. Our corporate website is www.velocitycollect.com. The information on our website is not incorporated by reference in this annual report.

Industry Overview

         The purchase and liquidation of distressed assets consisting of consumer receivable portfolio, interests in distressed real property and tax lien certificates is a growing industry that is driven by many factors including:

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

         According to a US Federal Reserve release dated February 2006, consumer debt was $2.2 trillion and increasing at an annual rate of 3.0% as of December 2005. We believe that as a result of the difficulty in collecting these receivables and the desire of originating institutions to focus on their core businesses and to generate revenue from these receivables, originating institutions are increasingly electing to sell these portfolios.

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

         o conducting extensive internal due diligence to ensure our third party services are provided with the most complete available information on a portfolio in order to maximize collections;

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

         Additionally, in 2006 we intend to continue to grow our business generally while emphasizing the expansion of the business of Velocity Investments by acquiring additional consumer debt receivable portfolios, including multi-state consumer debt receivables. Until December 2004, when we acquired our first multi-state portfolio, all receivables owned by Velocity Investments were from obligors in New Jersey. Since December 2004, we have purchased portfolios with receivables from obligors in New York, Massachusetts, Delaware, Maryland, Georgia, Alabama, Arkansas, Connecticut, Indiana, Ohio, Tennessee, Michigan, Colorado, Oregon, Wisconsin, Illinois, Kentucky, Minnesota, Rhode Island, Virginia, Hawaii, Wyoming, Florida, Pennsylvania, California and Missouri.


Consumer Receivables Purchase Program

         We purchase consumer receivable portfolios that include charged-off receivables and semi-performing receivables. We identify potential portfolio acquisitions on an ongoing basis through our relationships with industry participants, collection agencies, investors and our financing sources, brokers who specialize in the sale of receivable portfolios and other sources.

         Historically, Velocity Investments has acquired receivable portfolios with face amounts ranging from $225,000 to approximately $17 million at purchase prices ranging from $0.043 to $0.25 of such face amounts.

The following table summarizes our cumulative historical portfolio purchase price and cash collections as of December 31, 2003, 2004 and 2005. (All dollar amounts in thousands.)

                    Aggregate Initial      No. of                                       Gross Cash
                       Outstanding       Portfolios    Cumulative    Cumulative Gross   Collections
Reporting Period     Principal Amount    Purchased   Purchase Price    Collections      Per Period
----------------     ----------------    ---------   --------------    -----------      ----------
   12/31/2003          $  11,498              5         $  2,038        $    446         $    446
   12/31/2004          $  21,008             15         $  3,489        $  2,596         $  2,150
   12/31/2005          $ 154,112             37         $ 14,951        $  8,001         $  5,405

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

Consumer Receivables Servicing

         Our objective is to maximize our return on investment on acquired consumer receivable portfolios. Consequently, before acquiring a portfolio, we analyze the various assets contained in the portfolio to determine how to best maximize collections in a cost efficient manner. If we acquire the portfolio, we can then promptly process the receivables that were purchased and commence the collection process. Unlike collection agencies that typically have only a specified period of time to recover a receivable, as the portfolio owners we have significantly more flexibility in establishing payment programs and establishing customized policies and procedures.

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

         We outsource all of the legal collection process of our receivables to third party law firms, historically only Ragan & Ragan, P.C., based on specific guidelines established by senior management and set forth in a third-party servicing contract. Each third-party law firm to whom we might outsource receivable servicing is selected from an industry law list with an accredited bond, has compatible information technology systems and meets certain other specific criteria. Our standard form of servicing contract provides for the payment to the law firm of a contingency fee equal to 25% of all amounts collected and paid by the debtors. Once a group of receivables is sent to a third-party servicer, our management actively monitors and reviews the servicer's performance on an ongoing basis. Our management receives detailed analyses, including collection activity and portfolio performance, from our internal servicing department to assist it in evaluating the results of the efforts of the third-party law firm. Based on portfolio performance guidelines, our management may move certain receivables from one third-party servicer to another if it anticipates that this will result in an increase in collections. Until December 2004, all of our receivables were from obligors in New Jersey and we have employed the law firm of Ragan & Ragan, P.C. to service those receivables. We expect to continue to use Ragan & Ragan, P.C. with respect to our receivables in New Jersey until such time either (i) our agreement with Ragan & Ragan, P.C. terminates; or (ii) the consumer receivables portfolios in New Jersey increase beyond the capacity of Ragan & Ragan, P.C. Our current agreement with respect to consumer receivables portfolios with Ragan & Ragan P.C. is for a one year period commencing January 1, 2005, and automatically extends for additional periods of one year each unless terminated by us. The agreement provides for the payment to such firm of a contingency fee equal to 25% of all amounts collected and paid by the obligors. The shareholders of Ragan & Ragan, P.C. are W. Peter Ragan, Sr., our Vice President and a Director, and W. Peter Ragan Jr., President of our wholly-owned subsidiary, Velocity Investments LLC.

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

         On June 2, 2005, J. Holder acquired a residential property in Melbourne, Florida through a joint venture with Groveland Estates, LLC, an unrelated party. The property was purchased for $3.25 million from Detroit-based Comercia Bank, which had acquired the property through a foreclosure. Acquisition financing of approximately $3.3 million was provided by a group of investors, including J. Holder, which invested approximately $125,000.00, that will be entitled to receive 10% per annum and 2.0% of the loaned amount along with a pro rata share of 20% of the net profit, if any, realized by J. Holder upon the sale of the property. Under the terms of the joint venture agreement with Groveland Estates, LLC, the investor group, including J. Holder, will be entitled to receive 100% return of all capital, including acquisition and carrying costs, plus the cost of funds. In addition, J. Holder will be entitled to receive 60% of the net profit, if any, of the proceeds of the sale of the property, 20% of which will be shared pro rata with the investor group (including J. Holder), and Groveland Estates, LLC will be entitled to receive 40% of the net profit, if any, from the sale of the property, plus 20% of the actual cost, if any, of the property's renovation, as a project management fee. In the opinion of management, the property is adequately covered by insurance. On September 21, 2005, J. Holder entered into a $1,000,000 mortgage and security agreement, the proceeds of which are being used to renovate the property. Estimated renovations are expected to cost approximately $900,000. All principal accrues interest at a fixed annual rate of 12.0% per annum and payments of accrued interest are due and payable in arrears in equal monthly payments on the outstanding principal balance of the promissory note. J. Holder is required to make monthly interest only payments of $10,000.00 until October 21, 2007 at which time all principal, accrued interest and other charges are due and payable. Prior to April 1, 2006, there is a prepayment penalty equal to the interest that would have been accrued and earned for six months from the date of the agreement. Although the property was appraised in March 2005 at $8.5 million, there can be no assurance that the sale of the property will result in a profit.


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

EMPLOYEES

         As of December 31, 2005, we had a total of nine employees, of which seven are full time employees. Most of our collection activities are outsourced and managed by corporate officers. None of our employees is covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

                     Risk Factors Relating to Our Operations

We Have A Limited Operating History And Our Business And Future Prospects Are Difficult To Evaluate.

         Prior to our acquisition of STB, Inc. (the former parent of our current subsidiaries) on February 3, 2004, our company had been inactive since 1991. STB was organized in 2003, and none of its subsidiaries has conducted business for more than five years. Due to our limited operating history, our ability to execute our business strategy is materially uncertain and our operations and prospects are subject to all risks inherent in a developing business enterprise. Our limited operating history also makes it difficult to evaluate our long term commercial viability. Our ability to execute our business strategy must be evaluated in light of the problems, expenses and difficulties frequently encountered by new businesses in general and a collection service specifically.

We May Not Be Able To Purchase Consumer Receivable Portfolios, Interests In Real Property or Tax Lien Certificates At Favorable Prices Or On Sufficiently Favorable Terms Or At All.

         Our ability to execute our business strategy depends upon the continued availability of consumer receivable portfolios, interests in distressed real property and tax lien certificates that meet our purchasing criteria and our ability to identify and finance the purchases of such assets. The availability of consumer receivable portfolios, interests in distressed real property and tax lien certificates at favorable prices and on terms acceptable to us depends on a number of factors outside of our control, including:

         o        the continuation of the current growth trend in debt;

         o the continued volume of consumer receivable portfolios, interests in distressed real property and tax lien certificates available for sale;

         o competitive factors affecting potential purchasers and sellers of consumer receivable portfolios, interests in distressed real property and tax lien certificates; and

         o        fluctuation in interest rates.

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

         o changes in laws and regulations governing lending and bankruptcy; and

         o        fluctuation in interest rates.

         Any slowing of the consumer debt growth trend could result in a decrease in the availability for purchase of consumer receivable portfolios, interests in distressed real property and tax lien certificates that could affect the purchase prices of such assets. Any increase in the prices we are required to pay for such assets in turn will reduce the possible profit, if any, we generate from such assets.

We May Not Be Able To Recover Sufficient Amounts From The Assets We Acquire To Recover The Costs Associated With The Purchase And Servicing Of Those Assets And To Fund Our Operations.

         We acquire and collect on consumer receivable portfolios that contain charged-off and semi-performing receivables. In order to operate profitably over the long term, we must continually purchase and collect on a sufficient volume of receivables to generate revenue that exceeds our costs. Our inability to realize value from our receivable portfolios in excess of our expenses may compromise our ability to remain as a going concern. For accounts that are charged-off or semi-performing, the originators or interim owners of the receivables generally have:

         o made numerous attempts to collect on these obligations, often using both their in-house collection staff and third-party collection agencies;

         o        subsequently deemed these obligations as uncollectible; and

         o        charged-off these obligations.

         These receivable portfolios are purchased at significant discounts to the actual amount the obligors owe. These receivables are difficult to collect and actual recoveries may vary and be less than the amount expected. In addition, our collections may worsen in a weak economic cycle. We may not recover amounts in excess of our acquisition and servicing costs.

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

         We acquire and seek to liquidate interests in distressed real property that include real property being sold at sheriff's foreclosure and judgment execution sales and defaulted mortgages. In order to operate profitably over the long term, we must continually purchase and sell a sufficient volume of distressed real property interests to generate revenue that exceeds our costs. Our ability to produce sufficient returns can be negatively impacted by the quality of the distressed real estate assets that we purchase. No assurance can be given that we will be successful in purchasing a sufficient number of suitable interests in distressed real property at acceptable prices or that, even if a sufficient number of such real property interests are purchased, our investment objectives will be achieved. If cash flows from operations are less than anticipated as a result of our inability to collect sufficient amounts on distressed real property assets, our ability to satisfy our debt obligations, purchase new interests in distressed real property and our future growth and profitability may be materially adversely affected.

We Are Subject To Intense Competition For The Purchase Of Distressed Assets That May Effect Our Ability To Purchase Distressed Assets At Acceptable Prices Or At All.

         We compete with other purchasers of consumer receivable portfolios, interests in distressed real property and tax lien certificates, with third-party collection agencies and with financial services companies that manage their own portfolios of these assets. We compete on the basis of reputation, industry experience and performance. Some of our competitors have greater capital, personnel and other resources than we have. The possible entry of new competitors, including competitors that historically have focused on the acquisition of different asset types, and the expected increase in competition from current market participants, may reduce our access to consumer receivable portfolios, interests in distressed real property and tax lien certificates. Aggressive pricing by our competitors could raise the price of such distressed assets above levels that we are willing to pay, which could reduce the amount of such assets suitable for us to purchase or, if purchased by us, reduce the profits, if any, generated by such assets. If we are unable to purchase distressed assets at favorable prices or at all, our revenues and our ability to cover operating expenses may be negatively impacted and our earnings could be materially reduced.

We Are Dependent Upon Third Parties, In Particular, The Law Firm Of Ragan & Ragan, P.C., To Service The Legal Collection Process Of Our Consumer Receivable Portfolios.

         We are dependent upon the efforts of our third party servicers, in particular the law firm of Ragan & Ragan, P.C., to service and collect our consumer receivables. Any failure by our third party servicers to adequately perform collection services for us or remit such collections to us could materially reduce our revenues and possibly our profitability. In addition, our revenues and profitability could be materially adversely affected if we are not able to secure replacement servicers. Until December 2004, our sole servicer has been the law firm of Ragan & Ragan, P.C., the principals of which are W. Peter Ragan, Sr. and W. Peter Ragan, Jr. our vice president and a director, and president of our wholly-owned subsidiary, Velocity Investments, LLC, respectively.

It May Be A Conflict Of Interest For W. Peter Ragan, Sr. To Serve As A Director And Officer Of Our Company and For W. Peter Ragan, Jr. To Serve As An Officer Of Our Company, While Also Being The Principals Of Ragan & Ragan, P.C., Our Primary Third Party Servicer.

         As officers and, in the case of W. Peter Ragan, Sr., also as a director, of our company, Messrs. Ragan and Ragan have a fiduciary duty to our stockholders. However, their position as the principals of the law firm Ragan & Ragan, P.C., the primary third party servicer of our consumer receivable portfolios, interests in distressed real property and tax lien certificates, may compromise their ability to make decisions in the best interests of our stockholders.

         Each of Messrs. Ragan and Ragan devotes approximately 50% of his business time to our affairs in accordance with the terms of his respective employment agreement and the balance of his business time to his law practice which includes the representation of companies that may be deemed our competitors. Accordingly, there are potential conflicts of interest inherent in such relationship. The current agreement by and between our wholly-owned subsidiary, Velocity Investments, LLC, and Ragan & Ragan P.C. is for a one year period commencing January 1, 2005, and automatically extends for additional periods of one year each unless terminated by us. The agreement provides for the payment to such firm of a contingency fee equal to 25% of all amounts collected and paid by the obligors. The shareholders of Ragan & Ragan, P.C. are W. Peter Ragan, Sr., our vice president and a director, and W. Peter Ragan Jr., president of our wholly-owned subsidiary, Velocity Investments, LLC. During fiscal 2004 and fiscal 2005, we paid Ragan & Ragan, P.C an aggregate of $633,084 and $1,140,783, respectively, for services rendered in accordance with the terms of the agreements between our subsidiaries and Ragan & Ragan, P.C. Pursuant to an employment agreement dated January 1, 2004, by and between W. Peter Ragan, Sr. and us, Mr. Ragan, Sr. is entitled to an annual salary of $75,000 in consideration for his position as our Vice President and president of our wholly-owned subsidiaries' J. Holder, Inc. and VOM, LLC. In addition, pursuant to an employment agreement dated January 1, 2004, by and between W. Peter Ragan, Jr. and us, Mr. Ragan, Jr. is entitled to an annual salary of $60,000 per year in consideration for his position as president of our wholly owned subsidiary, Velocity Investments, LLC.

         Our subsidiary, J. Holder, Inc., has entered into a one-year retainer agreement with the law firm of Ragan & Ragan, P.C. and such firm has agreed to provide legal services at varying hourly rates in connection with the purchase and sale of J. Holder's interests in distressed real property with a minimum fee of $1,500 per each purchase and sale. In addition, such firm is entitled to receive a finder's fee equal to 15% of J. Holder's net profit, if any, at the time of sale of any property interest referred to us by Ragan & Ragan, P.C. The retainer agreement is for a one year period commencing January 1, 2005, and renews for successive periods of one year each unless terminated by our subsidiary.

         Our subsidiary, VOM, LLC, has entered into a retainer agreement with the law firm of Ragan & Ragan, P.C., in which such firm has agreed to provide legal services at varying hourly rates in connection with the foreclosure of tax lien certificates with a minimum fee of $1,500 per foreclosed tax lien certificate and a commission equal to 15% of VOM's net profit, if any, at the time of sale of any real property acquired by VOM upon foreclosure of a tax lien certificate.

         Ragan & Ragan, P.C. is currently our third party servicer for collections in the State of New Jersey. Our third party servicing agreements with Ragan & Ragan, P.C. have terms no more favorable than our third party servicing agreements with other third party servicers in other states.

         Each of W. Peter Ragan, Sr. and W. Peter Ragan, Jr. owns approximately 14.4% of our total outstanding shares of common stock as of the date of this Annual Report.


The Loss Of Any Of Our Executive Officers May Adversely Affect Our Operations And Our Ability To Successfully Acquire Distressed Assets.

         Mr. John C. Kleinert, our president and chief executive officer, Mr. W. Peter Ragan, Sr., our vice president, Mr. W. Peter Ragan, Jr., president of our wholly-owned subsidiary Velocity Investments, LLC, and Mr. James J. Mastriani, our chief financial officer, chief legal officer, treasurer and secretary, are responsible for making substantially all management decisions, including determining which distressed assets to purchase, the purchase price and other material terms of such acquisitions. Although we have entered into employment agreements with each of such individuals, the loss of any of their services could disrupt our operations and adversely affect our ability to successfully acquire consumer receivable portfolios, interests in distressed real property and tax lien certificates. In addition, we have not obtained "key man" life insurance on the lives of Mr. Kleinert, Mr. Ragan, Sr., Mr. Ragan, Jr. and Mr. Mastriani.

If We Are Unable To Access External Sources Of Financing We May Not Be Able To Fund And Grow Our Operations.

         We depend on loans from our credit facility and other external sources to fund and expand our operations. Our ability to grow our business is dependent on our access to additional financing and capital resources at acceptable rates. The failure to obtain financing and capital on acceptable financing terms as needed would limit our ability to purchase consumer receivable portfolios, interests in distressed real property and tax lien certificates and achieve our growth plans.

We May Incur Substantial Debt From Time To Time In Connection With Our Purchase Of Consumer Receivable Portfolios Which Could Affect Our Ability To Obtain Additional Funds And May Increase Our Vulnerability To Economic Downturns.

         We may incur substantial indebtedness from time to time in connection with the purchase of consumer receivable portfolios in particular and would be subject to the risks associated with incurring such indebtedness, including:

         o we would be required to dedicate a portion of our cash flows from operations to pay debt service costs and, as a result, we would have less funds available for operations, future acquisitions of consumer receivable portfolios, interests in distressed real property and tax lien certificates, and other purposes;

         o it may be more difficult and expensive to obtain additional funding through financings, if available at all;

         o we would be more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and

         o if we defaulted under our existing senior credit facility or other indebtedness or if our lenders demanded payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.

If An Event Of Default Occurs Under Our Secured Financing, It Could Seriously Harm Our Operations.

         On January 27, 2005, Velocity Investments entered into a Loan and Security Agreement with Wells Fargo Foothill, Inc. (the "Lender"), in which the Lender agreed to provide Velocity Investments with a two year $12,500,000 senior credit facility (the "Credit Facility") to finance up to 60% of the purchase price of the acquisition of individual pools of unsecured consumer receivables that are approved by the Lender under specific eligibility criteria set forth in the Loan and Security Agreement. On February 27, 2006, Velocity Investments entered into a First Amendment to the Loan and Security Agreement with Wells Fargo Foothill, Inc. (the "Amended and Restated Loan Agreement"). Pursuant to the Amended and Restated Loan Agreement, the Lender extended the Credit Facility until January 27, 2009 (formerly January 27, 2008) and agreed to increase the advance rate under the credit facility to 67.5% (up from 60%) of the purchase price of individual pools of unsecured consumer receivables that are approved by the Lender. The Lender also agreed to reduce the interest rate on the loan from 3.50% above the prime rate of Wells Fargo Bank, N.A. to 2.50% above such prime rate. In addition, the amortization schedule for each portfolio has been extended from twenty-four to thirty months. The Lender also agreed to reduce the personal guarantees from $1,000,000 to $500,000.

         Any indebtedness that we incur under such line of credit is secured by a first lien upon all of our assets, including all of our portfolios of consumer receivables acquired for liquidation. If we default under the indebtedness secured by our assets, those assets would be available to the secured creditor to satisfy our obligations to the secured creditor. Any of these consequences could adversely affect our ability to acquire consumer receivable portfolios, interests in distressed real property and tax lien certificates, and operate our business.

         On October 27, 2005, we and our wholly owned subsidiary, J Holder, Inc., entered into a Securities Purchase Agreement with DKR SoundShore Oasis Ltd. relating to a sale of a 10% Secured Convertible Debenture, due April 27, 2007, in the aggregate principal amount of $1.8 million, and an associated common stock purchase warrant to purchase 200,000 shares of our common stock at an exercise price of $3.10 per share.

         Beginning on April 1, 2006, we are obligated to repay the debenture in monthly payments equal to 1/12 of the outstanding principal amount, in cash; provided, however, that upon the satisfaction of certain conditions, such payment may be made in shares of our common stock based on a conversion price equal to 85% of the average of the three lowest closing prices of our common stock during the ten trading days immediately prior to the applicable monthly payment date.

         DKR was granted (i) a security interest in: our assets and the assets of our subsidiaries, JHolder, TLOP Acquisition Company, LLC, VOM, LLC and SH Sales, Inc., and (ii) a pledge of our direct and indirect ownership of our subsidiaries, each of which are subject to the liens of holders of existing indebtedness, permitted liens and permitted indebtedness. Additionally, the subsidiaries have agreed to guarantee our obligations under the debenture and the other transaction documents. If we default under the indebtedness secured by our assets, those assets would be available to DKR to satisfy our obligations to the secured creditor. Any of these consequences could adversely affect our ability to acquire consumer receivable portfolios, interests in distressed real property and tax lien certificates, and operate our business.

The Restrictions Contained In The Secured Financings Could Negatively Impact Our Ability To Obtain Financing From Other Sources And To Operate Our Business.

         Velocity Investments has agreed to maintain certain ratios with respect to outstanding advances on the credit facility against the estimated remaining return value on Wells Fargo Foothill financed portfolios, and, until Velocity Investments' member's equity equals or exceeds $3,250,000, Velocity Investments has agreed to maintain at least $3,250,000 in member's equity and subordinated debt. We have also agreed to maintain at least $6,000,000 in stockholder's equity and subordinated debt for the duration of the facility.

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

         As a result of our line of credit with Wells Fargo, we anticipate that we will incur significant increases in interest expense offset, over time, by expected increased revenues from consumer receivable portfolios purchased utilizing funds under such line of credit. No assurance can be given that the expected revenues from such purchased portfolios will exceed the additional interest expense.

Our Collections On Unsecured Consumer Receivables May Decrease If Bankruptcy Filings Increase.

         During times of economic recession, the amount of defaulted receivables generally increases, which contributes to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings an obligor's assets are sold to repay credit originators, but since certain of the receivables we purchase are unsecured, we often would not be able to collect on those receivables. We cannot assure you that our collection experience would not decline with an increase in bankruptcy filings. If our actual collection experience with respect to our unsecured receivable portfolios is significantly lower than we projected when we purchased the portfolios, our realization on those assets may decline and our earnings could be negatively affected. We use estimates for recognizing revenue on a majority of our receivable portfolio investments and our earnings would be reduced if actual results are less than estimated.

We May Not Be Able To Acquire Receivables Of New Asset Types Or Implementing A New Pricing Structure.

         We may pursue the acquisition of receivable portfolios of asset types in which we have little current experience. We may not be able to complete any acquisitions of receivables of these asset types and our limited experience in these asset types may impair our ability to collect on these receivables. This may cause us to pay too much for these receivables, and consequently, we may not generate a profit from these receivable portfolio acquisitions.

If We Fail To Manage Our Growth Effectively, We May Not Be Able To Execute Our Business Strategy.

         We have experienced rapid growth over the past several years and intend to maintain our growth. However, our growth will place demands on our resources and we cannot be sure that we will be able to manage our growth effectively. Future internal growth will depend on a number of factors, including:

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

Our Operations Could Suffer From Telecommunications Or Technology Downtime, Disruption Or Increased Costs.

         Our ability to execute our business strategy depends in part on sophisticated telecommunications and computer systems. The temporary loss of our computer and telecommunications systems, through casualty, operating malfunction or service provider failure, could disrupt our operations. In addition, we must record and process significant amounts of data quickly and accurately to properly bid on prospective acquisitions of consumer receivable portfolios and to access, maintain and expand the databases we use for our collection and monitoring activities. Any failure of our information systems and their backup systems would interrupt our operations. We may not have adequate backup arrangements for all of our operations and we may incur significant losses if an outage occurs. Any interruption in our operations could have an adverse effect on our results of operations and financial condition.

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

                      Risk Factors Relating to Our Industry

Government Regulations May Limit Our Ability To Recover And Enforce The Collection Of Our Consumer Receivables.

         Federal, state and municipal laws, rules, regulations and ordinances may limit our ability to recover and enforce our rights with respect to the consumer receivables acquired by us. These laws include, but are not limited to, the following Federal statutes and related regulations and comparable statutes in states where obligors reside and/or where creditors are located:

         o        the Fair Debt Collection Practices Act;

         o        the Federal Trade Commission Act;

         o        the Truth-In-Lending Act;

         o        the Fair Credit Billing Act;

         o        the Equal Credit Opportunity Act;

         o        the Fair Credit Reporting Act; and

         o        the Fair Foreclosure Act.

         We may be precluded from collecting consumer receivables we purchase where the creditors or other previous owners or servicers failed to comply with applicable law in originating or servicing such acquired receivables. Laws relating to the collection of consumer debt also directly apply to our business. Our failure to comply with any laws applicable to us, including state licensing laws, could limit our ability to recover on our receivables and could subject us to fines and penalties, which could reduce our earnings and result in a default under our loan arrangements.

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


      Risk Factors Relating to Our Securities

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

Because Three Stockholders Own A Large Percentage Of Our Voting Stock, Other Stockholders' Voting Power May Be Limited.

         As of March 15, 2006, John C. Kleinert, W. Peter Ragan, Sr. and W. Peter Ragan, Jr., three of our executive officers and the former holders of all of the capital stock of STB, beneficially own or control approximately 81.1% (including shares issuable upon exercise of warrants owned by such stockholders) of our shares. If those stockholders act together, they will have the ability to control matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other stockholders may have little or no influence over matters submitted for stockholder approval. In addition, the ownership of such three stockholders could preclude any unsolicited acquisition of us, and consequently, materially adversely affect the price of our common stock. These stockholders may make decisions that are adverse to your interests.

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

Penny Stock Regulations May Impose Certain Restrictions On Marketability Of Our Common Stock.

         The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock (and after this offering, the preferred stock) is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities.

         Investors should be aware that, according to the Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

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

         Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our common stock or preferred stock.

The Issuance Of Authorized Shares Of Preferred Stock And Additional Common Stock May Result In Dilution To Existing Stockholders, Adversely Affect The Rights Of Existing Stockholders And Depress The Price Of Our Common Stock.

         We have 10,000,000 shares of authorized "blank check" preferred stock, the terms of which may be fixed by our board of directors. Our board of directors has the authority, without stockholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of the holders of such preferred stock. Depending on the rights, preferences and privileges granted when the preferred stock is issued, it may have the effect of delaying, deferring or preventing a change in control without further action by the stockholders, may discourage bids for our common stock at a premium over the market price of the common stock and may adversely affect the market price of and voting and other rights of the holders of our common stock.

         In addition to the preferred stock, we are authorized to issue 40,000,000 shares of our common stock. As of March 15, 2006, there were 15,972,321 shares of our common stock issued and outstanding. However, the total number of shares of common stock issued and outstanding does not include outstanding unexercised options or warrants exercisable for 4,326,660 of shares of common stock. As of March 15, 2006, we have reserved up to 4,326,660 shares of our common stock for issuance upon exercise of outstanding stock options and warrants. In addition, the total number of shares of common stock issued and outstanding does not include such number of shares of common stock that may be issuable to DKR upon the conversion of the convertible debenture issued to DKR in October 2005. A total of 1,000,000 shares of common stock have been reserved under our 2004 Equity Incentive Program. As of the date of this Annual Report, none of these shares have been issued.

         Under most circumstances, our board of directors has the right, without stockholder approval, to issue authorized but unissued and nonreserved shares of our common stock. If all of these shares were issued, it would dilute the existing stockholders and may depress the price of our common stock.

         Exercise of the outstanding options and warrants (and conversion of the preferred stock and if the convertible debenture holder converts such debenture into shares of our common stock) will reduce the percentage of common stock held by the public stockholders. Further, the terms on which we could obtain additional capital during the life of the options and warrants may be adversely affected, and it should be expected that the holders of the options and the warrants would exercise them at a time when we would be able to obtain equity capital on terms more favorable than those provided for by such options and warrants. As a result, any issuance of additional shares of common stock may cause our current stockholders to suffer significant dilution and depress the price of our common stock.

Common Stock Eligible For Future Sale May Depress The Price Of Our Common Stock In The Market.

         Of the 15,972,321 shares of common stock held by our present stockholders, approximately 14,247,720 shares may be available for public sale by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Act, subject to certain limitations. 3,100,063 shares and 1,364,005 shares may be sold pursuant to current registration statements, respectively. In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed 1% of the then outstanding shares of common stock. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not our affiliate and who has satisfied a two-year holding period. The sale of such a large number of shares may cause the price of our common stock to decline.

The Limited Trading Activity In Our Common Stock May Cause Possible Volatility In Our Stock Price.

         There has only been a limited public market for our common stock and there can be no assurance that an active trading market in our securities will develop, and, if developed, maintained. The OTC Bulletin Board is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than The Nasdaq Stock Market, and quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for The Nasdaq Stock Market. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. The trading price of our securities is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts' earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors. These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our securities.

We Have Never Paid Dividends On Our Common Stock And Do Not Anticipate Paying Dividends For The Foreseeable Future; Therefore, Returns On Your Investment May Only Be Realized By The Appreciation In Value Of Our Securities.

         We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We plan to retain any future earnings to finance growth. Because of this, investors who convert their shares of preferred stock into shares of common stock may only realize a return on their investment if the value of our common stock appreciates.

         If we determine that we will pay dividends to the holders of our common stock, there is no assurance or guarantee that such dividends will be paid on a timely basis.

The Price Of Our Common Stock Has Been Subject To Significant Fluctuations And The Price Of Our Common Stock May Be Volatile Which May Result In Litigation That Could Be Costly And Divert Our Resources.

         The trading price of our common stock in the past has been, and in the future may be, highly volatile. The trading price could be subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, announcements of technological innovations or new acquisitions by us or our competitors, changes in financial estimates by securities analysts or other events or factors. When the market price of a company's stock drops significantly, stockholders often institute securities class action lawsuits against that company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

ITEM 2.  DESCRIPTION OF PROPERTIES

         Prior to the merger with STB, we did not lease any premises for our executive or corporate offices. Following the merger, both our executive/corporate offices at 48 Franklin Turnpike, 3rd Floor, Ramsey, NJ 07746 and our business office at 3100 Route 138 West, Wall, New Jersey 07719 are located in leased space. The executive/corporate office is approximately 500 square feet and is subject to a one year lease from an unrelated third party (expiring on December 31, 2006) and has an annual lease payment of $12,000. The business office is approximately 1000 square feet and is subject to a two year lease from an unrelated third party which expires on June 1, 2007 and has an annual lease payment of $18,000.


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

         As of the date of this filing, there are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a part or to which any of its property is the subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened, except as follows.

             (1) Although no suit had been filed as of December 31, 2005, at such time a dispute had arisen between J. Holder, Inc., a wholly owned subsidiary of the Company, and W.A.C. International, Inc., a Florida corporation ("WAC"), with respect to the assignment of an undivided ten percent (10%) interest in a contract to purchase a large parcel of land located in Lake County, Florida. The approximate amount in controversy is $300,000.

             (2) Although no suit had been filed as of December 31, 2005, at such time a dispute had arisen between J. Holder, Inc. and Groveland Estates, LLC, a Florida Limited Liability company ("Groveland"), regarding an estate home located at 700 Jordan Blass Road in Melbourne, Florida. Groveland and WAC are related entities. The approximate amount in controversy is $500,000.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to security holders during the fourth quarter of the fiscal year ended December 31, 2005.

                                     PART II

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

               Period Ended                             High Bid     Low Bid
               ------------                             --------     -------

Fiscal Year Ending December 31, 2004
      First Quarter(1)(2)                                    0.32         0.06
      Second Quarter(1)                                $     4.00   $     1.56
      Third Quarter                                    $     3.15   $     1.60
      Fourth Quarter                                   $     3.55   $     1.50
Fiscal Year Ending December 31, 2005
      First Quarter                                    $     4.45   $     2.10
      Second Quarter                                   $     3.03   $     2.10
      Third Quarter                                    $     2.65   $     1.65
      Fourth Quarter                                   $     2.75   $     1.70

(1) Prices adjusted retroactively to reflect 13 for 1 reverse split effected on April 8, 2004. These adjusted prices are not necessarily indicative of what the price might have been if such reverse split had occurred prior to April 12, 2004.

(2) On February 3, 2004, we acquired STB, Inc. in a merger. Prior to that date, we had virtually no active business operations.

On March 15, 2006, the closing bid price of our common stock as reported on the OTC Bulletin Board was $1.75 per share.

HOLDERS OF RECORD

         As of March 15, 2006, there were approximately 262 holders of record of the our common stock and approximately 368 beneficial owners.

DIVIDENDS

         We have not paid any cash dividends on our common stock to date, and do not anticipate declaring or paying any dividends in the foreseeable future. We anticipate that for the foreseeable future we will follow a policy of retaining earnings, if any, in order to finance the expansion and development of our business. Payment of dividends is within the discretion of our board of directors and will depend upon our earnings, capital requirements and operating and financial condition, among other factors.

RECENT SALES OF UNREGISTERED SECURITIES

         During the period covered by this Report, we did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as previously included in a quarterly report on Form 10-QSB or a current report on Form 8-K.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this Annual Report.

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

         The addition of the loss on debt extinguishment resulted from the need to apply the accounting principles in paragraph 20 of APB 26 in determining the difference between the reacquisition price and the net carrying amount of the extinguished debt related to the August 12, 2004 exchange in which $3,676,252 in outstanding debt was exchanged for 4,084,724 shares of our common stock at $0.90 per share. After further evaluation, we determined that APB 26 requires that a loss be computed using the August 12, 2004 OTCBB market price of $1.60 for VCYA.OB common stock, resulting in a non-cash loss of $2,859,307 due to the difference between the $1.60 OTCBB market price and the $0.90 per share used in the negotiated exchange. This loss generates a permanent timing difference between book and tax reporting.

         As a result of this prior year restatement, we have adjusted the beginning balances for both additional paid in capital and retained earnings (deficit). The effect of this adjustment was an increase in additional paid in capital of $2,859,307 and a decrease to retained earnings (deficit) of ($2,859,307). The restatement had no impact on our net income, earnings per share, cash position and revenue for the year ended December 31, 2005.

Overview

         Velocity, previously known as Tele-Optics, Inc., was organized in the State of Delaware in December 1986. We were inactive until February 3, 2004, when we acquired STB, Inc., a New Jersey corporation. Since that acquisition, we have engaged in the business of acquiring, managing and servicing distressed assets consisting of consumer receivable portfolios, interests in distressed real property and tax lien certificates. The business is carried on by our three wholly-owned subsidiaries: Velocity Investments, LLC, which invests in non-performing consumer debt purchased on the secondary market at a discount from face value and then liquidates these debt portfolios through legal collection means; J. Holder, Inc., which invests in distressed real property interests, namely, real property being sold at sheriff's foreclosure and judgment execution sales, defaulted mortgages, partial interests in real property and the acquisition of real property with clouded title; and VOM, LLC, which invests in New Jersey municipal tax liens with the focus on realization of value through legal collection and owned real estate opportunities presented by the current tax environment.

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

Purchased Receivable Portfolios and Revenue Recognition

         We purchase pools of consumer receivable accounts at a substantial discount from their face amounts which are usually discounted from 75% to 97% and are recorded at our acquisition cost. The pools of consumer receivables contain accounts that have experienced deterioration of credit quality between origination and our acquisition of the consumer receivable portfolios. The discounted amount paid for a pool of consumer receivable accounts reflects our determination that it is probable we will be unable to collect all amounts due according to the contractual terms of the accounts. At acquisition, we review the consumer receivable accounts in the portfolio to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that we will be unable to collect all amounts due according to the contractual terms of the accounts. If both conditions exist, we determine whether each such loan is to be accounted for individually or whether such receivables will be assembled into static pools based on common risk characteristics. We consider expected prepayments and estimate the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio of consumer receivable accounts and subsequently aggregated pools of consumer receivable accounts. We determine the excess of the pool's scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted based on our proprietary acquisition models. The remaining amount, representing the excess of the loan's cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the remaining life of the loan or pool.

         Prior to January 1, 2005, we accounted for our investment in consumer receivables using the interest method under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans." In accordance with Practice Bulletin 6, revenue was recognized based on our anticipated cash collections and the estimated rate of return over the useful life of the pool. Effective January 1, 2005, we adopted and began to account for our investment in finance receivables using the interest method under the guidance of American Institute of Certified Public Accountants Statement of Position 03-03, "Accounting for Loans or Certain Securities Acquired in a Transfer." For portfolios of consumer receivables acquired in fiscal years beginning prior to December 15, 2004, Practice Bulletin 6 is still effective; however, Practice Bulletin 6 was amended by Statement of Position 03-03. For portfolios of consumer receivables acquired in fiscal years beginning after December 15, 2004, Statement of Position 03-03 is effective. In accordance with Statement of Position 03-03 (and the amended Practice Bulletin 6), revenue is recognized based on our anticipated gross cash collections and the estimated rate of return over the useful life of the pool.

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

         Under Statement of Position 03-03 (and the amended Practice Bulletin
6), to the extent there are differences in actual performance versus expected performance, increases in expected cash flows should be recognized prospectively through adjustment of internal rate of return while decreases in expected cash flows should be recognized as impairment. Under both the guidance of Statement of Position 03-03 and the amended Practice Bulletin 6, when expected cash flows are higher than prior projections, the increase in expected cash flows results in an increase in the internal rate of return and therefore, the effect of the cash flow increase is recognized as increased revenue prospectively over the remaining life of the affected pool. However, when expected cash flows are lower than prior projections, Statement of Position 03-03 requires that the expected decrease be recognized as an impairment by decreasing the carrying value of the affected pool (rather than lowering the internal rate of return) so that the pool will amortize over its expected life using the original internal rate of return.

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

         We establish valuation allowances for all acquired consumer receivable portfolios subject to Statement of Position 03-03 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the loans. At December 31, 2005, we had no valuation allowance on our finance receivables. Prior to January 1, 2005, if estimated future cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance.

         Application of Statement of Position 03-03 (and the amended Practice Bulletin 6) requires the use of estimates to calculate a projected internal rate of return for each pool. These estimates are based on historical cash collections. If future cash collections are materially different in amount or timing than projected cash collections, earnings could be affected either positively or negatively. Higher collection amounts or cash collections that occur sooner than projected cash collections will have a favorable impact on yield and revenues. Lower collection amounts or cash collections that occur later than projected cash collections will have an unfavorable impact on internal rate of return and revenues.

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

Results of Operations

         Comparison of the Fiscal Year Ended December 31, 2005 to the Fiscal Year Ended December 31, 2004.

         Revenues in the fiscal year ended December 31, 2005 were $8,101,744 as compared to $4,356,189 in the fiscal year ended December 31, 2004, representing an 86.0% increase. The increase in revenues was primarily attributable to an increase in collections on consumer receivables at our Velocity Investments subsidiary. Revenues from the sale of real property, the collection of consumer receivables and the collection of taxes and interest derived from tax lien certificates owned by us represented approximately 44.5%, 44.9% and 9.6%, respectively, during fiscal 2005 as compared to 54.4%, 39.6%, and 6.0% during fiscal 2004. Although management believes that the mix of revenues on a comparative basis will vary from reporting period to reporting period partly as a result of factors beyond its control, such as maturity dates, court decisions and other similar events that affect the timing of revenue recognition, it also believes that the increase in consumer receivables revenues in fiscal 2005 is reflective of the continued growth in its consumer receivables business. It is anticipated that such growth will be accelerated over time as a result of Velocity Investments $12.5 million credit facility obtained in January 2005 and amended in February 2006 which can be used exclusively to purchase additional consumer receivable portfolios.

         Comparison of the Fiscal Year Ended December 31, 2004 to the Fiscal Year Ended December 31, 2003.

         Revenues in the fiscal year ended December 31, 2004 were $4,356,189 as compared to $4,006,874 in the fiscal year ended December 31, 2003, representing an 8.6% increase. The increase in revenues was primarily attributable to an increase in collections on consumer receivables at our Velocity Investments subsidiary. Revenues from the sale of real property, the collection of consumer receivables and the collection of taxes and interest derived from tax lien certificates owned by us represented approximately 54.4%, 39.6% and 6.0%, respectively, during fiscal 2004 as compared to 84.8%, 7.4%, and 7.8% during fiscal 2003. Although management believes that the mix of revenues on a comparative basis will vary from reporting period to reporting period partly as a result of factors beyond its control, such as maturity dates, court decisions and other similar events that affect the timing of revenue recognition, it also believes that the increase in consumer receivables revenues in fiscal 2004 is reflective of the continued growth in its consumer receivables business. It is anticipated that such growth will be accelerated over time as a result of the Velocity Investments $12.5 million credit facility which can be used exclusively to purchase additional consumer receivable portfolios.

Operating Expenses

         Comparison of the Fiscal Year Ended December 31, 2005 to the Fiscal Year Ended December 31, 2004.

         Total operating expenses for the fiscal year ended December 31, 2005 were $6,465,620 as compared to $6,914,517 during the fiscal year ended December 31, 2004. The decrease in total operating expenses was primarily attributable to a non-cash loss on early extinguishment of debt of $2,859,307 in the three month period ended September 30, 2004. General and administrative expenses increased in fiscal 2005 as a result of our increasing collection fees and lien searches for Velocity Investments and the expansion of operations.

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

Other Income (Expense)

         Comparison of the Fiscal Year Ended December 31, 2005 to the Fiscal Year Ended December 31, 2004.

         Interest expense in the fiscal year ended December 31, 2005 was $760,674 as compared to $338,525 in the fiscal year ended December 2004, representing a 124.7% increase. The increase in interest expense was primarily attributable to increases in long term borrowings, specifically with respect to the acquisition of a single property in Melbourne, Florida. During fiscal 2004 and fiscal 2005 we recognized no other income.

         Comparison of the Fiscal Year Ended December 31, 2004 to the Fiscal Year Ended December 31, 2003.

         Interest expense in the fiscal year ended December 31, 2004 was $338,525 as compared to $329,740 in the fiscal year ended December 2003, representing a 2.7% increase. The increase in interest expense was primarily attributable to increases in long term borrowings. During fiscal 2004, we recognized no other income as compared to other income of $67,450 in fiscal 2003, all of which was derived from other J. Holder operations.

Net Income (Loss)

         Comparison of the Fiscal Year Ended December 31, 2005 to the Fiscal Year Ended December 31, 2004.

         Net income for the fiscal year ended December 31, 2005 was $473,867 as compared to net loss for the fiscal year ended December 31, 2004 of $2,705,155. The net loss in fiscal year 2004 was primarily attributable to a non-cash loss on early extinguishment of debt of $2,859,307 in the three month period ended September 30, 2004. The increase in net income in fiscal year 2005 is primarily attributable to the expansion of operations at the Velocity Investments subsidiary.

         Comparison of the Fiscal Year Ended December 31, 2004 to the Fiscal Year Ended December 31, 2003.

         Net loss for the fiscal year ended December 31, 2004 was $2,705,155 as compared to net income for the fiscal year ended December 31, 2003 of $30,668. The net loss was primarily attributable to a non-cash loss on early extinguishment of debt of $2,859,307 in the three month period ended September 30, 2004.

Liquidity and Capital Resources

         At December 31, 2005, the Company had approximately $49,381 in cash and cash equivalents and trade accounts payable in the amount of $376,729. Management believes that the revenues expected to be generated from operations, the Company's line of credit and the proceeds of a convertible debenture financing discussed below, will be sufficient to finance operations for the foreseeable future.

         In order to expand operations by, among other things, purchasing additional portfolios of distressed receivables, we have been seeking to raise additional capital by way of the sale of equity securities, debt instruments and obtaining a bank line of credit. From October 2004 through January 3, 2005, we raised an aggregate of $3,363,529.50 (approximately $3,100,000 after deducting expenses and commissions associated with the sale) of additional equity capital by the sale of 2,242,353 units of its securities in private placement. Each unit is comprised of one share of our common stock and a warrant to purchase one-fifth of a share of our common stock for $2.50 per share exercisable for a period of five years.

         On January 27, 2005, Velocity Investments entered into a Loan and Security Agreement with Wells Fargo Foothill, Inc., a California corporation, in which Wells Fargo Foothill agreed to provide Velocity Investments with a two year $12,500,000 senior credit facility to finance the acquisition of individual pools of unsecured consumer receivables that are approved by Wells Fargo Foothill under specific eligibility criteria set forth in the Loan and Security Agreement.

         Simultaneous with the Loan and Security Agreement, the following agreements were also entered into with Wells Fargo Foothill: a Continuing Guaranty, in which we unconditionally and irrevocably guaranteed Velocity's obligations under the Loan and Security Agreement; a Security and Pledge Agreement, in which we pledged all of our assets to secure the credit facility, including, but not limited to, all of our stock ownership of J. Holder and all our membership interests in Velocity Investments and VOM; and a Subordination Agreement, in which all sums owing to us by Velocity Investments as an intercompany payable for advances or loans made or property transferred to Velocity Investments will be subordinated to the credit facility to the extend that such sums, when added to Velocity Investment's membership interest in the parent does not exceed $3,250,000. In addition, three of our executive officers, John C. Kleinert, W. Peter Ragan, Sr. and W. Peter Ragan, Jr., provided joint and several limited guarantees of Velocity Investment's obligations under the Loan and Security Agreement.

         On February 27, 2006, Velocity entered into a First Amendment to the Loan and Security Agreement pursuant to which, Wells Fargo Foothill extended the credit facility until January 27, 2009 and agreed to increase the advance rate under the senior credit facility to 67.5% (up from 60%) of the purchase price of individual pools of unsecured consumer receivables that are approved by the lender. Under the First Amendment to the Loan and Security Agreement, Wells Fargo Foothill also agreed to reduce the interest rate on the loan from 3.50% above the prime rate of Wells Fargo Bank, N.A. to 2.50% above such prime rate. In addition, the amortization schedule for each portfolio has been extended from twenty-four to thirty months. Wells Fargo Foothill also agreed to reduce the personal limited guarantees from $1,000,000 to $500,000.

         Use of the senior credit facility is subject to Velocity Investments complying with certain restrictive covenants under the Loan and Security Agreement, including but not limited to: a restriction on incurring additional indebtedness or liens; a change of control of Velocity Investments; a restriction on entering into transactions with affiliates outside the course of Velocity Investment's ordinary business; and a restriction on making payments to us in compliance with the Subordination Agreement. In addition, Velocity Investments has agreed to maintain certain ratios with respect to outstanding advances on the credit facility against the estimated remaining return value on Wells Fargo Foothill financed portfolios, and, until Velocity Investment's member's equity equals or exceeds $3,250,000, Velocity Investments has agreed to maintain at least $3,250,000 in member's equity and subordinated debt. We have also agreed to maintain at least $6,000,000 in stockholder's equity and subordinated debt for the duration of the facility.

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

         On October 5, 2005, we sold two promissory notes in the principal amount of $60,000 and $70,000, each to a related party entity. Each of the notes bears interest at the rate of 7% per annum and principal and accrued interest is payable on October 5, 2006.

         On October 27, 2005, we and our wholly owned subsidiary, J. Holder, Inc., entered into a Securities Purchase Agreement with an institutional investor relating to a sale of 10% Secured Convertible Debenture, due April 27, 2007, in the aggregate principal amount of $1.8 million, and an associated common stock purchase warrant to purchase 200,000 shares of our common stock at an exercise price of $3.10 per share. Proceeds from the financing ($1,780,000) have been used primarily for working capital purposes including, but not limited to, the purchase of distressed real property interests and distressed consumer receivable portfolios.

Trends

         As a result of our line of credit and convertible debenture financing, we anticipate that we will incur significant increases in interest expense offset, over time, by expected increased revenues from consumer receivable portfolios purchased utilizing funds under such line of credit. No assurance can be given that the expected revenues from such purchased portfolios will exceed the additional interest expense. We are not presently aware of any other known trends that may have a material impact on its revenues. We do not believe that the recent increases in interest rates, and the anticipated continuing gradual increases in interest rates, has had or will have a material adverse affect upon our business.

                  [remainder of page intentionally left blank]

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

         On February 10, 2004, we engaged Cowan, Gunteski & Co., P.A., an independent public accounting firm, to act as our independent auditors. During the fiscal years ended December 31, 2004 and December 31, 2003 and through the date hereof, neither the Registrant nor anyone on its behalf consulted with Cowan, Gunteski & Co., P.A. with respect to any matters or event, including any matters or events set forth and described in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 8A. CONTROLS AND PROCEDURES

         Disclosure Controls. As of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, , referred to in this context as our certifying officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of such period, our disclosure controls and procedures were effective as of the end of period covered by this report in timely alerting them to material information relating to Velocity Asset Management, Inc. required to be disclosed in our periodic reports with the Securities and Exchange Commission.

         The certifying officers also have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Velocity Asset Management, Inc. continues the process to complete a thorough review of its internal controls as part of its preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires our management to report on, and our external auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. As a non-accelerated filer under Rule 12b-2 of the Exchange Act, our first report under Section 404 will be contained in our Form 10-KSB for the period ended December 31, 2007.

ITEM 8B. OTHER INFORMATION

None

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

INFORMATION CONCERNING EXECUTIVE OFFICERS AND DIRECTORS

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers and directors are identified in the table below.

                                       YEAR BECAME AN
                                    EXECUTIVE OFFICER OR
          NAME                AGE        DIRECTOR                      POSITIONS
          ----                ---        --------                      ---------
   John C. Kleinert           47           2004       President, Chief Executive Officer and Director (1)
----------------------------------------------------------------------------------------------------------
                                                      Chief Financial Officer, Chief Legal Officer,
   James J. Mastriani         36           2004       Treasurer and Secretary
----------------------------------------------------------------------------------------------------------

   W. Peter Ragan, Sr.        58           2004       Vice President and Director (1)
----------------------------------------------------------------------------------------------------------
                                                      President of Velocity Investments, LLC, our wholly-
   W. Peter Ragan, Jr.        35           2004       owned subsidiary
----------------------------------------------------------------------------------------------------------

   Steven Marcus.             46           2005       Independent Director (2)
----------------------------------------------------------------------------------------------------------

   Dr. Michael Kelly          53           2005       Independent Director (2)
----------------------------------------------------------------------------------------------------------

   David Granatell            48           2005       Independent Director (2)
----------------------------------------------------------------------------------------------------------

(1)   Such person is also a member of our board of directors.

(2)   Member of Audit Committee and Nominating Committee

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

         The following brief biographies contain information about our directors and our executive officers. The information includes each person's principal occupation and business experience for at least the past five years. This information has been furnished to us by the individuals named. Except for the relationship of Mr. Ragan, Sr. and Mr. Ragan, Jr., who are father and son, there are no family relationships known to us between the directors and executive officers. We do not know of any legal proceedings that are material to the evaluation of the ability or integrity of any of the directors or executive officers.

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

         STEVEN MARCUS joined our board of directors in September 2005. Mr. Marcus is the founder and President of Rainbow Capital, LLC, a private equity firm that sponsors private equity transactions of mature middle market companies. He founded the firm in 2001. From 1999 through 2001, Mr. Marcus was a private equity investor, sourcing and evaluating investment opportunities in primarily internet start-ups. For the previous 14 years, Mr. Marcus worked in the high yield bond market for Donaldson, Lufkin & Jenrette, Smith Barney, Inc. and PaineWebber, Inc. Mr. Marcus has an M.B.A. in finance from the University of Duke and a B.S. in accounting from Syracuse University. Mr. Marcus is the Chairman of our Audit Committee.

         DR. MICHAEL KELLY joined our board of directors in September 2005. Mr. Kelly has been a Director of the Insal, Scott Kelly Institute of Orthopedic and Sports Medicine in New York, New York since 1991. In 2004 Dr. Kelly was named Chairman of the Department of Orthopedic Surgery at Hackensack University Medical Center. He is also Vice President of the U.S. Knee Society, an attending orthopedic surgeon at Lenox Hill Hospital in New York, New York and has served as team physician for the New Jersey Nets franchise of the National Basketball Association for the last 5 years. Mr. Kelly is a member of our Audit Committee.

         DAVID GRANATELL joined our board of directors in September 2005. Mr. Granatell is an Executive Director of the privately-owned Elmwood Park, NJ based Grant Industries, Inc., a specialty manufacturer of textile chemicals and personal care raw materials, with locations in Mexico, Romania, England, China and Korea. Mr. Granatell has worked for Grant Industries since graduating from Rutgers University in 1979 and became a Partner in 1982. Mr. Granatell is a member of our Audit Committee.

Director Independence

         We believe that Steven Marcus, Dr. Michael Kelly and David Granatell qualify as independent directors as that term is defined in Section 301 of the Sarbanes-Oxley Act of 2002 and Rule 10A(3)(b)(1) of the Securities Exchange Act, as amended. Accordingly, our board of directors is comprised of a majority of independent directors.

Board Committees

         The Board of Directors has established two standing committees -- Audit, and Nominating. The Audit and Nominating Committees each operate under a charter that has been approved by the Board each of which are attached to this Annual Report on Form 10-KSB.

         Audit Committee

         Our board of directors established an Audit Committee in December 2005, comprised of Steven Marcus, Dr. Michael Kelly and David Granatell, all of whom are independent directors as defined in Section 301 of the Sarbanes-Oxley Act of 2002 and Rule 10A(3)(b)(1) of the Securities Exchange Act, as amended. Mr. Marcus will serve as chairman of the committee. The board of directors has determined that Mr. Marcus is an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B.

         The Audit Committee was formed in September 2005 and did not formally meet during 2005. The Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the independence and performance of, and assesses the qualifications of, our independent auditors, and engages such independent auditors. The Audit Committee approves the plan and fees for the annual audit, review of quarterly reports, tax and other audit-related services, and approves in advance any non-audit service to be provided by the independent auditors. The Audit Committee monitors the rotation of partners of the independent auditors on our engagement team as required by law. The Audit Committee reviews the financial statements to be included in our Annual Report on Form 10-KSB and reviews with management and the independent auditors the results of the annual audit and our quarterly financial statements. In addition, the Audit Committee oversees all aspects our systems of internal accounting control and corporate governance functions on behalf of the board. The Audit Committee provides oversight assistance in connection with legal and ethical compliance programs established by management and the board, including Sarbanes-Oxley implementation, and makes recommendations to the Board of Directors regarding corporate governance issues and policy decisions.

         Nominating Committee

         The Board of Directors has a Nominating Committee, comprised of Steven Marcus, Dr. Michael Kelly and David Granatell. Mr. Marcus serves as the chairman of the committee. The Nominating Committee is charged with the responsibility of reviewing the Company's corporate governance policies and with proposing potential director nominees to the Board of Directors for consideration. The Nominating Committee was formed in September 2005 and did not formally meet during 2005. The Nominating Committee has a charter. All members of the Nominating Committee are independent directors as defined by the rules of the AMEX. The Nominating Committee will consider director nominees recommended by security holders. To recommend a nominee please write to the Nominating Committee c/o the Company Attn: James J. Mastriani. There are no minimum qualifications for consideration for nomination to be a director of the Company. The nominating committee will assess all director nominees using the same criteria. All of the current nominees to serve as directors on the Board of Directors of the Company have previously served in such capacity. During 2005, we did not pay any fees to any third parties to assist in the identification of nominees. During 2005, we did not receive any director nominee suggestions from stockholders.

         There are no other Board of Directors committees at this time.

Code of Ethics

         On January 20, 2006 our Board of Directors adopted a code of ethics that applies to our principal executive and financial officers. A copy of the Code of Ethics is attached hereto as Exhibit 20.1. We intend to file amendments, changes or waivers to the code of ethics as required by SEC rules.


The Company's Audit Committee Charter and Nominating Committee Charter are attached hereto as exhibits and will be available through the Company's Web site, www.velocitycollect.com. This information is available in print to any shareholder who requests it.


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

Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended December 31, 2005 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended December 2005, it has been determined that no Reporting Persons were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION

         On January 1, 2004, we entered into an employment contract with John C. Kleinert. We agreed to employ Mr. Kleinert as our President for a period of one year, renewing annually subject to the terms and conditions of the contract, at an annual salary of $200,000. Mr. Kleinert devotes all of his business time to our affairs in accordance with the terms of his employment contract.

         On January 1, 2004, we entered into an employment contract with W. Peter Ragan, Sr. in which we agreed to employ Mr. Ragan, Sr. as our Vice President and President of our wholly owned subsidiaries, J. Holder, Inc. and VOM, LLC, for a period of one year, renewing annually subject to the terms and conditions of the contract at an annual salary of $75,000. Mr. Ragan, Sr. devotes approximately 50% of his business time to our affairs and the affairs of
J. Holder and VOM in accordance with the terms of his employment contract.

         On January 1, 2004, we entered into an employment contract with W. Peter Ragan, Jr. in which we agreed to employ Mr. Ragan, Jr. as President of our wholly owned subsidiary Velocity Investments, LLC, for a period of one year, renewing annually subject to the terms and conditions of the contract, at an annual salary of $60,000. Mr. Ragan, Jr. devotes approximately 50% of his business time to the affairs of Velocity Investments in accordance with the terms of his employment contract.

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

         Our board of directors presently consists of two of our executive officers and three independent directors. We are not currently providing any compensation to such members for serving in such capacity.

Compensation Pursuant to Plans

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information available to us, as of March 15, 2006 with respect to the beneficial ownership of the outstanding shares of common stock by (i) any holder of more than five percent (5%) of the outstanding shares; (ii) our officers and directors; and (iii) our officers and directors as a group:

                                               SHARES OF COMMON STOCK     PERCENTAGE (%) OF COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                OWNED                     STOCK(2)
---------------------------------------                -----                     --------
John C. Kleinert(3)(6)                                9,255,323                    52.3%
James J. Mastriani(5)                                         0                       0%
W. Peter Ragan, Sr.(4)(5)                             2,343,652                    14.4%
W. Peter Ragan, Jr.(4)(5)                             2,343,652                    14.4%
Steven Marcus (3)                                             0                      --
Dr. Michael Kelly (3)                                   344,412                     2.2%
David Granatell (3)(7)                                1,125,000                     6.6%
All officers and directors as a group
(seven persons)                                      14,287,039                    89.9%

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

(7) Includes 562,500 shares of common stock issuable upon the exercise of warrants at $1.04 per share which expire on February 3, 2009.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Except as set forth below, no transactions have occurred since the beginning of the Company's last fiscal year or are proposed with respect to which a director, executive officer, security holder owning of record or beneficially more than 5% of any class of the Company's securities or any member of the immediate families of the foregoing persons had or will have a direct or indirect material interest:

         1. In August 2004, effective as of June 30, 2004, we issued an aggregate of 4,084,724 shares of our common stock to three holders of $3,676,252 of Velocity's indebtedness, including our Chief Executive Officer, John C. Kleinert, in exchange for the cancellation thereof on the basis of one share per $.90 of indebtedness.

         2. We engage Ragan & Ragan, P.C. to pursue legal collection of our receivable portfolios, interests in distressed real property and tax lien certificates. Both Messrs. Ragan, Sr. and Ragan, Jr. are partners of Ragan & Ragan, P.C. The fee arrangements between our subsidiaries and Ragan & Ragan, P.C. have been reviewed and approved by all of the members of a committee appointed by our board of directors other than Mr. Ragan, Sr. who abstained. John C. Kleinert and James J. Mastriani comprised the committee. During fiscal years 2004 and 2005, our subsidiary Velocity Investments, paid Ragan & Ragan, P.C. an aggregate of $738,900 and $1,062,196, respectively, our subsidiary J. Holder, paid Ragan & Ragan, P.C. an aggregate of $61,830 and $65,574, respectively, and our subsidiary, VOM, paid Ragan & Ragan, P.C. an aggregate of $14,372 and $15,013, respectively.

         3. In connection with our independent consulting agreement with The Del Mar Consulting Group Inc., two of our executive officers, W. Peter Ragan, Sr. and W. Peter Ragan, Jr., granted an option to RB & AJ Associated Holdings, Inc., a company majority owned by the president of the consultant, to purchase for $13,600 warrants owned by the executive officers to purchase an aggregate of 85,000 (42,500 from each) shares of our common stock at $1.04 per share. In addition, the executive officers granted an employee of the consultant an option to purchase for $2,400 warrants owned by the executive officers to purchase an aggregate of 1,500 (750 from each) shares of our common stock at $1.04 per share. Both options were exercised on March 15, 2004.

         4. On October 5, 2005, we sold an unsecured promissory note in the principal amount of $60,000 to Ragan & Ragan, PC, a related entity, in a private placement. The note bears interest at the rate of 7% per annum. The entire principal and accrued interest of the note is payable in one lump sum payment on October 5, 2006 unless the holder thereof gives written notice to us 30 days prior to October 5, 2006 that it elects to extend its note, in which event the entire principal thereof is payable on October 5, 2007.

         5. On October 5, 2005, our J. Holder subsidiary sold an unsecured promissory note in the principal amount of $70,000 to YouBit, Inc. a related entity owned by Ragan & Ragan, PC in a private placement. The note bears interest at the rate of 7% per annum. The entire principal and accrued interest of the note is payable in one lump sum payment on October 5, 2006 unless the holder thereof gives written notice to us 30 days prior to October 5, 2006 that it elects to extend its note, in which event the entire principal thereof is payable on October 5, 2007.

         It is our policy, with respect to insider transactions, that all transactions between us, our officers, directors and principal stockholders and our affiliates be on terms no less favorable to us than could be obtained from an unrelated third parties in arms-length transactions, and that all such transactions shall be approved by a majority of the disinterested members of the Board of Directors. We believe that the transactions described above comply with such policy.

         Except for the relationship of W. Peter Ragan, Sr. and W. Peter Ragan, Jr. who are father and son none of our officers and directors are related.

                                     PART IV
                                     -------

ITEM 13.    EXHIBITS

                Exhibits

 Exhibit
 Number  Title                                                                   Reference
 ------  -----                                                                   ---------
   2.1   Agreement and Plan of Merger dated as of February 3, 2004, by and among    A*
         Tele-Optics, Inc., TLOP Acquisition Company, L.L.C., STB,Inc., John C.
         Kleinert, W. Peter Ragan, Sr. and W. Peter Ragan, Jr.
 3.1(2)  Certificate of Incorporation                                               B*
 3.1(3)  Amendment to Certificate of Incorporation                                  C*
 3.2(2)  By-laws                                                                    B*
   3.3   Amended and Restated By-laws                                               O*
   4.1   Specimen Common Stock Certificate                                          D*
   4.2   Form of Subscription Agreement                                             E*
   4.3   Loan and Security Agreement, dated as of January 27, 2005, by and          F*
         between Velocity Investments, LLC and Wells Fargo Foothill, Inc.
   4.4   General Continuing Guaranty, dated January 27, 2005, executed by           F*
         Registrant in favor of Wells Fargo Foothill, Inc.
   4.5   Security and Pledge Agreement, dated as of January 27, 2005, by and        F*
         between Registrant and Wells Fargo Foothill, Inc.
   4.6   Subordination Agreement, dated as of January 27, 2005, by and between      F*
         Registrant and Wells Fargo Foothill, Inc.
  4.7    Form of promissory note issued on April 15, 2005                           L*
  4.8    10% Convertible Debenture due April 27, 2005                               O*
  4.9    Common Stock Purchase Warrant                                              O*
  10.1   Business Advisory Agreement, dated as of February 5, 2004, by and          G*
         between Lomond International, Inc. and Registrant
  10.2   Employment Contract, dated as of September 8, 2004, by and between         H*
         Registrant and James J. Mastriani
  10.3   Independent Consulting Agreement, dated December 16, 2004, between         I*
         Registrant and The Del Mar Consulting Group, Inc.
  10.4   Non-qualified Stock Option Agreement, dated December 16, 2004, Between     I*
         Registrant and The Del Mar Consulting Group, Inc.
  10.5   Employment Agreement, dated as of January 1, 2004, between John C.         J*
         Kleinert and STB, Inc. (n/k/a Velocity Asset Management, Inc.)
  10.6   Addendum, dated September 1, 2004, to Employment Agreement, dated as of    J*
         January 1, 2004, between John C. Kleinert and Registrant
  10.7   Employment Agreement, dated as of January 1, 2004, between John C.         J*
         Kleinert and J. Holder, Inc.
  10.8   Addendum, dated September 1, 2004, to Employment Agreement, dated As of    J*
         January 1, 2004, between John C. Kleinert and J. Holder, Inc.
  10.9   Employment Agreement, dated as of January 1, 2004, between Velocity        J*
         Investments, LLC and W. Peter Ragan, Jr.
  10.10  Addendum, dated September 1, 2004, to Employment Agreement, dated As of    J*
         January 1, 2004, between W. Peter Ragan, Jr. and Velocity Investments,
         LLC
  10.11  Employment Agreement, dated as of January 1, 2004, between VOM, LLC and    J*
         W. Peter Ragan, Sr.
  10.12  Addendum, dated September 1, 2004, to Employment Agreement, dated As of    J*
         January 1, 2004, between W. Peter Ragan, Sr. and VOM, LLC
  10.13  Retainer Agreement, dated as of January 1, 2005, between Ragan & Ragan,    J*
         P.C. and Velocity Investments, LLC
  10.14  Retainer Agreement, dated as of January 1, 2005, between Ragan & Ragan,    J*
         P.C. and VOM, LLC
  10.15  Retainer Agreement, dated as of January 1, 2005, between Ragan & Ragan,    J*
         P.C. and J. Holder, Inc.
  10.16  Addendum, dated January 1, 2006, to Employment Agreement, dated as of
         January 1, 2004, between John C. Kleinert and Registrant
  10.17  Addendum, dated January 1, 2006, to Employment Agreement, dated As of
         January 1, 2004, between John C. Kleinert and J. Holder, Inc.
  10.18  Addendum, dated January 1, 2006, to Employment Agreement, dated As of
         January 1, 2004, between W. Peter Ragan, Jr. and Velocity Investments,
         LLC
  10.19  Addendum, dated January 1, 2006, to Employment Agreement, dated As of
         January 1, 2004, between W. Peter Ragan, Sr. and VOM, LLC

Exhibit
Number   Title                                                                   Reference
------   -----                                                                   ---------
10.20    Form of Legal Collection Agreement                                          J*
10.21    Real Estate Joint Venture Agreement dated June 2, 2005                      M*
10.22    Business Advisory Agreement dated September 1, 2005                         N*
10.23    Securities Purchase Agreement dated October 27, 2005                        O*
10.24    Registration Rights Agreement dated October 27, 2005                        O*
10.25    Security Agreement dated October 27, 2005                                   O*
10.26    Subsidiary Guarantee dated October 27, 2005                                 O*
10.27    Amendment No. 1 to Business Advisory Agreement dated as of November 11,     Q*
         2005
10.28    Director Indemnification Agreement                                          Q*
10.29    First Amendment to Loan and Security Agreement by and between Wells         R*
         Fargo Foothill, Inc. and Velocity  Investments, L.L.C. dated as of
         February 27, 2006
10.30    Addendum, dated January 1, 2006, to Employment Agreement, dated as of     Attached
         January 1, 2004, between John C. Kleinert and Registrant
10.31    Addendum, dated January 1, 2006, to Employment Agreement, dated As of     Attached
         January 1, 2004, between W. Peter Ragan, Jr. and Velocity Investments,
         LLC
10.32    Addendum, dated January 1, 2006, to Employment Agreement, dated As of     Attached
         January 1, 2004, between W. Peter Ragan, Sr. and VOM, LLC
14.1     Code of Ethics                                                            Attached
16.1     Letter of Robert C. Seiwell, Jr. CPA                                        K*
21.1     Subsidiaries of the Registrant                                              P*
23.1     Consent of Cowan, Gunteski & Co. P.A.                                     Attached
31.1     Certification of the Chief Executive Officer pursuant to Section 302 of   Attached
         the Sarbanes-Oxley Act of 2002
31.2     Certification of the Chief Financial Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002                             Attached
32.1     Certification of the Chief Executive Officer pursuant to 18 U.S.C.        Attached
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002
32.2     Certification of the Chief Financial Officer pursuant to 18 U.S.C.        Attached
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002
99.1     Audit Committee Charter                                                   Attached
99.2     Nominating Committee Charter                                              Attached


--------------

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

K Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2004.

L Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2005.

M Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2005.

N Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2005.

O Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2005.

P Filed as part of Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-130234, filed with the Securities Exchange Commission on December 29, 2005.

Q Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2005 filed with the Securities and Exchange Commission on December 2, 2005

R Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2006.



* In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         (a) Audit Fees

         The aggregate fees billed for each of fiscal 2005 and fiscal 2004 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $100,092.00 and $51,308.39, respectively.

         (b) Audit-Related Fees

         The aggregate fees billed in each of fiscal 2005 and fiscal 2004 for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of the Company's financial statements was $23,586 and $0, respectively.

         (c) Tax Fees

         The aggregate fees billed in fiscal 2005 or fiscal 2004 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $43,981.00 and $16,383.61, respectively.

         (d) All Other Fees

         No fees were billed in each of fiscal 2005 and fiscal 2004 for products and services provided by the principal accountant.

         (e) The Company did not have an audit committee during fiscal 2004 or fiscal 2003.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003



                                    CONTENTS
                                                                         Page
                                                                         ----

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT                    F-1

FINANCIAL STATEMENTS

Consolidated Balance Sheets                                            F-2 - F-3

Consolidated Statements of Income (Loss)                                  F-4

Consolidated Statements of Changes in Equity                              F-5

Consolidated Statements of Cash Flows                                     F-6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                        F-7 - F-27

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------



To the Board of Directors and Stockholders of Velocity Asset Management, Inc. and Subsidiaries
Ramsey, New Jersey

We have audited the accompanying consolidated balance sheets of Velocity Asset Management, Inc. and Subsidiaries, as of December 31, 2005 and 2004 and the related consolidated statements of income (loss), consolidated statements of changes in equity and the consolidated statements of cash flows for Velocity Asset Management, Inc. and Subsidiaries for the years ended December 31, 2005, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Velocity Asset Management, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, certain errors and disclosures in connection with the early extinguishment of debt were omitted from the previously issued consolidated financial statements of the Company. Accordingly, the 2004 consolidated financial statements have been restated to correct the error and provide additional disclosure.


/s/ Cowan, Gunteski $ Co., P.A.
-------------------------------
Cowan, Gunteski & Co., P.A.


Toms River, New Jersey
March 17, 2006

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2005 and 2004


                 ASSETS                                              (Restated)
                                                         2005           2004
                                                     ------------   ------------
CURRENT ASSETS
  Cash and Cash Equivalents                          $     90,624   $  1,423,123
  Accounts Receivable                                      30,000        815,251
  Investments in Real Property                          6,439,240      2,150,860
  Deposits on Properties                                  241,000        120,000
  Investments in Municipal Tax Liens                      538,926        702,117
  Consumer Finance Receivables                         17,758,661      3,237,852
  Other Current Assets                                     14,924             --
                                                     ------------   ------------

      Total Current Assets                             25,113,375      8,449,203
                                                     ------------   ------------

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation                                             87,222         47,198
                                                     ------------   ------------

OTHER ASSETS
  Deferred Income Tax Asset - Non-Current                 178,000        221,500
  Security Deposit                                         87,500             --
  Other Asset                                             108,333         75,000
                                                     ------------   ------------

      Total Other Assets                                  373,833        296,500
                                                     ------------   ------------

      Total Assets                                   $ 25,574,430   $  8,792,901
                                                     ============   ============

            See Accompanying Notes and Independent Registered Public
                            Accounting Firm's Report

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2005 and 2004


        LIABILITIES AND STOCKHOLDERS' EQUITY                                       (Restated)
                                                                      2005            2004
                                                                  ------------    ------------
CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses                           $    447,971    $      1,937
  Estimated Court and Media Fees                                     3,799,646              --
  Short-Term Borrowings Under Line of Credit                         6,164,462              --
  Current Portion of Long-Term Debt                                    410,000         250,000
  Income Taxes Payable                                                 133,132          13,550
  Deferred Income Tax Liability - Current                               30,200          11,800
  Current Portion of Obligation Under Capital Lease                         --         709,157
                                                                  ------------    ------------

      Total Current Liabilities                                     10,985,411         986,444
                                                                  ------------    ------------

LONG-TERM LIABILITIES
  Secured Debenture                                                  1,800,000              --
  Long-Term Debt, less current portion                               4,350,000              --
                                                                  ------------    ------------

      Total Long-Term Liabilities                                    6,150,000              --
                                                                  ------------    ------------

      Total Liabilities                                             17,135,411         986,444
                                                                  ------------    ------------

STOCKHOLDERS' EQUITY
  Common Stock, $0.001 par value, 40,000,000 shares Authorized,
    15,972,321 and 15,794,348 shares Issued and Outstanding,
    respectively                                                        15,972          15,795
  Additional Paid In Capital                                        10,838,651      10,680,133
  Accumulated Deficit                                               (2,415,604)     (2,889,471)
                                                                  ------------    ------------

  Total Stockholders' Equity                                         8,439,019       7,806,457
                                                                  ------------    ------------

      Total Liabilities and Stockholders' Equity                  $ 25,574,430    $  8,792,901
                                                                  ============    ============

            See Accompanying Notes and Independent Registered Public
                            Accounting Firm's Report

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                     (Formerly known as Tele-Optics, Inc.)

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
             For the Years Ended December 31, 2005, 2004, and 2003


                                                               (Restated)
                                                   2005            2004            2003*
                                               ------------    ------------    ------------
REVENUES
  Sale of Real Property                        $  3,685,338    $  2,369,564    $  3,399,164
  Collections on Consumer Receivables             3,633,945       1,726,356         297,360
  Interest Income - Tax Certificates                782,461         260,269         310,350
                                               ------------    ------------    ------------

Total Revenues                                    8,101,744       4,356,189       4,006,874
                                               ------------    ------------    ------------

OPERATING EXPENSES
  Cost of Real Property                           3,326,021       2,278,592       3,100,290
  Consulting Fees                                    25,513         416,287         117,992
  Professional Fees                               1,992,362       1,006,337         341,320
  Loss on Extinguishment of Debt                         --       2,859,307              --
  General and Administrative Expenses             1,121,724         353,994         151,747
                                               ------------    ------------    ------------

      Total Operating Expenses                    6,465,620       6,914,517       3,711,349
                                               ------------    ------------    ------------

      Income (Loss) from Operations               1,636,124      (2,558,328)        295,525
                                               ------------    ------------    ------------

OTHER INCOME (EXPENSE)
  Interest Expense                                 (760,674)       (338,525)       (329,740)
  Other Income                                           --              --          67,450
                                               ------------    ------------    ------------

     Total Other Income (Expense)                  (760,674)       (338,525)       (262,290)
                                               ------------    ------------    ------------

Income (Loss) Before Tax Provision                  875,450      (2,896,853)         33,235

Provision for (Benefit of) Income Taxes             401,583        (191,698)          2,567
                                               ------------    ------------    ------------

Net Income (Loss)                              $    473,867    $ (2,705,155)   $     30,668
                                               ============    ============    ============


Weighted Average Common Shares - Basic           15,947,618      27,047,005      13,005,000
                                               ============    ============    ============

Net Income (Loss) per Common Share - Basic     $       0.03    $      (0.10)   $       0.00
                                               ============    ============    ============

Weighted Average Common Shares - Diluted         19,915,704      36,451,226      13,005,000
                                               ============    ============    ============

Net Income (Loss) per Common Share - Diluted   $       0.02    $      (0.07)   $       0.00
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

            See Accompanying Notes and Independent Registered Public
                            Accounting Firm's Report

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS TELE-OPTICS, INC.)

                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
              For the Years Ended December 31, 2005, 2004, and 2003

                                                             Common Stock
                                                     ----------------------------    Additional       Retained          Total
                                                       Number of                       Paid in        Earnings      Stockholders'
                                                        Shares        Par Value        Capital        (Deficit)    Equity (Deficit)
                                                     ------------    ------------    ------------    ------------    ------------
*BALANCES, January 1, 2003                             13,005,000    $     13,005    $         --    $   (134,753)   $   (121,748)

Member Withdrawal                                              --              --              --          (1,000)         (1,000)

Net Income for the Year Ended December 31, 2003                --              --              --          30,668          30,668
                                                     ------------    ------------    ------------    ------------    ------------

*BALANCES, December 31, 2003                           13,005,000          13,005              --        (105,085)        (92,080)

February 3, 2004 - Reverse Acquisition:
---------------------------------------
   Issuance of Stock Pursuant to the Reverse
   Acquisition (See Note 11)                           79,682,500          79,683              --              --          79,683

   Net Income (Loss) of Subsidiary (i.e
   Tele-Optics, Inc.) through February 3, 2004
   (Date of Acquisition) and the prior years'
   accumulated deficit                                         --              --          90,499         (79,231)         11,268

   Sale of Stock Pursuant to the Private
   Placement (See Note 11)                              7,312,500           7,312         492,688              --         500,000

April 8, 2004 - Reverse Stock Split:
------------------------------------
   Issuance of Stock Pursuant to Right to
   Receive Clause                                      23,505,000          23,505              --              --          23,505

   Reverse Stock Split (13:1) (See Note 12)          (114,004,379)       (114,004)             --              --        (114,004)

August 12, 2004 - Debt Conversion for Stock
   (See Note 15)                                        4,084,724           4,085       6,531,474              --       6,535,559

Private Offering of Up to 3,500,000 Units
Each Unit is comprised of one share of common
stock and a warrant to purchase one-fifth of
one share of common stock for $2.50 per share
within the next five years:
   October 4, 2004 - First Tranche Closing                620,333             620         929,880              --         930,500
   December 22, 2004 - Second Tranche Closing             928,503             929       1,391,826              --       1,392,755
   December 31, 2004 - Third Tranche Closing              560,167             560         839,690              --         840,250

December 16, 2004 - Commencement Bonus - Issued
to a Consultant with a non-qualified option to
purchase 250,000 additional shares of common stock
for $2.50 per share within the next five years            100,000             100         149,900              --         150,000

December 28, 2004 - Issuance of warrants for
services rendered by two unrelated corporations
pursuant to a business advisory agreement dated
January 30, 2004 and an independent consulting
agreement dated December 16, 2004  (See Note 14)               --              --         254,176              --         254,176

Net Loss for the Year Ended December 31, 2004 -
As Restated                                                    --              --              --      (2,705,155)     (2,705,155)
                                                     ------------    ------------    ------------    ------------    ------------

BALANCES, December 31, 2004                            15,794,348          15,795      10,680,133      (2,889,471)      7,806,457

Private Offering of up to 3,500,000 units
Each unit is comprised of one share of common
stock and a warrant to purchase one-fifth of
one share of common stock for $2.50 per share
withing the next five years:
  January 5, 2005 - Fourth Tranche Closing                133,350             133         199,891              --         200,024

Commissions Paid in Conjunction with Private
Offering                                                       --              --        (135,268)             --        (135,268)

July 14, 2005 - Issuance of Stock Pursuant to
Right to Receive Clause                                    44,623              44             (44)             --              --

September 1, 2005 - Issuance of warrants for
services rendered by an independent consultant                 --              --          21,088              --          21,088

October 27, 2005 - Issuance of warrants pursuant
to secured debenture                                           --              --          72,851              --          72,851

Net Income for the Year Ended December 31, 2005                --              --              --         473,867         473,867
                                                     ------------    ------------    ------------    ------------    ------------

BALANCES, December 31, 2005                            15,972,321    $     15,972    $ 10,838,651    $ (2,415,604)   $  8,439,019
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

            See Accompanying Notes and Independent Registered Public
                            Accounting Firm's Report

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2005, 2004, and 2003

                                                                              (Restated)
                                                                 2005            2004            2003*
                                                             ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                          $    473,867    $ (2,705,155)   $     30,668
  Adjustments to reconcile net income (loss) to net cash
  used by operating activities:
    Depreciation                                                   26,287           5,147              --
    Loss on Extinguishment of Debt                                     --       2,859,307              --
    Stock and Warrants Issued in Lieu of Services Rendered         93,941         404,176              --
    (Increase) Decrease in:
      Accounts Receivable                                         785,251        (607,280)       (207,970)
      Investments in Municipal Tax Liens                          163,191         306,956         924,961
      Other Current Assets                                        (14,924)             --              --
      Investments in Real Property                             (4,288,380)     (1,011,190)        441,482
      Finance Receivables                                     (14,520,809)     (1,470,686)     (1,767,166)
      Deposits on Properties                                     (121,000)          7,500        (102,500)
      Security Deposit                                            (87,500)             --              --
      Other Investments                                                --              --          20,000
      Deferred Income Tax Asset - Non-Current                      43,500        (221,500)             --
      Other Assets                                                (33,333)        (75,000)             --
    Increase (Decrease) in:
      Accrued Expenses                                            446,034        (189,685)        109,477
      Estimated Court and Media Costs                           3,799,646              --              --
      Deferred Income Tax Liability - Current                      18,400          11,800              --
      Income Taxes Payable                                        119,582          10,983           2,567
                                                             ------------    ------------    ------------
         Net Cash Used by Operating Activities                (13,096,247)     (2,674,627)       (548,481)
                                                             ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of Property and Equipment                       (66,311)        (52,345)             --
      Cash Received from Reverse Acquisition                           --             452              --
                                                             ------------    ------------    ------------
         Net Cash Used by Investing Activities                    (66,311)        (51,893)             --
                                                             ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  New Borrowings:
      Short-Term                                                6,164,460         500,000              --
      Long-Term                                                 4,510,000              --       2,613,899
  Debt Reduction:
      Short-Term                                                 (709,157)        (84,281)     (1,770,706)
      Long-Term                                                        --        (470,008)       (135,714)
  Proceeds Received from Private Placement Stock Sales            200,024       3,663,505              --
  Commissions Paid in Conjunction with Private Offering          (135,268)             --              --
  Proceeds from Secured Debenture                               1,800,000              --              --
  Capital Withdrawals                                                  --              --          (1,000)
                                                             ------------    ------------    ------------
    Net Cash Provided from Financing Activities                11,830,059       3,609,216         706,479
                                                             ------------    ------------    ------------

Net Increase (Decrease) in Cash and Cash Equivalents           (1,332,499)        882,696         157,998

Cash and Cash Equivalents, Beginning of Year                    1,423,123         540,427         382,429
                                                             ------------    ------------    ------------

Cash and Cash Equivalents, End of Year                       $     90,624    $  1,423,123    $    540,427
                                                             ============    ============    ============

* Issued as an audited consolidated statement of income of STB, Inc. prior to the reverse acquisition of Tele-Optics, Inc.

            See Accompanying Notes and Independent Registered Public
                            Accounting Firm's Report

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003


NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES

Basis of Presentation
---------------------

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make certain estimates and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates upon subsequent resolution of identified matters.

Nature of Operations
--------------------

On February 3, 2004, Tele-Optics, Inc., through its wholly owned subsidiary TLOP Acquisition Company, L.L.C. ("TLOP"), entered into a reverse acquisition (the "Reverse Merger") with STB, Inc. and its subsidiaries. On February 3, 2004, STB, Inc. became a wholly owned subsidiary of TLOP. As a result of the Reverse Merger, the Tele-Optics, Inc. operates all of its current business activities through its wholly-owned subsidiary TLOP.

Effective April 8, 2004, Tele-Optics changed its name to Velocity Asset Management, Inc. The entities that are included in these consolidated financial statements are as follows:

Velocity Asset Management, Inc. (formerly known as Tele-Optics, Inc). - Velocity Asset Management, Inc. (the "Company") was incorporated in Delaware on December 31, 1986. In 1987, the Company issued shares of its common stock pursuant to a public offering. The Company was engaged in the manufacture of optical products until 1991 when all assets and operations were sold. The Company was inactive from 1992 through 1998. Commencing in 1999, the Company devoted its activities to raising capital, becoming current on all previously delinquent regulatory reporting obligations, and sought to effect a merger or acquisition with a company that management believed to have significant growth potential. On February 3, 2004 (the "Effective Date"), the Company acquired STB, Inc., a New Jersey corporation ("STB"). Accordingly, the Company was classified as a Development Stage Enterprise, effective January 1, 1999 through February 3, 2004.

TLOP Acquisition Company, L.L.C. - TLOP Acquisition Company, L.L.C. was incorporated in New Jersey as a limited liability company. TLOP is a wholly-owned subsidiary of the Company and pursuant to the Reverse Merger owns 100% of STB.

STB, Inc. - STB was incorporated in New Jersey in 2003. Its primary purpose was to act as a holding company for three subsidiaries J. Holder, Inc., VOM, LLC and Velocity Investments, LLC.

J. Holder, Inc. - J. Holder, Inc. ("J. Holder") was formed in 1998 to invest in, and maximize the return on real property being sold at sheriff's foreclosure sales and judgment execution sales, defaulted mortgages, partial interests in real property and the acquisition of real property with clouded title.

VOM, L.L.C. - VOM, L.L.C. ("VOM") was formed in 2002 to invest in and maximize the return on New Jersey municipal tax liens. VOM focuses on maximization of profit through legal collections and owned real estate opportunities presented by the current tax lien environment.

Velocity Investments, L.L.C. - Velocity Investments, L.L.C. ("Velocity") was established in 2002 to invest in, and maximize the return on, consumer debt purchased on the secondary market. Velocity purchases consumer receivable portfolios at a discount and then seeks to liquidate these portfolios through legal collection means.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003


NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES (Continued)

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Velocity Asset Management, Inc. and companies in which Velocity Asset Management, Inc. has a controlling interest. Intercompany transactions have been eliminated. The equity method of accounting is used for investments in affiliates and other joint ventures over which Velocity Assets Management, Inc. has significant influence (ownership between twenty and fifty percent) but does not have effective control. Investments in affiliates in which Velocity Asset Management, Inc. cannot exercise significant influence (ownership interest less than twenty percent) are accounted for on the cost method.

Velocity Asset Management, Inc. also evaluates consolidation of entities under Financial Accounting Standards Board (FASB) Interpretation No. 46R, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R requires management to evaluate whether an entity or interest is a variable interest entity and whether Velocity Asset Management, Inc. is the primary beneficiary. Consolidation is required if both of these criteria are met. Velocity Asset Management, Inc. does not have any variable interest entities requiring consolidation.

Cash Equivalents
----------------

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Investments and Revenue Recognition - Investments in Real Property
------------------------------------------------------------------

Investment in Real Property consists of investments in real property purchased by the Company for resale and is carried at the lower of cost or market value. This includes the cost to purchase the property and repairs or other costs required to get the property ready for resale. The Company recognizes income and related expenses from the sale of real property investments at the date the sale closes.

Investment and Revenue Recognition - Investments in Municipal Tax Liens
-----------------------------------------------------------------------

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

Investments and Revenue Recognition - Consumer Receivables
----------------------------------------------------------

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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003


NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES (Continued)

Investments and Revenue Recognition - Consumer Receivable Portfolios (Continued)
--------------------------------------------------------------------------------

Prior to January 1, 2005, the Company accounted for its investment in consumer receivables portfolios using the interest method under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans." Effective January 1, 2005, the Company adopted and began to account for its investment in consumer receivable portfolios using the interest rate method under the guidance of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 03-03, "Accounting for Loans or Certain Securities Acquired in a Transfer." SOP 03-03 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through adjustment of the Internal Rate of Return ("IRR") while decreases in expected cash flows should be recognized as impairment.

Under both the guidance of SOP 03-3 and PB-6, as amended, when expected cash flows are higher than prior projections, the increase in expected cash flows results in an increase in the IRR and therefore, the effect of the cash flow increase is recognized as increased revenue prospectively over the remaining life of the affected pool. However, when expected cash flows are lower than prior projections, SOP 03-03 requires that the expected decrease be recognized as impairment by decreasing the carrying value of the affected pool (rather than lower the IRR) so that the pool will amortize over its expected life using the original IRR. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received.

Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At December 31, 2005, the Company had no consumer receivable portfolios accounted for under the cost recovery method.

The Company establishes valuation allowances for all acquired loans subject to SOP 03-03 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the receivables. At December 31, 2005, the Company had no valuation allowance on its receivables. Prior to January 1, 2005, in the event that estimated future cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance.

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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003


NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES (Continued)

Equipment and Depreciation
--------------------------

Property and equipment are recorded at cost. Depreciation is computed under both the straight-line and the double-declining balance methods for financial reporting purposes. Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $26,287, $5,147, and $-0-, respectively.

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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003


NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Standards
-------------------------------------

In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-03, "Accounting for Certain Loans of Debt Securities Acquired in a Transfer". SOP 03-03 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through adjustment of IRR while decreases in expected cash flows should be recognized as impairment.

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


Recent Issued Accounting Standards
----------------------------------

SFAS No. 154, "Accounting Changes for Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3," was issued in June 2005. SFAS No. 154 is effective January 1, 2006. This statement requires retrospective application to financial statements of prior periods for changes in accounting principle that are not adopted prospectively. This standard has no impact on the Company's 2005 financial statements.

SFAS No. 153, "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29," was issued in December 2004. SFAS No. 153 is effective January 1, 2006. This statement eliminates the exception for nonmonetary exchanges of similar productive assets to be measured based on the fair value of the assets exchanged and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This standard has no impact on the Company's financial statements.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003


NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards (Continued)
------------------------------------------------

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company's adoption of SFAS No. 150 in 2003 did not have a material effect on the Company's results of operations, cash flows or financial position.

SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued in April 2003. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company's adoption of SFAS No. 149 in 2003 did not have a material effect on the Company's results of operations, cash flows or financial position.

Comprehensive Income
--------------------

Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," (SFAS 130), requires that total comprehensive income be reported in the consolidated financial statements. There were no components of comprehensive income; consequently, no separate statement of comprehensive income has been presented.

Restatement
-----------

We have restated our consolidated financial statements for the year ended December 31, 2004. The restatement consists of an adjustment to include a loss on debt extinguishment recorded in the third quarter of 2004 to comply with APB 26, "Early Extinguishment of Debt." The restatement had no impact on net cash used in operating activities in the condensed consolidated statements of cash flows.

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

The effect of the adjustment for the year ended December 31, 2004 was a decrease from net income of $154,192 to a net loss of ($2,705,115) which resulted in a decrease in basic earnings per share for the year ended December 31, 2004 from $0.01 to ($0.10) or an $0.11 decrease and a decrease in diluted earnings per share from $0.00 to ($0.07) or a $0.07 decrease. The restatement had no impact on our cash position and revenue for the year ended December 31, 2004.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003


NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES (Continued)

Reclassification
----------------

Certain amounts in previously issued financial statements were reclassified to conform to 2005 presentations. These reclassifications had no effect on retained earnings.


NOTE 2 - INVESTMENTS

Investments in Real Property
----------------------------

As discussed in Note 1, investments in real property are made at a discount to fair market value with the focus on acquiring the property for resale or to perfect the partial interest and/or clouded title for resale.

Investments in real property consist of the following:

                                               2005           2004           2003
                                           ------------   ------------   ------------
   Total Property Inventory                $  6,024,038   $  1,524,810   $  1,139,670
   Assignments and Judgments                    415,202        626,050             --
                                           ------------   ------------   ------------

      Total Investments in Real Property   $  6,439,240   $  2,150,860   $  1,139,670
                                           ============   ============   ============

Investments in Municipal Tax Liens
----------------------------------

Investments in municipal tax liens consist of the following:

                                       2005           2004           2003
                                   ------------   ------------   ------------
   Tax Lien Certificates           $    302,228   $    432,232   $    674,603
   Accrued Interest                     236,698        269,885        334,470
                                   ------------   ------------   ------------

      Total Tax Certficates        $    538,926   $    702,117   $  1,009,073
                                   ============   ============   ============

Interest accrues at 18 percent per annum based on the lien balance.


NOTE 3 - CONSUMER RECEIVABLE PORTFOLIOS

Consumer finance receivables consist of the following:

                                                            2005            2004
                                                        ------------    ------------
   Balance at beginning of period                       $  3,237,852    $  1,767,166
   Acquisitions and Capitalized Costs, net of Returns     16,291,794       1,689,316

   Cash Collections                                       (5,404,930)     (1,944,986)
   Income Recognized on Consumer Receivables               3,633,945       1,726,356
                                                        ------------    ------------
      Cash Collections Applied to Principal               (1,770,985)       (218,630)
                                                        ------------    ------------

      Total Consumer Receivable Portfolios              $ 17,758,661    $  3,237,852
                                                        ============    ============

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003


NOTE 3 - CONSUMER RECEIVABLE PORTFOLIOS (Continued)

As of December 31, 2005, the Company had $17,758,661 in consumer receivables. Based upon management's current estimation of future cash collections, principal reductions will be as follows:

   December 31, 2006                                      $ 2,575,723
   December 31, 2007                                        3,464,621
   December 31, 2008                                        4,502,514
   December 31, 2009                                        4,972,845
   December 31, 2010                                        2,242,958
                                                          -----------

      Total                                               $17,758,661
                                                          ===========

The accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated cash flows as of December 31, 2005. Changes in the accretable yield are as follows:

                                                              2005
                                                          ------------

   Balance at Beginning of Year                           $  2,879,823
   Income Recognized on Consumer Receivable Portfolios      (3,633,945)
   Additions                                                16,372,763
                                                          ------------

      Balance at End of Year                              $ 15,618,641
                                                          ============

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                         2005           2004           2003
                                     ------------   ------------   ------------

   Office Equipment                  $     92,820   $     41,775   $         --
   Furniture and Fixtures                   9,740          4,990             --
   Leasehold Improvements                  16,095          5,580             --
                                     ------------   ------------   ------------

   Total Property and Equipment           118,655         52,345             --

   Less:  Accumulated Depreciation        (31,433)        (5,147)            --
                                     ------------   ------------   ------------

   Net Property and Equipment        $     87,222   $     47,198   $         --
                                     ============   ============   ============

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003


NOTE 5 - SHORT TERM BORROWINGS UNDER LINE OF CREDIT

The Company had a $2,000,000 line of credit with an officer and shareholder, which was due to expire May 2005, for the purpose of financing the Company's investments in real property. Interest at 10% per annum was due upon sale of the real property, based on the number of days the funds were committed to the investment. Each investment was presented on a case-by-case basis for funding approval and, if approved, the asset purchased was assigned as collateral to the shareholder for the funds advanced until the property was sold. Funds advanced were held and disbursed from an attorney trust account. At December 31, 2005, 2004 and 2003, there was $-0-, $-0- and $1,294,523, respectively, available under this line of credit. On August 12, 2004, the Company entered into an agreement under which the line of credit was exchanged for shares of the Company's common stock, par value $.001 per share, at a rate of one share per $0.90 of the obligation. The total debt exchanged, including accrued interest of $79,489, totaled $984,966. The effective date of this exchange of debt for equity is retroactive to July 1, 2004, which reflects the agreement of the parties that no interest would be accrued or paid on the debt exchanged since the last interest payment date of June 30, 2004. On August 12, 2004, the Company's stock as traded on the OTCBB had a market value of $1.60. Paragraph 20 of APB 26 requires that a difference between the reacquisition price and the net carrying amount of the extinguished debt should be recognized currently in income of the period of extinguishment as losses or gains and identified as a separate item. In connection with the exchange of line of credit, in the year 2004 the Company has recorded a non-cash loss on early extinguishment of debt of $794,349.

On January 27, 2005 (the "Closing Date"), Velocity entered into a Loan and Security Agreement (the "Loan Agreement") with Wells Fargo Foothill, Inc., a California corporation (the "Lender"), pursuant to which the Lender agreed to provide Velocity with a two year $12,500,000 credit facility to finance up to 60% of the purchase price of individual pools of unsecured consumer receivables that are approved by the Lender under specific eligibility criteria set forth in the Loan Agreement. On the Closing Date, the following agreements were also entered into with the Lender: a Continuing Guaranty, under which the Company provided a secure guaranty of Velocity's obligations under the Loan Agreement; a Security and Pledge Agreement, by and among the Registrant and the Lender, under which the Company pledged all of the Company's assets to secure the credit facility; and a Subordination Agreement, by and among the Company, the Lender and Velocity, under which the Company agreed to subordinate certain sums of the intercompany payable due and owing from Velocity to the payments owed under the credit facility. The interest rate on the loan is 3.50% above the prime rate of Wells Fargo Bank, N.A, which was 10.75% at December 31, 2005. As of December 31, 2005, the Company had $6,164,462 outstanding on the line. The Loan Agreement was amended in February 2006, see Note 18, "SUBSEQUENT EVENTS".

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003


NOTE 6 - NOTES PAYABLE

Notes payable consist of the following:

                                                                                       2005            2004            2003
                                                                                   ------------    ------------    ------------
Note payable to an officer and a related trust, interest at 10% per annum, secured by tax lien certificates and all other assets of the Company. Principal and interest payable quarterly or, if not quarterly, at such time as the
Company's cash flow allows, was due July 17, 2004. On August 12, 2004, the
Company entered into an agreement under which the above note was exchanged for shares of the Company's common stock, par value $.001 per share at a rate of one share per $.90 of the obligation. The total debt exchanged including accrued interest of $75,095, totaled $1,581,131. The effective date of this exchange of debt for equity is retroactive to July 1, 2004, which reflects the agreement of the parties that no interest would be accrued or paid on the debt exchanged since the last interest payment date, June 3, 2004.

On August 12, 2004, the Company's stock as traded on the OTCBB had a market value of $1.60. Paragraph 20 of APB No. 26 requires that any difference between the reacquisition price and the net carrying amount of the extinguished debt should be recognized currently in income of the period of extinguishment as losses or gains and identified as a separate item. In connection with this debt exchange, in the year 2004, the Company has recorded a non-cash loss on early
extinguishment of debt of $1,256,470.                                              $         --    $         --    $  1,506,036
                                                                                   ------------    ------------    ------------

Note payable to Richard Cavanaugh, interest at 8% per annum payable semi-annually, upon 30 days notice to the Company, the note may be payable upon demand and is unsecured. On August 12, 2004, the Company entered into an agreement under which a $150,000 note payable was exchanged for shares of the Company's common stock, par value $.001 per share at a rate of one share per $.90 of the obligation. The total debt exchanged including accrued interest of $5,015, totaled $155,015. The effective date of debt for equity is retroactive to July 1, 2004, which reflects the agreement of the parties that no interest would be accrued or paid on the debt since the last interest payment date of June 30, 2004.

On August 12, 2004, the Company's stock as traded on the OTCBB had a market value of $1.60. Paragraph 20 of APB No. 26 requires that any difference between the reacquisition price and the net carrying amount of the extinguished debt should be recognized currently in income of the period of extinguishment as losses or gains and identified as a separate item. In connection with this debt exchange, in the year 2004, the Company has recorded a non-cash loss on early
extinguishment of debt of $120,567.                                                          --              --         500,000
                                                                                   ------------    ------------    ------------

Subtotal                                                                                     --              --       2,006,036
                                                                                   ------------    ------------    ------------

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003


NOTE 6 - NOTES PAYABLE (Continued)

                                                                                       2005            2004            2003
                                                                                   ------------    ------------    ------------
Subtotal brought forward                                                           $         --    $         --    $  2,006,036

Note payable to Michael Kelly, interest at 8% per annum payable semi-annually, upon 30 days notice to the Company, the note may be payable upon demand and is unsecured. On August 12, 2004, the Company entered into an agreement under which a $300,000 note payable was exchanged for shares of the Company's common stock, par value $.001 per share at a rate of one share per $.90 of the obligation. The total debt exchanged including accrued interest of $11,902 totaled $311,902. The effective date of debt for equity is retroactive to July 1, 2004, which reflects the agreement of the parties that no interest would be accrued or paid on the debt since the last interest payment date of June 30, 2004.

On August 12, 2004, the Company's stock as traded on the OTCBB had a market value of $1.60. Paragraph 20 of APB No. 26 requires that any difference between the reacquisition price and the net carrying amount of the extinguished debt should be recognized currently in income of the period of extinguishment as losses or gains and identified as a separate item. In connection with this debt exchange, in the year 2004, the Company has recorded a non-cash loss on early
extinguishment of debt of $241,089.                                                          --              --         300,000

Notes payable to an officer and shareholder, interest at 8% per annum, unsecured. All notes originated during the period January-May of 2003 and were each due in five years. Principal and interest were due on the anniversary of each note except that for the first year, which payment shall be optional and otherwise added to the second year payment. On August 12, 2004, the Company entered into an agreement under which the above notes payable were exchanged for shares of the Company's common stock, par value $.001 per share at a rate of one share per $.90 of the obligation. The total debt exchanged including accrued interest of $51,798 totaled $550,818. The effective date of this debt for equity is retroactive to July 1, 2004, which reflects the agreement of the parties that no interest would be accrued or paid on the debt exchanged since the last interest payment date of June 30, 2004. On August 12, 2004, the Company's stock as traded on OTCBB had a market vale of $1.60. In connection with this debt exchange, in the year 2004, the Company has recorded a non-cash loss on early
extinguishment of debt of $446,832.                                                                                     499,020
                                                                                   ------------    ------------    ------------

Subtotal                                                                                     --              --       2,805,056
                                                                                   ------------    ------------    ------------

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003


NOTE 6 - NOTES PAYABLE (Continued)

                                                                                       2005            2004            2003
                                                                                   ------------    ------------    ------------
Subtotal Carryover                                                                 $         --    $         --    $  2,805,056

On June 2, 2005, J. Holder, a wholly owned subsidiary of the Company, acquired a residential property in Melbourne, Florida through a joint venture with Groveland Estates, LLC, an unrelated party. The property was purchased for $3.25 million from Detroit-based Comerica Bank, which had acquired the property through a foreclosure. Acquisition financing of $3,350,000 was provided by a group of investors, including J. Holder (the "Investor Group") which invested approximately $125,000, that will receive 10% per annum and 2.0% of the loaned amount along with a pro rata share of 20% of the net profit realized by J.
Holder upon the sale of the property.

Under the terms of its joint venture agreement with Groveland Estates, LLC, the
Investor Group will receive 100% return of all capital including acquisition and carrying costs, plus the above cost of funds. In addition, J. Holder will receive 60% of the net profit of the proceeds upon the sale of the property, 20%
of which will be shared pro rata among the Investor Group, and Groveland
Estates, LLC will receive 40% of the net profit, plus 20% of the actual cost, if any, of the property's renovation, as a project management fee. Although the property was appraised in March 2005 at $8.5 million, there can be no assurance
that the sale of the property will result in a profit.                                3,350,000              --              --

On September 21, 2005, J. Holder entered into a $1,000,000 mortgage and securitu agreement, the proceeds of which are being used to renovate the Melbourne property. Estimated renovations are expected to cost approximately $900,000. All principal accrues interest at a fixed annual rate of 12.0% per annum and payments of accrued interest are due and payable in arrears in equal monthly payments on the outstanding principal balance of the promissory note. J. Holder is required to make monthly interest only payments of $10,000 until October 21,
2007 at which time all principal, accrued interest and other charges are due and payable. Prior to April 1, 2006, there shall be a prepayment penalty equal to the interest that would have been accrued and earned for six months from the
date of the agreement.                                                                1,000,000              --              --
                                                                                   ------------    ------------    ------------

Subtotal                                                                              4,350,000              --       2,805,056
                                                                                   ------------    ------------    ------------

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003


NOTE 6 - NOTES PAYABLE (Continued)

                                                                                       2005            2004            2003
                                                                                   ------------    ------------    ------------
Subtotal brought forward                                                           $  4,350,000    $         --    $  2,805,056

On April 15, 2005, the Company sold three promissory notes in the principal amount of $100,000, $150,000 and $100,000 each to three accredited investors in a private placement. Each of the notes bears interest at the rate of 7% per annum and interest is payable in quarterly installments commencing June 30,
2005. The entire principal of each note is payable on April 15, 2006 unless the holder thereof gives written notice to the Company 90 days prior to April 15,
2006 that it elects to extend his, her or its note, in which event the entire
principal thereof is payable on April 15, 2007.                                         350,000

Note payable to Richard Cavanaugh, interest at 6% per annum, payable quarterly, due April 15, 2005, upon 30 days notice to the Company, the note is payable upon
demand and is unsecured.                                                                     --         250,000              --

On October 5, 2005, the Company sold a promissory note in the principal amount of $60,000 to a related entity in a private placement. The note bears interest at the rate of 7% per annum. The entire principal and accrued interest of each note is payable in one lump sum payment on October 5, 2006 unless the holder thereof gives written notice to the Company 30 days prior to October 5, 2006 that it elects to extend his, her or its note, in which event the entire
principal thereof is payable on October 5, 2007.                                         60,000
                                                                                   ------------    ------------    ------------

Total notes payable                                                                   4,760,000         250,000       2,805,056
Less: Current Portion                                                                   410,000         250,000       2,306,036
                                                                                   ------------    ------------    ------------

                                                                                   $  4,350,000    $         --    $    499,020
                                                                                   ============    ============    ============

Maturities of notes payable are as follows:
                                                                      2006         $    410,000
                                                                      2007            4,350,000
                                                                                   ------------

                                                                                   $  4,760,000
                                                                                   ============

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003


NOTE 7 - OBLIGATION UNDER CAPITAL LEASE

The capital lease obligation consists of the following:

                                                                                       2005            2004            2003
                                                                                   ------------    ------------    ------------
Capital lease payable to Unifund Portfolio E, LLC in monthly installments of
$44,834, including interest at 5.75% with a ballon payment due November 2005, secured by corresponding consumer receivables portfolios. On November 7, 2005, the Company exercised its option to buy out the lease for a balloon payment of
$315,180.                                                                          $         --    $    709,157    $  1,179,165
                                                                                   ============    ============    ============


NOTE 8 - RELATED PARTY TRANSACTIONS

Interest payments on the line of credit, Note 5, were made to a director and shareholder of the Company in the amounts of, $-0- , $124,859 and $66,237 for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, the Company paid the director and shareholder consulting fees of $-0-, $8,312, and $103,389 for the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005, 2004 and 2003, the Company had a related party receivable from a related party in the amount of $-0-, $-0- and $16,872, respectively.

In connection with the Company's independent consulting agreement with The Del Mar Consulting Group Inc. agreement, two of the Company's executive officers, W. Peter Ragan, Sr. and W. Peter Ragan, Jr. granted an option to RB & AJ Associated Holdings, Inc., a corporation majority owned by the president of the consulting group, to purchase 13,600 warrants owned by the executive officers to purchase an aggregate of 85,000 (42,500 from each) shares of common stock at $1.04 per share. In addition, the executive officers granted an employee of the Consultant an option to purchase 2,400 warrants owned by the executive officers to purchase an aggregate of 15,000 (7,500 from each) share of common stock at $1.04 per share. Both of these options were exercised on March 15, 2005.

Until June 1, 2005, the Company's business office at 3100 Route 138 West, Wall, NJ 07719 had been leased for a two year period from a company owned by Messrs. Ragan & Ragan and total lease payments of $3,750, $9,000 and $-0- for years ended December 31, 2005, 2004 and 2003.

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

Legal fees paid to Ragan & Ragan, P.C. by the individual subsidiaries were as follows:

                                            2005         2004         2003
                                         ----------   ----------   ----------
Velocity Investments, L.L.C              $1,062,196      554,770   $  111,485
VOM, L.L.C                                   15,013        6,225       95,000
J. Holder, Inc.                              63,574       71,689       51,671
                                         ----------   ----------   ----------

                                         $1,140,783   $  632,684   $  258,156
                                         ==========   ==========   ==========

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003


NOTE 8 - RELATED PARTY TRANSACTIONS (Continued)

On October 5, 2005, the Company sold a promissory note in the principal amount of $60,000 to Ragan & Ragan, PC, a related entity, in a private placement. The note bears interest at the rate of 7% per annum. The entire principal and accrued interest of the note is payable in one lump sum payment on October 5, 2006 unless the holder thereof gives written notice to the Company 30 days prior to October 5, 2006 that it elects to extend its note, in which event the entire principal thereof is payable on October 5, 2007. On October 5, 2005, the Company's J. Holder subsidiary sold a promissory note in the principal amount of $70,000 to YouBit, Inc. a related entity owned by Ragan & Ragan, PC in a private placement. The note bears interest at the rate of 7% per annum. The entire principal and accrued interest of each note is payable in one lump sum payment on October 5, 2006 unless the holder thereof gives written notice to the Company 30 days prior to October 5, 2006 that it elects to extend its note, in which event the entire principal thereof is payable on October 5, 2007.


NOTE 9 - INCOME TAXES

The provision for corporate income taxes for the years ended December 31, 2005, 2004 and 2003 consist of the following:

                                                       2005           2004            2003
                                                   ------------   ------------    ------------
Current:
  Federal                                          $    274,666   $         --    $         --
  State                                                  65,017         18,002           2,567
                                                   ------------   ------------    ------------

Total                                              $    339,683   $     18,002    $      2,567
                                                   ------------   ------------    ------------


Deferred Tax (Benefit) Expense:
  Federal                                          $     49,820       (221,500)   $         --
  State                                                  12,080         11,800              --
                                                   ------------   ------------    ------------

Total Deferred Tax (Benefit) Expense               $     61,900   $   (209,700)   $         --
                                                   ------------   ------------    ------------

Total Current and Deferred Tax (Benefit) Expense   $    401,583   $   (191,698)   $      2,567
                                                   ============   ============    ============

The tax effect of temporary differences that make up the significant components of the deferred tax asset and liability for financial reporting purposes at December 31, 2005, 2004 and 2003 are as follows:

                                         2005           2004           2003
                                     ------------   ------------   ------------
Deferred Tax Asset
  Net Operating Loss Carryforwards   $    506,600   $    620,400   $    625,900
                                     ============   ============   ============

Deferred Tax Liability
  Depreciation and Amortization      $    (30,200)  $    (11,800)  $         --
                                     ============   ============   ============

Net Deferred Income Taxes            $    476,400        608,600   $    625,900

Valuation Allowance                      (328,600)      (398,900)      (625,900)
                                     ------------   ------------   ------------

Total                                $    147,800   $    209,700   $         --
                                     ============   ============   ============

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003


NOTE 9 - INCOME TAXES (Continued)

Velocity Asset Management, Inc. (formerly Tele-Optics, Inc.) generated net operating losses prior to its acquisition of STB. As a result of the reverse acquisition, the ownership change of Velocity Asset Management, Inc. as of February 3, 2004 limits and reduces the future utilization of the Company's net operating loss carry forwards. These pre-reverse acquisition net operating loss carry forwards will be limited and reduced based upon the applicable Federal and New Jersey rules. Any net operating loss carry forwards for future tax years will be available to offset future taxable income of the consolidated group subject to an annual limit per the Internal Revenue Code Section 382.

For the tax years ending December 31, 2003 and 2002 (pre-reverse acquisition), the deferred income taxes relating to the tax benefit of the Company's net operating loss carry forwards were offset by a 100% valuation allowance due to the uncertainty of profitable operations in the future.

At December 31, 2005, the Company had unused net operating loss carry forwards of approximately $1,638,200 for Federal purposes and $107,600 for New Jersey purposes. These net operating losses may provide future income tax benefits of approximately $506,600, which will expire between the years 2006 and 2014. The ability to utilize such losses is dependent upon the Company's ability to generate taxable future income as well as the annual limit per the Internal Revenue Code Section 382 versus the expiration dates of the losses. Because some of the losses are due to expire prior to fully utilizing the carry forwards, a valuation reserve has been established for an amount equal to the expected expired amount.


NOTE 10 - RECAPITALIZATION

The merger of STB into Velocity Asset Management, Inc.'s wholly-owned subsidiary TLOP Acquisition Company, L.L.C. was treated as a reverse acquisition resulting in a recapitalization. The details of the recapitalization are as follows:

                                                            February 3, 2004
                                       -------------------------------------------------------------
              Equity Account               Balance           Adjustments                Balance
                                           Prior to          Pursuant to                 After
                                       Recapitalization    Recapitalization         Recapitalization
                                       ----------------    ----------------         ----------------
Common Stock, Par Value                $            100              12,905  (A)    $         13,005

Additional Paid-in-Capital                          900                (900) (A)                  --

Retained Deficit                               (122,748)            (12,005) (A)            (134,753)
                                       ----------------    ----------------         ----------------

Totals                                 $       (121,748)   $             --         $       (121,748)
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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003


NOTE 11 - COMMON STOCK TRANSACTIONS

Concurrent with and pursuant to the reverse merger, which occurred on February 3, 2004, between Velocity Asset Management, Inc. (formerly Tele-Optics, Inc.) and STB, Inc. (See Note 1 - Organization and Accounting Policies), the Company issued the following shares of common stock to the executive officers of the
Company:

          Name of Executive Officers        Number of Shares      Par Value
        ------------------------------      ----------------      ---------

        John C. Kleinert                           3,064,712      $   3,065
        W. Peter, Ragan, Sr.                       1,532,356          1,532
        W. Peter, Ragan, Jr.                       1,532,356          1,532
                                            ----------------      ---------

                                                   6,129,424      $   6,129
                                            ================      =========

Additionally, concurrent with the reverse merger, the Company sold the following shares of common stock pursuant to a private placement to the following shareholder for $500,000:

              Name of Shareholder           Number of Shares      Par Value
        --------------------------------    ----------------      ---------

        David Grantatell                             562,500      $     563
                                            ================      =========


* The number of shares represents the post reverse stock split quantities and have been adjusted to reflect the 13:1 reverse stock split, as detailed in Note 12.


NOTE 12 - REVERSE STOCK SPLIT AND CHANGE IN NUMBER OF SHARES OF CAPITAL STOCK AUTHORIZED

On April 8, 2004, the Company amended its certificate of incorporation to (a) effect a 13-for-1 reverse split of the Company's then issued and outstanding shares of common stock and (b) change the total authorized shares of capital stock to 50,000,000 shares, of which 40,000,000 are classified as common stock, par value $.001 per share and 10,000,000 are classified as preferred stock, par value $.001 per share. As of December 31, 2005, the total common stock issued and outstanding was 15,972,321 with a par value of $15,972 and there was no preferred stock issued or outstanding. All references to share numbers or earnings or loss per share contained in the consolidated financial statements to which these notes relate give effect to the Reverse Split.

NOTE 13 - SECURED DEBENTURE

On October 27, 2005, the Company and J. Holder entered into a Securities Purchase Agreement with an institutional investor relating to a sale of a 10% Secured Convertible Debenture, due April 27, 2007, in the aggregate principal amount of $1.8 million (the "Debenture"), and an associated common stock purchase warrant (the "Warrant") to purchase 200,000 shares of the Company's common stock at an exercise price of $3.10 per share. Net proceeds from the financing ($1,770,000) have been used primarily for working capital purposes including, but not limited to, the purchase of distressed real property interests and distressed consumer receivable portfolios.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003


NOTE 13 - SECURED DEBENTURE (Continued)

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

At any time after the issuance date and prior to March 31, 2006, the Debenture may be redeemed at the election of the Company at the principal amount, plus accrued but unpaid interest, subject to the satisfaction of certain conditions. Upon the occurrence of a change of control, a fundamental transaction or the sale of certain specified assets as set forth in the Debenture, the holder may require the Company to redeem the Debenture at the principal amount, plus accrued and unpaid interest, subject to the satisfaction of certain conditions.

The purchaser of the Debenture was granted (i) a security interest in the assets of the Company and the assets of the Company's subsidiaries, J. Holder, TLOP Acquisition Company, L.L.C., VOM, L.L.C. and SH Sales, Inc. (the "Subsidiary Guarantors"), and (ii) a pledge of the Company's direct and indirect ownership of its subsidiaries, each of which are subject to the liens of holders of existing indebtedness, permitted liens and permitted indebtedness. Additionally, the Subsidiary Guarantors have agreed to guarantee the obligations of the Company under the Debenture and the other transaction documents.

The Debenture is also guaranteed personally by each of John C. Kleinert, the Company's President and Chief Executive Officer, W. Peter Ragan, Sr., the Company's Vice President and W. Peter Ragan, Jr., President of the Company's wholly owned Velocity Investments, L.L.C. subsidiary.

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

The Company filed a registration statement with the Securities and Exchange Commission in order to register the resale of the shares issuable upon conversion of the Debenture and the shares issuable upon exercise of the Warrant. Such registration was declared effective on December 29, 2005.

Pursuant to the Securities Purchase Agreement, the investor has certain rights to participate in future financings of the Company. In addition, subject to certain exceptions, for a period of 90 days (through March 29, 2006) after the effective date of the registration statement (described above), the Company may not issue shares of common stock or common stock equivalents.

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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003


NOTE 13 - SECURED DEBENTURE (Continued)

The offering, sale and issuance of the Debenture and the Warrant was effected pursuant to the exemption from registration provided by Rule 506 promulgated under the Securities Act of 1933, as amended.


NOTE 14 - OUTSTANDING WARRANTS

At December 31, 2004, the Company had issued and outstanding warrants to purchase 5,358,503 shares of its common stock at a prices ranging from $1.04 to $2.50 per share. A portion of the warrants (2,999,500, as adjusted for the 13:1 reverse stock split) were granted pursuant to the Merger Agreement effective February 3, 2004 and expire after a period of five years. The balance of the warrants (2,359,003) were granted pursuant to private offerings and/or in lieu of services rendered and expire after a period of five years.

At December 31, 2005, the Company had issued outstanding warrants to purchase 3,965,839 shares of its common stock at prices ranging from $1.04 to $2.50 per share. The first warrants (3,199,500 shares of common stock, as adjusted for the 13:1 reverse stock split) were granted pursuant to the Merger Agreement effective February 3, 2004 and expire after a period of five years. The second warrants (716,339 shares of common stock) were granted pursuant to private offerings and/or in lieu of services rendered and expire after a period of five years. The remaining warrants (50,000 shares of common stock) were granted as compensation to an independent consultant in lieu of services rendered and have an expiration date of March 31, 2009.

NOTE 15 - STOCK BASED COMPENSATION

Stock Based Compensation to Non-Employees
-----------------------------------------

On January 30, 2004, the Company entered into a Business Advisory Agreement with Lomond International, Inc., ("Lomond") an unrelated corporation, pursuant to which we issued a warrant exercisable for a five year period to purchase an aggregate of 200,000 shares of common stock at an exercise price of $1.04 per share in exchange for business advisory services for a period of one year. The principal service of which was our acquisition of Tele - Optics, Inc. on February 3, 2004. As required by EITF 96-18, the warrant was valued as of the date in which significant performance required by the contract was completed. The fair value of the common stock at the date of issuance to Lomond was $0.08 per share, the closing bid price of Tele-Optics, Inc.'s common stock as reported by the OTC Bulletin Board on February 3, 2004. Using the Black-Scholes model the total compensation charge for the service contract with Lomond was $5,134 and the fair value of each equity instrument at the February 3, 2004 measurement date is $0.03. The expense recorded for this contract is $5,134 and is included in consulting fee expense.

On December 16, 2004, the Company entered into an independent consulting agreement with The Del Mar Consulting Group, Inc., an unrelated California corporation ("Del Mar"). The Consultant agreed to provide specified public relations services for a period of one year. As compensation for such services the Company agreed to issue as a commencement bonus, 100,000 shares of common stock and a non-qualified stock option exercisable for five years to purchase 250,000 shares of common stock at a price of $2.50 per share. The total compensation charge for the common stock issued to Del Mar was $150,000 and the fair value of the common stock at the December 16, 2004 measurement date was $1.50 per share, the closing bid price of Velocity Asset Management, Inc.'s common stock reported by the OTC Bulletin Board on December 16, 2004. As required by EITF 96-18, the non-qualified stock option was

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003


NOTE 15 - STOCK BASED COMPENSATION (Continued)

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

On September 1, 2005, the Company entered into an Independent Consulting Agreement (the "Agreement") with Lomond International, Inc., an unrelated corporation (the "Consultant"), pursuant to which the Consultant agreed to provide certain specified business advisory services for a period of one year. As compensation for such services, we agreed to sell to the Consultant, as a commencement bonus, a warrant to purchase 50,000 shares of the Company's common stock with an exercise price of $2.50 per share, and an expiration date of March 31, 2009, for an aggregate purchase price of $2,500. The warrant will participate in all forward and reverse stock splits and stock dividends and will have a one-time piggy-back registration right on the warrant and the shares of common stock underlying the warrant. On November 11, 2005, the Business Advisory Agreement, dated September 1, 2005, between the Company and Lomond International, Inc. was amended, retroactive to the date of the agreement, to eliminate any compensation payable by the Company to Lomond International Inc. in connection with any debt or equity investment of any kind. As consideration for such amendment, Lomond was paid a fee of $25,000.

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


NOTE 16 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash was expended for interest in the amount of $730,674, $338,525, and $329,740 for the years ended December 31, 2005, 2004 and 2003, respectively. Cash was expended for income taxes in the amount of $510,141, $7,568, and $2,892 for the years ended December 31, 2005, 2004 and 2003, respectively.

On August 12, 2004, the Company entered into agreements with an officer and other creditors in satisfaction of their outstanding loans under which the Company exchanged $3,676,252 of its existing indebtedness (the "Obligations") for 4,084,724 shares of the Company's common stock, par value $.001 per share at a rate of one share per $0.90 of the obligation. The effective date of this conversion of debt to equity is retroactive to July 1, 2004, which reflects the agreement of the parties that no interest would be accrued or paid on the debt exchanged since the last interest payment date, June 30, 2004. On August 12, 2004, the Company's stock as traded on the OTCBB had a market price of $1.60. Paragraph 20 of APB 26 requires that any difference between the reacquisition price and the net carrying amount of the extinguished debt should be recognized currently in income of the period of extinguishment as losses

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly Tele-Optics, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003


NOTE 16 - SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

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


NOTE 17 - CONCENTRATIONS OF CREDIT RISK

The consolidated entities maintain cash balances at one institution located in central New Jersey. The amounts at this institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per entity. At various times during the year, the Company and its subsidiaries maintain balances in excess of the balance insured by the FDIC.

NOTE 18 - SUBSEQUENT EVENTS

On February 27, 2006, the Company's Velocity subsidiary entered into a First Amendment to the Loan and Security Agreement (the "Amended and Restated Loan Agreement") with Wells Fargo Foothill, Inc., a California corporation (the "Lender"), pursuant to which the Lender agreed to amend the Loan and Security Agreement dated January 27, 2005 (the "Original Loan Agreement"). The Original Loan Agreement provided for a two year $12,500,000 senior credit facility (the "Credit Facility") to finance up to 60% of the purchase price of individual pools of unsecured consumer receivables that are approved by the Lender under specific eligibility criteria. Pursuant to the Amended and Restated Loan Agreement, the Lender extended the Credit Facility until January 27, 2009 and agreed to increase the advance rate under the credit facility to 67.5% (up from 60%) of the purchase price of individual pools of unsecured consumer receivables that are approved by the Lender. The Lender also agreed to reduce the interest rate on the loan from 3.50% above the prime rate of Wells Fargo Bank, N.A. to 2.50% above such prime rate. In addition, the amortization schedule for each portfolio has been extended from twenty-four to thirty months. The Lender also agreed to reduce the limited personal guarantees of John Kleinert, W. Peter Ragan Sr. and W. Peter Ragan Jr. from $1,000,000 to $500,000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 31, 2006

                                       VELOCITY ASSET MANAGEMENT, INC.

                                       By: /s/ JOHN C. KLEINERT
                                           -------------------------------
                                       Name:  John C. Kleinert
                                       Title: President and Chief
                                              Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

       SIGNATURE                      TITLE                            DATE
       ---------                      -----                            ----

/s/ JOHN C. KLEINERT         President, Chief Executive           March 31, 2006
--------------------------      Officer and Director
John C. Kleinert


/s/ W. PETER RAGAN SR.       Vice President and Director          March 31, 2006
--------------------------
W. Peter Ragan, Sr.


/s/ JAMES J. MASTRIANI       Chief Financial Officer              March 31, 2006
--------------------------   and Chief Legal Officer,
James J. Mastriani           Treasurer and Secretary


/s/ STEVEN MARCUS                   Director                      March 31, 2006
--------------------------
Steven Marcus


/s/ DR. MICHAEL KELLY               Director                      March 31, 2006
--------------------------
Dr. Michael Kelly


/s/ DAVID GRANATELL                 Director                      March 31, 2006
--------------------------
David Granatell