Form 10QSB
period 2006-03-31
VELOCITY ASSET MANAGEMENT INC
filed 2006-05-22
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Issuer had 15,972,321 shares of common stock issued and outstanding as of March 31, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                    VELOCITY ASSET MANAGEMENT SERVICES, INC.

                                   FORM 10-QSB
                      For the Quarter Ended March 31, 2006

                                      Index
                                                                           Page
                                                                          Number
PART I   FINANCIAL INFORMATION

Item 1   Condensed Consolidated Balance Sheets as at December 31, 2005
         and March 31, 2006 (unaudited for March 31, 2006 period)            3

         Condensed Consolidated Statements of Operations for the
         three month periods ended March 31, 2006 and 2005 (unaudited)       4

         Condensed Consolidated Statements of Stockholders Equity
         (Deficit) as of December 31, 2005 and for the three months
         ended March 31, 2006 (unaudited for March 31, 2006)                 5

         Consolidated Statements of Cash Flows for the three month
         periods ended March 31, 2006 and 2005 (unaudited)                   6

         Notes to Consolidated Financial Statements                          7

Item 2   Management's Discussion and Analysis or Plan of Operation          18

Item 3   Controls and Procedures                                            24

PART II

Item 1   Legal Proceedings                                                  25
Item 2   Unregistered Sales of Equity Securities and Use of Proceeds        25
Item 3   Defaults Upon Senior Securities                                    25
Item 4   Submission of Matters to a Vote of Security Holders                25
Item 5   Other Information                                                  25
Item 6   Exhibits                                                           25
Signatures                                                                  26
Certifications                                                           27-30


                                     PART I
                              FINANCIAL INFORMATION

Item 1 Financial Statements

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             March 31,     December 31,
                                                               2006           2005
                                                            (unaudited)         *
                                                           ------------    ------------
                          ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                $     79,767    $     90,624
  Accounts Receivable                                           134,313          30,000
  Property Inventory Owned                                    6,167,985       6,439,240
  Deposits on Properties                                          1,000         241,000
  Tax Certificates Held and Accrued Interest Receivable         453,936         538,926
  Consumer Receivables                                       17,185,462      17,758,661
  Other Current Assets                                           89,850          14,924
                                                           ------------    ------------
     Total Current Assets                                    24,112,313      25,113,375
                                                           ------------    ------------
PROPERTY AND EQUIPMENT, net of accumulated
  depreciation                                                   81,645          87,222
                                                           ------------    ------------
OTHER ASSETS
  Deferred Income Tax Asset - Non-Current                       160,000         178,000
  Security Deposit                                               26,500          87,500
  Other Assets                                                  214,414         108,333
                                                           ------------    ------------

     Total Other Assets                                         400,914         373,833
                                                           ------------    ------------

     Total Assets                                          $ 24,594,872    $ 25,574,430
                                                           ============    ============

*  Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       March 31,     December 31,
                                                                         2006            2005
                                                                      (unaudited)         *
                                                                     ------------    ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued Expenses                                                   $    525,221    $    447,971
  Estimated Court and Media Costs                                       3,084,320       3,799,646
  Short-Term Borrowings Under Line of Credit                            5,656,666       6,094,462
  Short-Term Borrowings from Related Parties                            2,430,000         260,000
  Current Portion of Long-Term Debt                                     2,550,000         220,000
  Income Taxes Payable                                                     12,809         133,132
  Deferred Income Tax Liability - Current                                  27,500          30,200
                                                                     ------------    ------------

     Total Current Liabilities                                         14,286,516      10,985,411
                                                                     ------------    ------------

LONG-TERM LIABILITIES
  Secured Debenture                                                     1,800,000       1,800,000
  Long-Term Debt, Related Parties                                              --       2,170,000
  Long-Term Debt, less current portion                                         --       2,180,000
                                                                     ------------    ------------

     Total Long-Term Liabilities                                        1,800,000       6,150,000
                                                                     ------------    ------------

     Total Liabilities                                                 16,086,516      17,135,411
                                                                     ------------    ------------

STOCKHOLDERS' EQUITY
  Common Stock, $0.001 par value, 40,000,000 shares Authorized,
    15,972,321 and 15,972,321 shares Issued and Outstanding,
    respectively                                                           15,972          15,972
  Additional Paid In Capital                                           10,838,651      10,838,651
  Retained Deficit                                                     (2,346,267)     (2,415,604)
                                                                     ------------    ------------

  Total Stockholders' Equity                                            8,508,356       8,439,019
                                                                     ------------    ------------

     Total Liabilities and Stockholders' Equity                      $ 24,594,872    $ 25,574,430
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


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)


                                                        For the Three Months Ended
                                                               March 31,
                                                      ----------------------------
                                                          2006            2005
                                                      ------------    ------------
REVENUES
  Sale of Real Property                               $    371,312    $  1,216,478
  Collections on Consumer Receivables                    1,454,647         498,855
  Interest Income - Tax Certificates Held and Other         30,196          60,258
                                                      ------------    ------------

    Total Revenues                                       1,856,155       1,775,591
                                                      ------------    ------------

OPERATING EXPENSES
  Cost of Real Property                                    301,153         991,196
  Professional Fees                                        743,995         356,249
  General and Administrative Expenses                      397,685         251,109
                                                      ------------    ------------

    Total Operating Expenses                             1,442,833       1,598,554
                                                      ------------    ------------

Income from Operations                                     413,322         177,037
                                                      ------------    ------------
OTHER INCOME (EXPENSE)
  Interest Expense                                        (320,564)         (8,103)
                                                      ------------    ------------

    Total Other Income (Expense)                          (320,564)         (8,103)
                                                      ------------    ------------

Income Before Tax Provision                                 92,758         168,934

Provision for Income Taxes                                  23,421         104,032
                                                      ------------    ------------

Net Income                                            $     69,337    $     64,902
                                                      ============    ============

Weighted Average Common Shares - Basic                  15,972,321      15,923,244
                                                      ============    ============

Net Income per Common Share - Basic                   $       0.00    $       0.00
                                                      ============    ============

Weighted Average Common Shares - Diluted                20,298,981      19,838,203
                                                      ============    ============

Net Income per Common Share - Diluted                 $       0.00    $       0.00
                                                      ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS TELE-OPTICS, INC.)

          CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY For the
                        Three Months Ended March 31, 2006
                                   (UNAUDITED)


                                          Common Stock                                           Total
                                  ---------------------------     Additional     Retained     Stockholders'
                                    Number of                      Paid in       Earnings       Equity
                                     Shares       Par Value        Capital       (Deficit)     (Deficit)
                                  ------------   ------------   ------------   ------------   ------------
BALANCES, December 31, 2005       $ 15,972,321   $     15,972   $ 10,838,651   $ (2,415,604)  $  8,439,019

Net Income                                  --             --             --         69,337         69,337
                                  ------------   ------------   ------------   ------------   ------------

BALANCES, March 31, 2006          $ 15,972,321   $     15,972   $ 10,838,651   $ (2,346,267)  $  8,508,356
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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                For the Three Months Ended
                                                                                        March 31,
                                                                               ----------------------------
                                                                                   2006            2005
                                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                                    $     69,337    $     64,902
 Adjustments to reconcile net income to net cash
   Depreciation                                                                       7,794          18,186
   (Increase) Decrease in:
     Accounts Receivable                                                           (104,313)        780,935
     Property Inventory Owned                                                       271,255         387,597
     Deposits on Properties                                                         240,000          (2,000)
     Tax Certificates Held and Accrued Interest Receivable, Net of Discounts         84,990          23,077
     Consumer Receivables                                                           573,199      (3,957,165)
     Other Current Assets                                                           (74,926)        (68,611)
     Deferred Income Tax Asset - Non-Current                                         18,000          43,500
     Security Deposit                                                                61,000              --
     Other Assets                                                                  (106,081)       (150,000)
   Increase (Decrease) in:
     Accrued Expenses                                                                77,250         101,350
     Estimated Court and Media Costs                                               (715,326)             --
     Income Taxes Payable                                                          (120,323)        (31,737)
     Deferred Income Tax Liability - Current                                         (2,700)          4,200
                                                                               ------------    ------------
       Net Cash Provided from (Used by) Operating Activities                        279,156      (2,785,766)
                                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of Property and Equipment                                           (2,217)         (3,895)
                                                                               ------------    ------------
       Net Cash Used by Investing Activities                                         (2,217)         (3,895)
                                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 New Borrowings:
   Short-Term                                                                       150,000              --
   Long-Term                                                                             --       3,178,726
 Short-Term                                                                        (437,796)       (118,192)
 Proceeds Received from Private Placement Stock Sales                                    --         200,024
 Commissions Paid on Private Placement                                                   --        (135,262)
                                                                               ------------    ------------
   Net Cash Provided from Financing Activities                                     (287,796)      3,125,296
                                                                               ------------    ------------

Net Increase in Cash and Cash Equivalents                                           (10,857)        335,635

Cash and Cash Equivalents, Beginning of Year                                         90,624       1,423,123
                                                                               ------------    ------------

Cash and Cash Equivalents, End of Year                                         $     79,767    $  1,758,758
                                                                               ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES

The interim condensed consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2006 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the annual report of Velocity Asset Management, Inc. and Subsidiaries (the "Company") for the year ended December 31, 2005 have been omitted.

Investments and Revenue Recognition - Investments in Real Property
------------------------------------------------------------------

Investments in real property consist of investments in real property purchased by the Company for resale and are carried at the lower of cost or market value. This includes the cost to purchase the property and repairs or other costs required to get the property ready for resale. The Company recognizes income and related expenses from the sale of real property investments at the date the sale closes.

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

Investments and Revenue Recognition - Consumer Receivables
----------------------------------------------------------

The Company purchases consumer receivable portfolios at a substantial discount from their face amount due to a deterioration of credit quality between the origination and the Company's acquisition of the portfolios. Income is recognized using either the interest method or cost recovery method. Upon acquisition, the Company reviews each consumer receivable portfolio to determine whether each such portfolio is to be accounted for individually or whether such portfolio will be assembled into static pools of consumer receivable portfolios based on common risk characteristics. Once the static portfolio pools are created, management estimates the future anticipated cash flows for each pool. If management can reasonably estimate the expected timing and amount to future cash flows the interest method is applied. However, if the expected future cash flows cannot be reasonably estimated, the Company uses the cost recovery method.

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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES (Continued)

Investments and Revenue Recognition - Consumer Receivables (Continued)
---------------------------------------------------------------------

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

Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At March 31, 2006, the Company had no consumer receivable portfolios accounted for under the cost recovery method.

The Company establishes valuation allowances for all acquired loans subject to SOP 03-03 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the receivables. At March 31, 2006, the Company had no valuation allowance on its receivables. Prior to January 1, 2005, in the event that estimated future cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance.

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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES (Continued)

Reclassification
----------------

Certain balances in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements. These reclassifications have not had any impact on net income.

NOTE 2 - INVESTMENTS

Investments in Real Property
----------------------------

As discussed in Note 1, investments in real property are made at a discount to fair market value with the focus on acquiring the property for resale or to perfect the partial interest and/or clouded title for resale. Investments in real property consist of the following:

                                                           Three Months
                                                               Ended        Year Ended
                                                             March 31,      December 31,
                                                               2006            2005
                                                           ------------    ------------
Total Property Inventory                                   $  6,162,701    $  6,024,038
Assignments and Judgments                                         5,284         415,202
                                                           ------------    ------------

  Total Investment in Real Property                        $  6,167,985    $  6,439,240
                                                           ============    ============


Investments in Municipal Tax Liens

Investments in municipal tax liens consist of the following:

                                                           Three Months
                                                               Ended        Year Ended
                                                             March 31,      December 31,
                                                               2006            2005
                                                           ------------    ------------
Tax Lien Certificates                                      $    248,698    $    302,228
Accrued Interest                                                205,238         236,698
                                                           ------------    ------------

  Total Tax Certficates, Net of Discounts                  $    453,936    $    538,926
                                                           ============    ============

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (UNAUDITED)

NOTE 3 - CONSUMER RECEIVABLES

As of March 31, 2006 and December 31, 2005, the Company had $17,185,462 and $17,758,661, respectively, remaining of consumer receivable portfolios. Changes in consumer receivables at March 31, 2006 and December 31, 2005 were as follows:

                                                           Three Months
                                                               Ended        Year Ended
                                                             March 31,      December 31,
                                                               2006            2005
                                                           ------------    ------------

Balance at beginning of period                             $ 17,758,661    $  3,237,852
Acquisitions and Capitalized Costs, net of Returns              367,928      16,291,794

Cash Collections                                             (2,395,774)     (5,404,930)
Income Recognized on Consumer Receivables                     1,454,647       3,633,945
                                                           ------------    ------------
  Cash Collections Applied to Principal                        (941,127)     (1,770,985)
                                                           ------------    ------------

  Total Consumer Receivable Portfolios                     $ 17,185,462    $ 17,758,661
                                                           ============    ============

As of March 31, 2006, the Company had $17,185,462 in consumer receivables. Based upon management's current estimation of future cash collections, principal reductions will be as follows:

March 31, 2007                                                             $  2,810,092
March 31, 2008                                                                3,742,070
March 31, 2009                                                                4,681,165
March 31, 2010                                                                5,144,751
March 31, 2011                                                                  807,384
                                                                           ------------

Total                                                                      $ 17,185,462
                                                                           ============


The accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated cash flows as of March 31, 2006. Changes in the accretable yield are as follows:

                                                                           Three Months
                                                                               Ended
                                                                             March 31,
                                                                               2006
                                                                           ------------
Balance at Beginning of Period                                             $ 15,618,641
Income Recognized on Consumer Receivable Portfolios                          (1,454,647)
Additions                                                                       396,076
                                                                           ------------

  Balance at End of Period                                                 $ 14,560,070
                                                                           ============

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (UNAUDITED)

NOTE 4 - SHORT TERM BORROWINGS UNDER LINE OF CREDIT

The Company had a $2,000,000 line of credit with a shareholder, which was due to expire May 2005, for the purpose of financing the Company's investments in real property. On August 12, 2004, the above line of credit was exchanged for shares of the Company's common stock, par value $.001 per share, at a rate of one share per $0.90 of the obligation. The total debt exchanged, including accrued interest of $79,489, totaled $984,966. The effective date of this exchange for equity was retroactive to July 1, 2004. Interest at 10% per annum was due upon sale of the real property, based on the number of days the funds were committed to the investment. Each investment was presented on a case-by-case basis for funding approval and, if approved, the asset purchased was assigned as collateral to the shareholder for the funds advanced until the property was sold. Funds advanced were held and disbursed from an attorney trust account.

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

On February 27, 2006, the Company's Velocity subsidiary entered into a First Amendment to the Loan and Security Agreement (the "Amended and Restated Loan Agreement") with the Lender, pursuant to which the Lender agreed to amend the Loan and Security Agreement dated January 27, 2005 (the "Original Loan Agreement"). Pursuant to the Amended and Restated Loan Agreement, the Lender extended the Credit Facility until January 27, 2009 and agreed to increase the advance rate under the credit facility to 67.5% (up from 60%) of the purchase price of individual pools of unsecured consumer receivables that are approved by the Lender. The Lender also agreed to reduce the interest rate on the loan from 3.50% above the prime rate of Wells Fargo Bank, N.A. to 2.50% above such prime rate. In addition, the amortization schedule for each portfolio has been extended from twenty-four to thirty months. The Lender also agreed to reduce the limited personal guarantees of John Kleinert, W. Peter Ragan Sr. and W. Peter Ragan Jr. from $1,000,000 to $500,000. See Note 11 - Subsequent Events for additional disclosure related to the amended senior credit facility.

As of March 31, 2006 and December 31, 2005, the Company had $5,656,666 and $6,094,462 outstanding on the line.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (UNAUDITED)

NOTE 5 - NOTES PAYABLE - SHORT TERM

On April 15, 2005, the Company sold three promissory notes in the principal amount of $100,000, $150,000 and $100,000 each to three accredited investors in a private placement. Each of the notes bears interest at the rate of 7% per annum and interest is payable in quarterly installments commencing September 30, 2005. The entire principal of each note is payable on April 15, 2006 unless the holder thereof gives written notice to us 90 days prior to April 15, 2006 that it elects to extend his, her or its note, in which event the entire principal thereof is payable on April 15, 2007. As of March 31, 2006, the maturity of each of the notes had been extended to April 17, 2007. Cornelia Yoke, a related party of the president and CEO, is a holder of one of the $100,000 promissory notes.

On June 2, 2005, J. Holder, a wholly owned subsidiary of Velocity Asset Management, Inc., acquired a residential property in Melbourne, Florida, (the "Melbourne Property") through a joint venture with Groveland Estates, LLC, an unrelated party. The property was purchased for $3.25 million from Detroit-based Comerica Bank, which had acquired the property through a foreclosure. Acquisition financing of $3,350,000 was provided by a group of investors, including J. Holder (the "Investor Group") which invested approximately $125,000, that will receive 10% per annum and 2.0% of the loaned amount along with a pro rata share of 20% of the net profit realized by J. Holder upon the sale of the property. Under the terms of its joint venture agreement with Groveland Estates, LLC, the Investor Group will receive 100% return of all capital including acquisition and carrying costs, plus the above cost of funds. In addition, J. Holder will receive 60% of the net profit of the proceeds upon the sale of the property, 20% of which will be shared pro rata among the Investor Group, and Groveland Estates, LLC will receive 40% of the net profit, plus 20% of the actual cost, if any, of the property's renovation, as a project management fee. Although the Melbourne property was appraised in March 2005 at $8.5 million, there can be no assurance that the sale of the property will result in a profit. Of the $3,350,000 provided by the Investor Group, $1,270,000 was provided by Dr. Michael Kelly and Mr. David Granatell, each a member of the Board of Directors. Neither individual was a member of the Board of Directors at the time of the investment. Additionally, Mr. Robert Kleinert and Ms. Cornelia Yoke, related parties of the President and CEO of the Company, provided an additional $900,000 of acquisition financing in connection with the Melbourne Property.

On January 13, 2006, and February 10, 2006, the Company sold two promissory notes in the respective principal amounts of $100,000 and $50,000 to an accredited investor in a private placement. Each of the notes bears interest at the rate of 10% per annum. The entire principal and accrued interest of each note is payable in one lump sum payment on January 13, 2007 and February 10, 2007, respectively, unless the holder thereof gives written notice to the Company thirty days prior to its maturity date that it elects to extend the note, in which event the entire principal thereof is payable on January 13, 2008 and February 10, 2008, as applicable.

Interest expense for the three month periods ended March 31, 2006 and 2005 was $320,564 and $8,103, respectively.

NOTE 6 - LONG TERM DEBT

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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (UNAUDITED)

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

Until June 1, 2005, the Company's business office at 3100 Route 138 West, Wall, NJ 07719 had been leased for a two year period from a company owned by Messrs. Ragan & Ragan and total lease payments of $0 and $1,500 for the three month periods ended March 31, 2006 and 2005.

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

The legal fees paid to Ragan and Ragan, P.C. were as follows:

                                             Three Months       Three Months
                                                Ended              Ended
                                            March 31, 2006     March 31, 2005
                                            --------------     --------------
Legal Services Paid to Ragan & Ragan, PC    $      338,952     $      223,437
                                            ==============     ==============

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

Interest paid to related parties for the three months ended March 31, 2006 and 2005 was $57,750 and $0.

NOTE 8 - OUTSTANDING WARRANTS AND OPTIONS

At March 31, 2006, the Company had issued outstanding warrants to purchase 4,076,660 shares of its common stock at prices ranging from $1.04 to $3.10 per share. The first warrants (3,199,500 shares of common stock, as adjusted for the 13:1 reverse stock split) were granted pursuant to the Merger Agreement effective February 3, 2004 and expire after a period of five years. The second warrants (677,160 shares of common stock) were granted pursuant to private offerings and/or in lieu of services rendered and expire on March 31, 2009. The remaining warrant to purchase (200,000 shares of common stock) was granted in connection with the October 2005 convertible debt financing and has an expiration date of October 10, 2010.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (UNAUDITED)

NOTE 8 - OUTSTANDING WARRANTS AND OPTIONS (Continued)

At March 31, 2006, the Company also had issued an option to an independent consultant in exchange for services rendered for 250,000 shares of common stock at an exercise price per share of $2.50.


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

NOTE 10 - SECURED DEBENTURE

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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (UNAUDITED)

NOTE - SECURED DEBENTURE (Continued)

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

Beginning on April 1, 2006, the Company is obligated to repay the Debenture in monthly payments equal to 1/12 of the outstanding principal amount, in cash; provided, however, that upon the satisfaction of certain conditions, such payment may be made in shares of the Company's common stock based on a conversion price equal to 85% of the average of the three lowest closing prices of the Company's common stock during the ten trading days immediately prior to the applicable monthly payment date. The Company is currently in negotiations with the debenture holder to amend the debenture and extend the initial principal payment due date, however there can be no assurance that such amendment will ever be executed.

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

The purchaser of the Debenture was granted (i) a security interest in the assets of the Company and the assets of the Company's subsidiaries, J. Holder, TLOP Acquisition Company, L.L.C., VOM, L.L.C. and SH Sales, Inc. (the "Subsidiary Guarantors"), and (ii) a pledge of the Company's direct and indirect ownership of its subsidiaries, each of which are subject to the liens of holders of existing indebtedness, permitted liens and permitted indebtedness. Additionally, the Subsidiary Guarantors have agreed to guarantee the obligations of the Company under the Debenture and the other transaction documents. See Note 11 - Subsequent Events.

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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (UNAUDITED)

NOTE - SECURED DEBENTURE (Continued)

Pursuant to the Securities Purchase Agreement, the investor has certain rights to participate in future financings of the Company. In addition, subject to certain exceptions, for a period of 90 days (through March 29, 2006) after the effective date of the registration statement (described above), the Company may not issue shares of common stock or common stock equivalents. See Note 11 below for additional disclosure with respect to Debenture.

The holder may not convert the Debenture or exercise the Warrant to the extent that, after giving effect to such conversion or exercise, as the case may be, the holder would beneficially own in excess of 4.99% of the number of shares of common stock of the Company outstanding immediately after giving effect to such conversion, calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. See Note 11 below for additional disclosure with respect to Debenture.

The offering, sale and issuance of the Debenture and the Warrant were effected pursuant to the exemption from registration provided by Rule 506 promulgated under the Securities Act of 1933, as amended.

NOTE 11 - SUBSEQUENT EVENTS

On May 18, 2006, the Company consummated its public offering of 1,200,000 shares of Series A Convertible Preferred Stock resulting in gross proceeds of $12,000,000 to the Company (the "Offering"). The offering was underwritten by Anderson & Strudwick, Incorporated. The underwriters were granted an option to purchase up to an additional 180,000 shares of Series A Convertible Preferred Stock from the Company to cover over-allotments. The underwriters were also issued a warrant to purchase 120,000 shares of the Series A Convertible Preferred Stock. Net proceeds from the Offering amounted to approximately $10.89 million. The public price per share for the offering was $10.00. The shares of Series A Convertible Preferred Stock are listed on the American Stock Exchange under the symbol JVI.PR.

The shares of Series A Convertible Preferred Stock are convertible into common stock at a conversion rate of $2.50 per share. The Company will use the net proceeds for working capital and expansion of the business and payment of certain debt as discussed below.

On May 19, 2006, the Company entered into an amendment to the Securities Purchase Agreement, pursuant to which it extended the initial payment due date of its outstanding Debenture and issued to the holder thereof an additional warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $3.10 per share. On such date, the Company used $1,823,000 of the proceeds of the Offering to repay in full the interest and principal under the terms of the Debenture.

On May 19, 2006, as a result of the Offering, Wells Fargo Foothill, Inc. agreed to reduce the interest rate on the Company's Velocity subsidiary's senior credit facility from 2.50% to 1.50% above the prime rate of Wells Fargo Bank, N.A. immediately and increase the advance rate on the senior credit facility to 75.0% of the outstanding purchase price of individual pools of unsecured consumer receivables, effective June 1, 2006.

Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this prospectus.

Restatement

         We have previously restated the consolidated financial statements for the year ended December 31, 2004. The restatement consisted of an adjustment to include a loss on debt extinguishment recorded in the third quarter of 2004 to comply with APB 26, "Early Extinguishment of Debt." The restatement had no impact on net cash used in operating activities in the statement of cash flows for the year ended December 31, 2004.

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

         As a result of the prior 2004 year restatement, we have adjusted the beginning balances for both additional paid in capital and retained earnings (deficit). The effect of this adjustment was an increase in additional paid in capital of $2,859,307 and a decrease to retained earnings (deficit) of ($2,859,307). The restatement had no impact on our net income, earnings per share, cash position and revenue for the year ended December 31, 2005.

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

         We establish valuation allowances for all acquired consumer receivable portfolios subject to Statement of Position 03-03 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the loans. At March 31, 2006, we had no valuation allowance on our consumer receivables. Prior to January 1, 2005, if estimated future cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance.

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

Results of Operations

         Total Revenue

         Comparison of the 2006 First Quarter to the 2005 First Quarter

         Total revenues for the three month period ended March 31, 2006 (the "2006 First Quarter") were $1,856,155 as compared to $1,775,591 during the three month period ended March 31, 2005 (the "2005 First Quarter"), representing a 4.5% increase. The increase in revenues was primarily attributable to a significant increase in collections on consumer receivables at our Velocity Investments subsidiary that was partially offset by a decrease in revenues from the sale of real property at our J. Holder subsidiary. Revenues from the sale of real property, the collection of consumer receivables and the collection of taxes and interest derived from tax lien certificates owned by the Company represented approximately 20.0%, 78.4% and 1.6%, respectively, during the 2006 First Quarter as compared to 68.5%, 28.1%, and 3.4% during the 2005 First Quarter. Management does not believe that the mix of revenues on a comparative basis is necessarily indicative of any trend but is more related to factors beyond the Company's control, such as maturity dates, court decisions and other similar events that affect the timing of revenue recognition.

         Total Operating Expenses

         Comparison of the 2006 First Quarter to the 2005 First Quarter

         Total operating expenses for the 2006 First Quarter were $1,442,833 as compared to $1,598,544 during the 2005 First Quarter, representing a 9.7% decrease. The decrease in total operating expenses was primarily attributable to a decrease in the cost of real property at our J. Holder subsidiary that was partially offset by increased professional fees incurred as a result of the Company's registration obligations as a reporting issuer and the expansion of operations at our Velocity Investments' subsidiary. General and administrative expenses increased in the 2005 First Quarter as a result of our increasing collection fees and lien searches for Velocity Investments and an increase in payroll expense.

         Other Income (Expense)

         Comparison of the 2006 First Quarter to the 2005 First Quarter

         Interest expense in the 2006 First Quarter was $320,564 as compared to $8,103 in the 2005 First Quarter. The increase in interest expense was primarily attributable to increases in short term borrowings, specifically with respect to a single residential property owned by our J. Holder subsidiary.

         Net Income (Loss)

         Comparison of the 2006 First Quarter to the 2005 First Quarter

         Net income for the 2006 First Quarter was $69,337 as compared to net income for the 2005 First Quarter of $64,902, a 6.8% increase. The increase in net income is primarily attributable to an increase in revenue from operations at Velocity Investments, our consumer receivables subsidiary.

Liquidity and Capital Resources

         At March 31, 2006, the Company had approximately $79,767 in cash and cash equivalents and trade accounts payable in the amount of $525,221. Management believes that the revenues expected to be generated from operations, the Company's line of credit and the proceeds of the convertible preferred stock offering discussed below, will be sufficient to finance operations for the foreseeable future.

         In order to expand operations by, among other things, purchasing additional portfolios of distressed receivables, we have been seeking to raise additional capital by way of the sale of equity securities, debt instruments and obtaining a bank line of credit. From October 2004 through January 3, 2005, we raised an aggregate of $3,363,529.50 (approximately $3,200,000 after deducting expenses and commissions associated with the sale) of additional equity capital by the sale of 2,242,353 units of its securities in private placement. Each unit is comprised of one share of our common stock and a warrant to purchase one-fifth of a share of our common stock for $2.50 per share exercisable for a period of five years.

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

         Simultaneous with the Loan and Security Agreement, the following agreements were also entered into with Wells Fargo Foothill: a Continuing Guaranty, in which we unconditionally and irrevocably guaranteed Velocity Investments' obligations under the Loan and Security Agreement; a Security and Pledge Agreement, in which we pledged all of our assets to secure the credit facility, including, but not limited to, all of our stock ownership of J. Holder and all our membership interests in Velocity Investments and VOM; and a Subordination Agreement, in which all sums owing to us by Velocity Investments as an intercompany payable for advances or loans made or property transferred to Velocity Investments will be subordinated to the credit facility to the extend that such sums, when added to Velocity Investment's membership interest in the parent does not exceed $3,250,000. In addition, three of our executive officers, John C. Kleinert, W. Peter Ragan, Sr. and W. Peter Ragan, Jr., provided joint and several limited guarantees of Velocity Investment's obligations under the Loan and Security Agreement.

         On February 27, 2006, Velocity Investments entered into a First Amendment to the Loan and Security Agreement, pursuant to which, Wells Fargo Foothill extended the credit facility until January 27, 2009 and agreed to increase the advance rate under the senior credit facility to 67.5% (up from 60%) of the purchase price of individual pools of unsecured consumer receivables that are approved by the lender. As a result of the Series A Offering (hereinafter defined) discussed below, Wells Fargo has agreed to further increase the advance rate to 75% effective June 1, 2006. Under the First Amendment to the Loan and Security Agreement, Wells Fargo Foothill also agreed to reduce the interest rate on the loan from 3.50% above the prime rate of Wells Fargo Bank, N.A. to 2.50% above such prime rate. In addition, the amortization schedule for each portfolio has been extended from twenty-four to thirty months. Wells Fargo Foothill also agreed to reduce the personal limited guarantees from $1,000,000 to $500,000. On May 19, 2006, as a result of the Series A Offering, Wells Fargo Foothill agreed to further reduce the interest rate on the loan to 1.50% above the prime rate of Wells Fargo Bank, N.A.

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

         On April 15, 2005, we sold three promissory notes in the principal amount of $100,000, $150,000 and $100,000 each to three accredited investors in a private placement. Each of the notes bears interest at the rate of 7% per annum and interest is payable in quarterly installments commencing June 30, 2005. The entire principal of each note is payable on April 15, 2007.

         On October 5, 2005, we sold two promissory notes in the principal amount of $60,000 and $70,000, each to a related party entity. Each of the notes bears interest at the rate of 7% per annum and principal and accrued interest is payable on October 5, 2006.

         On October 27, 2005, we and our wholly owned subsidiary, J. Holder, Inc., entered into a Securities Purchase Agreement with an institutional investor relating to a sale of 10% Secured Convertible Debenture, due April 27, 2007, in the aggregate principal amount of $1.8 million, and an associated common stock purchase warrant to purchase 200,000 shares of our common stock at an exercise price of $3.10 per share (the "Debenture Placement"). Proceeds from the financing ($1,780,000) have been used primarily for working capital purposes including, but not limited to, the purchase of distressed real property interests and distressed consumer receivable portfolios. We entered into an amendment to the Securities Purchase Agreement, dated April 1, 2006, pursuant to which the initial payment due date of the Convertible Debenture was extended and we issued an additional warrant to purchase 50,000 shares of our common stock at an exercise price of $3.10 per share. Copies of the Amendment to Securities Purchase Agreement, the Amended Convertible Debenture and the Warrant to purchase 50,000 shares of common stock are attached as exhibits to this Form 10-QSB.

         On May 18, 2006, we consummated a public offering of 1,200,000 shares of Series A Convertible Preferred Stock resulting in gross proceeds of $12,000,000 to us (the "Series A Offering"). The Series A Offering was underwritten by Anderson & Strudwick, Incorporated. The underwriters were granted an option to purchase up to an additional 180,000 shares of Series A Convertible Preferred Stock from us to cover over-allotments. The underwriters were also issued a warrant to purchase 120,000 shares of the Series A Convertible Preferred Stock at an exercise price of $12.00 per share. Net proceeds from the Series A Offering amounted to approximately $10,890,000. The public price per share for the Series A Offering was $10.00. The shares of Series A Convertible Preferred Stock are listed on the American Stock Exchange under the symbol JVI.PR. The shares of Series A Convertible Preferred Stock are convertible into common stock at a conversion rate of $2.50 per share. The Series A Convertible Preferred Stock bears dividends at the rate of 10% per annum, and the initial dividend date is June 30, 2006. On May 19, 2006, we used $1,823,000 of the proceeds to repay in full the interest and principal under the Debenture Placement. We will use the remainder of the proceeds for working capital and expansion of the business.

Trends

         As a result of our line of credit, we anticipate that we will incur significant increases in interest expense offset, over time, by expected increased revenues from consumer receivable portfolios purchased utilizing funds under such line of credit. No assurance can be given that the expected revenues from such purchased portfolios will exceed the additional interest expense. We believe that our available borrowing capacity and net cash provided by operations will be adequate to fund the payment of dividends with respect to the Series A Convertible Preferred Stock. We are not presently aware of any other known trends that may have a material impact on its revenues. We do not believe that the recent increases in interest rates, and the anticipated continuing gradual increases in interest rates, has had or will have a material adverse affect upon our business.

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

         (b) Changes in Internal Controls.
             ----------------------------

         None.

                                     PART II
                                OTHER INFORMATION

Item 1   Legal Proceedings

         None.

Item 2   Unregistered Sales of Securities and Use of Proceeds

         None.

Item 3   Defaults Upon Senior Securities

         None.

Item 4   Submission of Matters to a Vote of Security Holders

         None.

Item 5   Other Information

         None.

Item 6   Exhibits and Reports on Form 8-K

(a)      Exhibits

         1.1      Form of Underwriting Agreement (1)
         1.2      Amendment to Underwriting Agreement dated May 18, 2006*
         3.1      Certificate of Designation of Convertible Preferred Stock (2)
         4.1 Form of Warrant to Purchase Shares of Series A Convertible Preferred Stock issued to Anderson & Strudwick, Incorporated(1)
         4.2      Warrant to Purchase Shares of Common Stock dated as of April
                  1, 2006*
         4.3      Amended Convertible Debenture dated as of April 1, 2006*
         10.1 Amendment to Securities Purchase Agreement dated as of April 1, 2006*
         31.1     Certification of Principal Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002
         31.2     Certification of Principal Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
         32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

         * Filed herewith

(1) Incorporated by reference to Registrant's Amendment No. 1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on April 18, 2006.

(2) Incorporated by reference to Registrant's Amendment No. 3 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 12, 2006.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       VELOCITY ASSET MANAGEMENT, INC.

Dated:  May 22, 2006                   By: /s/ JOHN C. KLEINERT
                                           -------------------------------------
                                           John C. Kleinert
                                           Chief Executive Officer and President