Form 10QSB
period 2006-06-30
VELOCITY ASSET MANAGEMENT INC
filed 2006-08-21
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the six months ended June 30, 2006

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

                                 (201) 760-6306
                (Issuer's Telephone Number, Including Area Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Issuer had 15,972,321 shares of common stock issued and outstanding as of June 30, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         VELOCITY ASSET MANAGEMENT, INC.

                                   FORM 10-QSB
                     For the Six Months Ended June 30, 2006

                                      Index
                                                                            Page
                                                                          Number
PART I     FINANCIAL INFORMATION

Item 1     Condensed Consolidated Balance Sheets as at December 31,
           2005 and June 30, 2006 (unaudited for June 30, 2006 period)        3

           Condensed Consolidated Statements of Income for the three
           and six month periods ended June 30, 2006 and 2005 (unaudited)     5

           Condensed Consolidated Statements of Stockholders' Equity
           for the six months ended June 30, 2006 (unaudited)                 6

           Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 2006 and 2005 (unaudited)                7

           Notes to Condensed Consolidated Financial Statements               8

Item 2     Management's Discussion and Analysis or Plan of Operation         20

Item 3     Controls and Procedures                                           27

PART II
Item 1     Legal Proceedings                                                 28
Item 2     Unregistered Sales of Equity Securities and Use of Proceeds       28
Item 3     Defaults Upon Senior Securities                                   28
Item 4     Submission of Matters to a Vote of Security Holders               28
Item 5     Other Information                                                 28
Item 6     Exhibits                                                          28
Signatures                                                                   29
Certifications                                                               30

                                     PART I
                              FINANCIAL INFORMATION

Item 1     Financial Statements


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                            June 30,     December 31,
                                                              2006           2005
                                                          ------------   ------------
                      ASSETS
Cash and Cash Equivalents                                 $  9,375,478   $     90,624
Accounts Receivable                                              6,119         30,000
Properties Held for Sale                                     6,215,897      6,439,240
Deposits on Properties                                              --        241,000
Tax Certificates Held and Accrued Interest Receivable          460,800        538,926
Consumer Receivables                                        23,740,758     17,758,661
Other Current Assets                                            72,133         14,924
Property and Equipment, net of accumulated depreciation         73,850         87,222
Deferred Income Tax Asset                                      155,800        178,000
Security Deposit                                                26,500         87,500
Other Assets                                                   195,495        108,333
                                                          ------------   ------------

     Total Assets                                         $ 40,322,830   $ 25,574,430
                                                          ============   ============

         See accompanying notes to the unaudited condensed consolidated financial statements.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                    June 30,      December 31,
                                                                      2006            2005
                                                                  ------------    ------------
            LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Expenses                             $    711,091    $    447,971
Estimated Court and Media Costs                                      4,015,775       3,799,646
Line of Credit                                                       9,882,467       6,094,462
Notes Payable from Related Parties                                   2,430,000       2,430,000
Notes Payable and Mortgage                                           2,250,000       2,400,000
Convertible Secured Debenture                                               --       1,800,000
Income Taxes Payable                                                    52,897         133,132
Deferred Income Tax Liability                                           24,100          30,200
                                                                  ------------    ------------

   Total Liabilities                                                19,366,330      17,135,411
                                                                  ------------    ------------

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 40,000,000 shares Authorized,
   15,972,321 and 15,972,321 shares Issued and Outstanding,
   respectively                                                         15,972          15,972
Series A 10% Convertible Preferred Stock, $0.001 par value,
   1,500,000 shares authorized, 1,380,000 and -0- shares issued
   and outstanding (liquidation preference of $13,800,000)               1,380              --
Additional Paid-in-Capital                                          23,245,738      10,838,651
Accumulated Deficit                                                 (2,306,590)     (2,415,604)
                                                                  ------------    ------------

Total Stockholders' Equity                                          20,956,500       8,439,019
                                                                  ------------    ------------

   Total Liabilities and Stockholders' Equity                     $ 40,322,830    $ 25,574,430
                                                                  ============    ============

         See accompanying notes to the unaudited condensed consolidated financial statements.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       For the Three Months Ended       For the Six Months Ended
                                                                June 30                         June 30
                                                      ----------------------------    ----------------------------
                                                          2006            2005            2006            2005
                                                      ------------    ------------    ------------    ------------
REVENUES
  Sale of Real Property                               $    232,254    $    832,449    $    603,566    $  2,048,927
  Income Recognized on Consumer Receivables              1,841,730         750,392       3,296,377       1,249,247
  Interest Income - Tax Certificates Held and Other         63,306         110,719          93,502         170,977
                                                      ------------    ------------    ------------    ------------

    Total Revenues                                       2,137,290       1,693,560       3,993,445       3,469,151
                                                      ------------    ------------    ------------    ------------

OPERATING EXPENSES
  Cost of Real Property                                     19,522         738,336         320,676       1,729,532
  Professional Fees                                        884,927         390,309       1,628,922         746,558
  General and Administrative Expenses                      521,103         226,166         918,787         477,276
                                                      ------------    ------------    ------------    ------------

    Total Operating Expenses                             1,425,552       1,354,811       2,868,385       2,953,366
                                                      ------------    ------------    ------------    ------------

    Income from Operations                                 711,738         338,749       1,125,060         515,785
                                                      ------------    ------------    ------------    ------------

OTHER EXPENSE
  Interest Expense                                        (311,021)        (99,451)       (631,585)       (107,554)
                                                      ------------    ------------    ------------    ------------

    Total Other Expense                                   (311,021)        (99,451)       (631,585)       (107,554)
                                                      ------------    ------------    ------------    ------------

Income Before Provision For Income Taxes                   400,717         239,298         493,475         408,231

Provision for Income Taxes                                 200,035          63,581         223,456         167,612
                                                      ------------    ------------    ------------    ------------

Net Income                                            $    200,682    $    175,717    $    270,019    $    240,619
                                                      ============    ============    ============    ============

Weighted Average Common Shares - Basic                  15,972,321      15,972,698      15,972,321      15,923,994
                                                      ============    ============    ============    ============

Net Income per Common Share - Basic                   $       0.01    $       0.01    $       0.02    $       0.02
                                                      ============    ============    ============    ============

Weighted Average Common Shares - Diluted                19,742,873      17,755,041      18,793,249      17,809,589
                                                      ============    ============    ============    ============

Net Income per Common Share - Diluted                 $       0.01    $       0.01    $       0.02    $       0.01
                                                      ============    ============    ============    ============

         See accompanying notes to the unaudited condensed consolidated financial statements.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS TELE-OPTICS, INC.)

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 2006
                                   (UNAUDITED)


                                          Preferred Stock             Common Stock
                                     ------------------------- --------------------------  Additional                      Total
                                       Number of                 Number of                  Paid-in-      Accumulated  Stockholders'
                                        Shares     Par Value      Shares      Par Value      Capital        Deficit       Equity
                                     ------------ ------------ ------------  ------------  ------------  ------------  ------------
BALANCES, December 31, 2005                    -- $         --   15,972,321  $     15,972  $ 10,838,651  $ (2,415,604) $  8,439,019

Preferred stock offering of
1,200,000 shares of Series A 10%
convertible preferred stock             1,200,000        1,200           --            --    11,998,800            --    12,000,000

Preferred stock sale to underwriter
in the amount of 180,000 shares of
Series A 10% convertible preferred
stock                                     180,000          180           --            --     1,799,820            --     1,800,000

Commissions and expenses related to
preferred stock offering                       --           --           --            --    (1,404,000)           --    (1,404,000)

Issuance of warrants pursuant to
preferred stock offering                       --           --           --            --           120            --           120

Dividends paid on preferred stock              --           --           --            --            --      (161,005)     (161,005)

Issuance of warrants pursuant to
secured debenture                              --           --           --            --        12,347            --        12,347

Net Income                                     --           --           --            --            --       270,019       270,019
                                     ------------ ------------ ------------  ------------  ------------  ------------  ------------

BALANCES, June 30, 2006                 1,380,000 $      1,380   15,972,321  $     15,972  $ 23,245,738  $ (2,306,590) $ 20,956,500
                                     ============ ============ ============  ============  ============  ============  ============

         See accompanying notes to the unaudited condensed consolidated financial statements.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 For the Six Months Ended
                                                                                          June 30,
                                                                               ----------------------------
                                                                                   2006            2005
                                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                   $    270,019    $    240,619

Adjustments to reconcile net income to net cash used by Operating Activities
  Depreciation                                                                       15,589          23,915
  Non Cash Expenses                                                                  12,347              --
  Deferred Income Tax Benefit                                                        16,100          47,700
  (Increase) Decrease in:
     Accounts Receivable                                                             23,881         734,027
     Properties Held for Sale                                                       223,343      (3,351,574)
     Deposits on Properties                                                         241,000          54,615
     Tax Certificates Held and Accrued Interest Receivable                           78,126          85,486
     Consumer Receivables                                                        (5,982,097)     (6,047,813)
     Other Current Assets                                                           (57,209)        (44,776)
     Security Deposit                                                                61,000              --
     Other Assets                                                                   (87,162)       (212,500)
  Increase (Decrease) in:
     Accounts Payable and Accrued Expenses                                          263,120         112,597
     Estimated Court and Media Costs                                                216,129       1,345,366
     Income Taxes Payable                                                           (80,235)        (32,287)
                                                                               ------------    ------------
        Net Cash Used by Operating Activities                                    (4,786,049)     (7,044,625)
                                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Property and Equipment                                              (2,217)        (32,323)
                                                                               ------------    ------------
       Net Cash Used by Investing Activities                                         (2,217)        (32,323)
                                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Borrowings                                                        4,375,801       6,792,450
  Repayments of Borrowings                                                       (2,537,796)       (236,385)
  Proceeds Received from Stock and Warrants Sales and Offerings                  13,800,120         200,024
  Commissions and Related Expenses Paid on Stock Offering                        (1,404,000)       (135,262)
  Payment of Dividends                                                             (161,005)             --
                                                                               ------------    ------------
     Net Cash Provided from Financing Activities                                 14,073,120       6,620,827
                                                                               ------------    ------------

Net Increase (Decrease) in Cash and Cash Equivalents                              9,284,854        (456,121)

Cash and Cash Equivalents, Beginning of Period                                       90,624       1,423,123
                                                                               ------------    ------------

Cash and Cash Equivalents, End of Period                                       $  9,375,478    $    967,002
                                                                               ============    ============

Supplemental Disclosure of Cash Flow Information
   Cash Paid For Interest                                                      $    441,546    $     81,380
   Cash Paid For Taxes                                                              319,534         152,199

         See accompanying notes to the unaudited condensed consolidated financial statements.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES

The condensed consolidated financial statements of Velocity Asset Management, Inc. ("VAMI") and its subsidiaries, Velocity Investments, LLC ("Velocity"), J. Holder, Inc. ("J. Holder"), VOM, LLC, ("VOM"), TLOP Acquisition Company, LLC ("TLOP") and SH Sales, Inc. ("SH") (the "Subsidiaries", and together with Velocity Asset Management, Inc., the "Company") included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the operating results that may be achieved for the full year.

Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2005.

The Company has one continuing industry segment - the acquisition, management, collection, and servicing of distressed consumer assets.


Properties Held for Sale
------------------------

Properties held for sale consist of real property purchased by the Company for resale and are carried at the lower of cost or market value. This includes the cost to purchase the property and repairs or other costs required to present the property ready for resale. The Company recognizes income and related expenses from the sale of real property at the date the sale closes.

Tax Certificates Held
---------------------

The Company records its New Jersey municipal tax liens at cost. Interest income is recognized using the effective interest method ("interest method").

Consumer Receivables
--------------------

The Company purchases consumer receivable portfolios at a substantial discount from their face amount due to a deterioration of credit quality between the time of origination and the Company's acquisition of the portfolios. Income is recognized using either the interest method or cost recovery method. Upon acquisition, the Company reviews each consumer receivable portfolio to determine whether each such portfolio is to be accounted for individually or whether such portfolio will be assembled into static pools of consumer receivable portfolios based on common risk characteristics. Once the static portfolio pools are created, management estimates the future anticipated cash flows for each pool. If management can reasonably estimate the expected timing and amount of future cash flows the interest method is applied. However, if the expected future cash flows cannot be reasonably estimated, the Company uses the cost recovery method.

Prior to January 1, 2005, the Company accounted for its investment in consumer receivables portfolios using the interest method under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans ("PB-6")." Effective January 1, 2005, the Company adopted and began to account for its investment in consumer receivable portfolios using the interest rate method under the guidance of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 03-3, "Accounting for Loans or Certain

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES (Continued)

Securities Acquired in a Transfer." SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows are recognized prospectively through adjustment of the internal rate of return ("IRR") while decreases in expected cash flows are recognized as impairment.

Under both the guidance of SOP 03-3 and PB-6, as amended, when expected cash flows are higher than prior projections, the increase in expected cash flows results in an increase in the IRR and therefore, the effect of the cash flow increase is recognized as increased revenue prospectively over the remaining life of the affected pool. However, when expected cash flows are lower than prior projections, SOP 03-3 requires that the expected decrease be recognized as impairment by decreasing the carrying value of the affected pool (rather than lowering the IRR) so that the pool will amortize over its expected life using the original IRR. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received.

Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At June 30, 2006, the Company had no consumer receivable portfolios accounted for under the cost recovery method.

The Company establishes valuation allowances for all acquired loans subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the receivables. At June 30, 2006, the Company had no valuation allowance on its receivables. Prior to January 1, 2005, in the event that estimated future cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance.

Income Taxes
------------

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") Opinion No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Stock Based Compensation
------------------------

The Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated financial statements. SFAS No. 123R requires additional disclosures relating to the income tax and

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES (Continued)

cash flow effects resulting from share-based payments. The Company has adopted the modified prospective application method of SFAS No.123R, effective January 1, 2006, and the adoption of SFAS No. 123R has an immaterial impact on its consolidated results of operations and earnings per share.

Additionally, regarding the treatment of non-employee stock based compensation, the Company follows the guidance of the Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

Change in Accounting Policy
---------------------------

Effective for the period ended June 30, 2006, the Company has elected to present its balance sheets on an unclassified basis to better comform to industry practice. The balance sheet for December 31, 2005 has been reclassified for comparative purposes in order to conform to the presentation in the current financial statement.

New Accounting Pronouncements
-----------------------------

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes- an interpretation of FASB No. 109" ("FIN 48"), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings or accumulated deficit. The Company is currently evaluating that impact of adopting FIN 48 on the consolidated financial statements.


NOTE 2 - INVESTMENTS

Properties Held for Sale
------------------------

Properties held for sale consist of the following:

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)


                                                      June 30,      December 31,
                                                        2006            2005
                                                    ------------    ------------
Property Inventory                                  $  6,196,200    $  6,024,038
Assignments and Judgments                                 19,697         415,202
                                                    ------------    ------------

   Total                                            $  6,215,897    $  6,439,240
                                                    ============    ============


Tax Certificates Held
---------------------

Municipal tax liens consist of the following:

                                                      June 30,      December 31,
                                                        2006            2005
                                                    ------------    ------------
Tax Lien Certificates                               $    248,698    $    302,228
Accrued Interest                                         212,102         236,698
                                                    ------------    ------------

   Total                                            $    460,800    $    538,926
                                                    ============    ============

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)


NOTE 3 - CONSUMER RECEIVABLES

As of June 30, 2006 and December 31, 2005, the Company had $23,740,758 and $17,758,661, respectively, of consumer receivable portfolios. Changes in the consumer receivable portfolios for the six months ended at June 30, 2006 and for the year ended December 31, 2005 were as follows:

                                                          June 30,      December 31,
                                                            2006            2005
                                                        ------------    ------------
   Balance, Beginning of Period                         $ 17,758,661    $  3,237,852
   Acquisitions and Related Capitalized Costs,
     net of Returns                                        7,840,816      16,291,794


   Cash Collections                                       (5,155,096)     (5,404,930)
   Accreted Income Recognized on Consumer
   Receivables Portfolio                                   3,296,377       3,633,945
                                                        ------------    ------------
   Cash Collections Applied to Principal
   Balance                                                (1,858,719)     (1,770,985)
                                                        ------------    ------------

   Balance, End of Period                               $ 23,740,758    $ 17,758,661
                                                        ============    ============


As of June 30, 2006, the Company had $23,740,758 in consumer receivables. Based upon management's current estimation of future cash collections, principal reductions will be as follows:


   June 30, 2007                                                  $  3,677,296
   June 30, 2008                                                     5,032,275
   June 30, 2009                                                     6,183,437
   June 30, 2010                                                     6,804,047
   June 30, 2011                                                     2,043,703
                                                                  ------------

     Total                                                        $ 23,740,758
                                                                  ============


The accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated cash flows as of June 30, 2006 and 2005, respectively. Changes in the accretable yield are as follows:


                                               Six Months        Six Months
                                                  Ended            Ended
                                              June 30, 2006    June 30, 2005
                                              -------------    -------------
   Balance, Beginning of Period               $  14,560,070    $   2,879,823
   Accreted Income Recognized on
      Consumer Receivable Portfolios             (1,841,729)      (1,249,247)
   Additions                                      8,962,375        7,038,296
                                              -------------    -------------

   Balance, End of Period                     $  21,680,716    $   8,668,872
                                              =============    =============

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)


NOTE 4 - LINE OF CREDIT

On January 27, 2005 (the "Closing Date"), Velocity entered into a Loan and Security Agreement (the "Loan Agreement") with Wells Fargo Foothill, Inc., a California corporation (the "Lender"), pursuant to which the Lender agreed to provide Velocity with a $12,500,000 credit facility to finance the acquisition of individual pools of unsecured consumer receivables that are approved by the Lender under specific eligibility criteria set forth in the Loan Agreement.

On the Closing Date, the following agreements were also entered into with the
Lender: a Continuing Guaranty, under which the Company provides a secure guaranty of Velocity's obligations under the Loan Agreement; a Security and Pledge Agreement, by and among the Company and the Lender, under which the Company pledged all of the Company's assets to secure the credit facility; and a Subordination Agreement, by and among the Company and the Lender.

Pursuant to the Loan Agreement, the Lender has agreed to advance to Velocity up to $12,500,000 to be used to finance up to 60% of the purchase price of individual pools of unsecured consumer receivables that are approved by the Lender under specific eligibility criteria set forth in the Loan Agreement. The interest rate on the loan is 3.50% above the prime rate of Wells Fargo Bank, N.A. Amounts borrowed under the credit facility had been due and payable ratably over a twenty-four month period.

On February 27, 2006, Velocity entered into a First Amendment to the Loan Agreement with the Lender, pursuant to which the Lender agreed to amend the Loan Agreement dated January 27, 2005. Pursuant to the Amended and Restated Loan Agreement, the Lender extended the Credit Facility until January 27, 2009 and agreed to increase the advance rate under the credit facility to 67.5% of the purchase price of individual pools of unsecured consumer receivables that are approved by the Lender. The Lender also agreed to reduce the interest rate on the loan from 3.50% above the prime rate of Wells Fargo Bank, N.A. to 2.50% above such prime rate. In addition, repayment terms under the credit facility were extended to thirty months.

On May 19, 2006, as a result of the Series A 10% Convertible Preferred Stock Offering (the "offering") discussed in Note 11 - STOCK OFFERING, the Lender agreed to reduce the interest rate on Velocity's credit facility from 2.50% to 1.50% above the prime rate of Wells Fargo Bank, N.A. immediately and increase the advance rate on the credit facility to 75.0% effective June 1, 2006.

As of June 30, 2006 and December 31, 2005, the Company had $9,882,467 and $6,094,462 outstanding on the line.

NOTE 5 - NOTES PAYABLE AND MORTGAGE

On April 15, 2005, the Company issued three promissory notes in the principal amounts of $100,000, $150,000 and $100,000 to accredited investors in a private placement. Each of the notes bears interest at the rate of 7% per annum and interest is payable in quarterly installments commencing September 30, 2005. The entire principal for each note is due and payable on April 15, 2006 unless the holder thereof provides written notice 90 days prior to April 15, 2006 that it elects to extend the note, in which event, the entire principal amount is due and payable on April 15, 2007. On May 14, 2006 the $150,000 promissory note was redeemed at the Company's option. As of June 30, 2006, the remaining notes in the amount of $200,000 were held by a related party to the president and CEO. These notes are due and payable on April 15, 2007.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)


NOTE 5 - NOTES PAYABLE AND MORTGAGE (Continued)

On October 5, 2005, the Company issued a promissory note in the principal amount of $60,000 to Ragan & Ragan, PC, a related entity, in a private placement (See
Note 7 - RELATED PARTY TRANSACTIONS). The note bears interest at the rate of 7% per annum. The entire principal and accrued interest of the note is due and payable on October 5, 2006 unless the holder thereof provides written notice 30 days prior to October 5, 2006 that it elects to extend its note, in which event, the entire principal amount is due and payable on October 5, 2007.

On October 5, 2005, the Company issued a promissory note in the principal amount of $70,000 to an accredited investor in a private placement. The note bears interest at the rate of 7% per annum. The entire principal and accrued interest of the note is due and payable on October 5, 2006 unless the holder thereof provides written notice to the Company 30 days prior to October 5, 2006 that it elects to extend its note, in which event, the entire principal amount is due and payable on October 5, 2007.

On January 13, 2006, and February 10, 2006, the Company issued two promissory notes in the respective principal amounts of $100,000 and $50,000 to an accredited investor in a private placement. Each of the notes bears interest at the rate of 10% per annum. The entire principal and accrued interest of each note is due and payable on January 13, 2007 and February 10, 2007, respectively, unless the holder thereof provides written notice to the Company 30 days prior to its maturity date that it elects to extend the note, in which event the entire principal amount is due and payable on January 13, 2008 and February 10, 2008, respectively. These notes were redeemed at the Company's option on May 26, 2006.

On June 2, 2005, J. Holder acquired a residential property in Melbourne, Florida (the "Melbourne Property"). The property was purchased for $3.25 million from Detroit-based Comerica Bank, which had acquired the property through a foreclosure. Acquisition financing of $3,350,000 was provided to J. Holder by a group of investors ("Investor Group"). Of the $3,350,000 in acquisition financing provided by the investor group, $1,270,000 was provided by Dr. Michael Kelly and Mr. David Granatell, who subsequently became members of the board of directors. Additionally, Mr. Robert Kleinert and Ms. Cornelia Yoke, a related party of the President and CEO of the Company provided an additional $900,000 of financing in connection with the Melbourne Property. The acquisition financing in the amount of $3,350,000 and the subsequent financing in the amount of $900,000 are due and payable upon the sale of the Melbourne Property.

On September 21, 2005, J. Holder entered into a $1,000,000 mortgage and security agreement, the proceeds of which were utilized to renovate the Melbourne Property. Renovations on the property were approximately $1,000,000. As of June 30, 2006, all major renovations had been completed. All principal accrues interest at a fixed annual rate of 12.0% per annum. J. Holder is required to make monthly interest only payments of $10,000 until October 21, 2007 at which time all principal, accrued interest and other charges are due and payable.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)


Interest expense for the three month periods ended June 30, 2006 and 2005 was $311,021 and $99,451, respectively. Interest expense for the six month periods ended June 30, 2006 and 2005 was $631,585 and $107,554, respectively.

NOTE 6 - EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares outstanding during each period, plus the incremental shares outstanding assuming the conversion of preferred shares and convertible debt to common shares and the exercise of dilutive stock options.

The following table sets forth the computation of basic and diluted earnings per share:

                                          Three months ended              Six months ended
                                               June 30,                       June 30,
                                      ----------------------------   ----------------------------
                                          2006            2005           2006            2005
                                      ------------    ------------   ------------    ------------
Numerator:
     Net income                       $    200,682    $    175,717   $    270,019    $    240,619

     Preferred dividend                   (161,005)             --       (161,005)             --
                                      ------------    ------------   ------------    ------------
     Net income attributable to
     common shareholders - Basic            39,677         175,717        109,014         240,619

     Preferred dividend                    161,005              --        161,005              --
     Interest expense related to
     convertible debenture, net
     of taxes                               14,950              --         44,200              --
                                      ------------    ------------   ------------    ------------
     Net income attributable to
     common shareholders -
     Diluted                          $    215,632    $    175,717   $    314,219    $    240,619
                                      ============    ============   ============    ============

Denominator:

     Weighted average shares -
     Basic                              15,972,321      15,927,698     15,972,321      15,923,994
     Effect of dilutive instruments:

     Convertible preferred stock         1,941,099              --        970,549              --

     Stock options                       1,445,599       1,827,343      1,433,452       1,885,595

     Convertible secured debenture         383,854              --        416,927              --
                                      ------------    ------------   ------------    ------------

     Weighted average shares -
     Diluted                            19,742,873      17,755,041     18,793,249      17,809,589
                                      ============    ============   ============    ============

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)


NOTE 7 - RELATED PARTY TRANSACTIONS

The Company engages Ragan & Ragan, PC, an entity owned by Messrs. Ragan & Ragan, to pursue legal collection of its receivable portfolios with respect to obligors and properties located in the State of New Jersey. The fee arrangements between each of the Company's subsidiaries and Ragan & Ragan, P.C., each dated as of January 1, 2005, have been reviewed and approved by all the members of a committee appointed by the Board of Directors other than Mr. Ragan, Sr. who abstained. John C. Kleinert and James J. Mastriani comprised the committee.


The professional fees paid to Ragan and Ragan, P.C. were as follows:


                                                    Six Months      Six Months
                                                       Ended           Ended
                                                   June 30, 2006   June 30, 2005
                                                   -------------   -------------

Professional Services Paid to Ragan & Ragan, PC    $     665,790   $     491,751
                                                   =============   =============


On October 5, 2005, the Company issued a promissory note in the principal amount of $60,000 to Ragan & Ragan, P.C.

Interest paid to related parties for the three months ended June 30, 2006 and 2005 was $51,367 and $16,852. Interest paid to related parties for the six months ended June 30, 2006 and 2005 was $109,117 and $16,852. (See Note 5 - NOTES PAYABLE AND MORTGAGE for disclosure of all related party debt transactions).

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)

NOTE 8 - OUTSTANDING WARRANTS AND OPTIONS

At June 30, 2006, the Company had outstanding warrants to purchase 4,126,660 shares of its common stock at prices ranging from $1.04 to $3.10 per share. The first warrants (3,199,500 shares of common stock, as adjusted for the 13:1 reverse stock split) were granted pursuant to the Merger Agreement effective February 3, 2004 and expire after a period of five years. The second warrants (677,160 shares of common stock) were granted pursuant to a private offering as compensation for services rendered and expire on March 31, 2009. The remaining warrant to purchase (200,000 shares of common stock) was granted in connection with the October 2005 convertible debt financing and has an expiration date of October 10, 2010. On May 19, 2006, the Company entered into an amendment to the Securities Purchase Agreement, effective April 1, 2006 for the October 2005 convertible debt financing, pursuant to which it extended the initial payment due date of its outstanding Convertible Secured Debenture ("Debenture") and issued to the holder thereof an additional warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $3.10 per share. The warrants became effective as of April 1, 2006.

At June 30, 2006, the Company had an option outstanding to an independent consultant in exchange for services rendered for 250,000 shares of common stock at an exercise price per share of $2.50.

NOTE 9 - STOCK BASED CONSIDERATION TO NON-EMPLOYEES

On September 1, 2005, the Company entered into an Independent Consulting Agreement (the "Agreement") with Lomond International, Inc., an unrelated corporation (the "Consultant"), pursuant to which the Consultant agreed to provide certain specified business advisory services for a period of one year. As compensation for such services, the Company agreed to sell to the Consultant, as a commencement bonus, a warrant to purchase 50,000 shares of the Company's common stock with an exercise price of $2.50 per share, and an expiration date of March 31, 2009, for an aggregate purchase price of $2,500. The warrant will participate in all forward and reverse stock splits and stock dividends and will have a one-time piggy-back registration right on the warrant and the shares of common stock underlying the warrant. On November 11, 2005, the Business Advisory Agreement, dated September 1, 2005, between the Company and Lomond International, Inc. was amended, retroactive to the date of the agreement, to eliminate any compensation payable by the Company to Lomond International Inc. in connection with any debt or equity investment of any kind. As consideration for such amendment, Lomond was paid a fee of $25,000.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)

NOTE 10 - CONVERTIBLE SECURED DEBENTURE

On October 27, 2005, the Company issued a 10% Secured Convertible Debenture, due April 27, 2007, in the aggregate principal amount of $1.8 million (the "Debenture") at an exercise price of $3.10 per share. In addition, the Company issued a warrant to purchase 200,000 shares of the Company's common stock.

The Debenture was issued with an initial conversion price of $4.00 per share. The Debenture bears interest at 10% per annum, payable monthly on the first day of each calendar month, beginning on November 1, 2005. Interest was payable in cash or, at the Company's option, in shares of common stock provided certain conditions are satisfied. The holder of the Debenture was granted (i) a security interest in the assets of the Company, and (ii) a pledge of VAMI's ownership of its subsidiaries, which is subject to existing liens, existing indebtedness, permitted liens and permitted indebtedness. Additionally, the subsidiaries guaranteed the obligations of the Company under the Debenture. The Debenture was also guaranteed personally by John C. Kleinert, the Company's President and Chief Executive Officer, W. Peter Ragan, Sr., the Company's Vice President and
W. Peter Ragan, Jr., President of Velocity.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)

NOTE 10 - CONVERTIBLE SECURED DEBENTURE (Continued)

The holder may not exercise the warrant to the extent that, after giving effect to exercise, as the case may be, the holder would beneficially own in excess of 4.99% of the outstanding common stock of the Company.

On April 1, 2006, the holder extended the initial payment due date of the Debenture to June 27, 2007. The Company issued an additional warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $3.10 per share. On May 19, 2006, the Company used $1,823,000 of the proceeds related to a preferred stock offering (See Note 11) to repay in full the interest and principal under the Debenture.

NOTE 11 - PREFERRED STOCK OFFERING

On May 18, 2006, the Company consummated its public offering (the "offering") of 1,200,000 shares of Series A 10% Convertible Preferred Stock ("Preferred Stock") resulting in gross proceeds of $12,000,000 to the Company. The underwriters were granted an option to purchase up to an additional 180,000 shares of Preferred Stock with an exercise price of $10.00 per share. The underwriters were also issued a warrant to purchase 120,000 shares of Preferred Stock with an exercise price of $10.00 per share. The public price per share for the offering was $10.00. The shares of Series A Convertible Preferred Stock are listed on the American Stock Exchange under the symbol JVI.PR.

The shares of Preferred Stock are convertible into common stock at a conversion rate of $2.50 per share at the option of the holder. If after May 18, 2009, the Company's common stock exceeds the conversion price of the Preferred Stock by more than 35% and is traded on a national exchange, the Company may terminate the conversion right. If the Company issues a conversion cancellation notice, the Company will have the right to redeem the stock after May 18, 2008 for cash, at the Company's option, at $10.00 per share, plus accrued and unpaid dividends to the redemption date.

On May 31, 2006, the underwriters exercised their option to purchase 180,000 shares of the preferred stock at $10.00 per share.

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

Overview

         Velocity, previously known as Tele-Optics, Inc., was organized in the State of Delaware in December 1986. We were inactive until February 3, 2004, when we acquired STB, Inc., a New Jersey corporation. Since that acquisition, we have engaged in the business of acquiring, managing and servicing distressed assets consisting of consumer receivable portfolios, interests in distressed real property and tax lien certificates. The business is carried on by our three wholly-owned subsidiaries: Velocity Investments, LLC, which invests in non-performing consumer debt purchased on the secondary market at a discount from face value and then seeks to liquidate these debt portfolios through legal collection means; J. Holder, Inc., which purchases distressed real property interests for sale, namely, real property being sold at sheriff's foreclosure and judgment execution sales, defaulted mortgages, partial interests in real property and the acquisition of real property with clouded title; and VOM, LLC, which invests in New Jersey municipal tax liens with the focus on realization of value through legal collection and owned real estate opportunities presented by the current tax environment.

         Our consumer receivable portfolios are purchased at a discount from the amount actually owed by the obligor. Our interests in distressed real property are purchased following an extensive due diligence process concerning the legal status of each property and a market analysis of the value of the property or underlying property. Our tax lien certificates are purchased at a discount from par following a due diligence analysis similar to that performed in connection with the purchase of interests in distressed real property. Our profitability as a company depends upon our ability to purchase and collect on a sufficient volume of our consumer receivables, the sale of our interests in distressed real property and the collection of taxes and accrued interest on our tax lien certificates to generate revenue that exceeds our cost. Most of our revenue is derived from the consumer receivables business and it is our primary operating focus.

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

Purchased Receivable Portfolios and Revenue Recognition

         We purchase pools of consumer receivable accounts at a substantial discount from their face amounts which are usually discounted from 75% to 97% from face value and are recorded by us at our acquisition cost, including the estimated cost of court filing fees and account media. The pools of consumer receivables contain accounts that have experienced deterioration of credit quality between origination and our acquisition of the consumer receivable portfolios. The discounted amount paid for a pool of consumer receivable accounts reflects our determination that it is probable we will be unable to collect all amounts due according to the contractual terms of the accounts. At acquisition, we review the consumer receivable accounts in the portfolio to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that we will be unable to collect all amounts due according to the contractual terms of the accounts. If both conditions exist, we determine whether each such loan is to be accounted for individually or whether such receivables will be assembled into static pools based on common risk characteristics. We consider expected prepayments and estimate the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio of consumer receivable accounts and subsequently aggregated pools of consumer receivable accounts. We determine the excess of the pool's scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted based on our proprietary acquisition models. The remaining amount, representing the excess of the loan's cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the remaining life of the loan or pool.

         Prior to January 1, 2005, we accounted for our investment in consumer receivables using the interest method under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans." In accordance with Practice Bulletin 6, revenue was recognized based on our anticipated cash collections and the estimated rate of return over the useful life of the pool. Effective January 1, 2005, we adopted and began to account for our investment in consumer receivables using the interest method under the guidance of American Institute of Certified Public Accountants Statement of Position 03-3, "Accounting for Loans or Certain Securities Acquired in a Transfer." For portfolios of consumer receivables acquired in fiscal years beginning prior to December 15, 2004, Practice Bulletin 6 is still effective; however, Practice Bulletin 6 was amended by Statement of Position 03-3. For portfolios of consumer receivables acquired in fiscal years beginning after December 15, 2004, Statement of Position 03-3 is effective. In accordance with Statement of Position 03-03 (and the amended Practice Bulletin 6), revenue is recognized based on our anticipated gross cash collections and the estimated rate of return over the useful life of the pool.

         We believe that the amounts and timing of cash collections for our purchased receivables can be reasonably estimated and, therefore, we utilize the interest method of accounting for our purchased receivables prescribed by Statement of Position 03-3. Such belief is predicated on our historical results and our knowledge of the industry. Each static pool of receivables is statistically modeled to determine its projected cash flows based on historical cash collections for pools with similar risk characteristics. Statement of Position 03-3 requires that the accrual basis of accounting be used at the time the amount and timing of cash flows from an acquired portfolio can be reasonably estimated and collection is probable.

         Where the future cash collections of a portfolio cannot be reasonably estimated we use the cost recovery method as prescribed under Statement of Position 03-3. Under the cost recovery method, no revenue is recognized until we have fully collected the initial acquisition cost of the portfolio. We have no consumer receivable portfolios under the cost recovery method.

         Under Statement of Position 03-3, to the extent there are differences in actual performance versus expected performance, increases in expected cash flows should be recognized prospectively through adjustment of internal rate of return while decreases in expected cash flows should be recognized as impairment. Under both the guidance of Statement of Position 03-3 and the amended Practice Bulletin 6, when expected cash flows are higher than prior projections, the increase in expected cash flows results in an increase in the internal rate of return and therefore, the effect of the cash flow increase is recognized as increased revenue prospectively over the remaining life of the affected pool. However, when expected cash flows are lower than prior projections, Statement of Position 03-3 requires that the expected decrease be recognized as an impairment by decreasing the carrying value of the affected pool (rather than lowering the internal rate of return) so that the pool will amortize over its expected life using the original internal rate of return.

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

         We establish valuation allowances for all acquired consumer receivable portfolios subject to Statement of Position 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the loans. At June 30, 2006, we had no valuation allowance on our consumer receivables. Prior to January 1, 2005, if estimated future cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance.

         Application of Statement of Position 03-3 requires the use of estimates to calculate a projected internal rate of return for each pool. These estimates are based on historical cash collections. If future cash collections are materially different in amount or timing than projected cash collections, earnings could be affected either positively or negatively. Higher collection amounts or cash collections that occur sooner than projected cash collections will have a favorable impact on yield and revenues. Lower collection amounts or cash collections that occur later than projected cash collections will have an unfavorable impact on internal rate of return and revenues.

Stock Based Compensation

         We have adopted the disclosure requirements of SFAS No. 123 (revised
2004), "Share-Based Payment" (SFAS No. 123R), which supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated financial statements. SFAS No. 123R requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. We have adopted the modified prospective application method of SFAS No.123(R), effective January 1, 2006, and the adoption of SFAS No. 123(R) has an immaterial impact on its consolidated results of operations and earnings per share. Additionally, regarding the treatment of non-employee stock based compensation, we have followed the guidance of EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

New Accounting Pronouncements
-----------------------------

         In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation FASB No. 109 ("FIN 48"), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating that impact of adopting FIN 48 on our consolidated financial statements.

Results of Operations
---------------------

         Comparison of the 2006 Second Quarter to the 2005 Second Quarter

         Total revenues for the three month period ended June 30, 2006 (the "2006 Second Quarter") were $2,137,290 as compared to $1,693,560 during the three month period ended June 30, 2005 (the "2005 Second Quarter"), representing a 26.2% increase. Revenues in the six month period ended June 30, 2006 (the "2006 Period") were $3,993,445 as compared to $3,469,151 in the same period in the prior year (the"2005 Period"), representing a 15.1% increase. The increase in revenues in each period was primarily attributable to a significant increase in collections on consumer receivables at our Velocity Investments subsidiary that was partially offset by a significant decrease in revenues from the sale of real property at our J. Holder subsidiary. Revenues from the sale of real property, the collection of consumer receivables and the collection of taxes and interest derived from tax lien certificates owned by the Company represented approximately 10.9%, 86.2% and 2.9%, respectively, during the 2006 Second Quarter as compared to 49.1%, 44.3% and 6.6% during the 2005 Second Quarter and approximately 15.1%, 82.5% and 2.4% during the 2006 Period as compared to 59.1%, 36.0% and 4.9% during the 2005 Period. Although management believes that the mix of revenues on a comparative basis will vary from reporting period to reporting period partly as a result of factors beyond the Company's control, such as maturity dates, court decisions and other similar events that affect the timing of revenue recognition, we also believe that the increase in consumer receivables revenues in each period is reflective of the continued growth in our consumer receivables business. It is anticipated that such growth will be accelerated over time as a result of Velocity Investments $12.5 million credit facility which can be used exclusively to purchase additional consumer receivable portfolios.

         Total Operating Expenses

         Comparison of the 2006 Second Quarter to the 2005 Second Quarter

         Total operating expenses for the 2006 Second Quarter were $1,425,552 as compared to $1,354,811 during the 2005 Second Quarter, representing a 5.2% increase. Total operating expenses for the 2006 Period were $2,868,385 as compared to $2,953,366 during the 2005 Period, representing a 2.9% decrease. The increase in total operating expenses in the 2006 Second Quarter was primarily attributable to increased professional fees incurred as a result of the Company's registration obligations as a reporting issuer, the Company's completion of its preferred stock transaction and the expansion of operations at our Velocity Investments' subsidiary partially offset by a significant decrease in the cost of real property at our J. Holder subsidiary. The decrease in total operating expenses in the 2006 Period was primarily attributable to a significant decrease in the cost of real property at our J. Holder subsidiary. General and administrative expenses increased in the each period as a result of our increasing collection fees and lien searches for Velocity Investments and an increase in payroll expense.

Other Expense

         Comparison of the 2006 Second Quarter to the 2005 Second Quarter

         Interest expense in the 2006 Second Quarter was $311,021 as compared to $99,451 in the 2005 Second Quarter, representing a 212.8% increase. Interest expense in the 2006 Period was $631,585 as compared to $107,554 in the 2005 Period, representing a 487.2% increase. The increase in interest expense in each period was primarily attributable to increases in short term and long term borrowings, specifically with respect to a single residential property owned by our J. Holder subsidiary in Melbourne, Florida.

Net Income (Loss)

         Comparison of the 2006 Second Quarter to the 2005 Second Quarter

         Net income for the 2006 Second Quarter was $200,682 as compared to net income of $175,717 for the 2005 Second Quarter, a 14.2% increase. Net income for the 2006 Period was $270,019 as compared to $240,619 in the 2005 Period representing a 12.2% increase. The increase in net income in each period is primarily attributable to an increase in revenue from operations at Velocity Investments, LLC our consumer receivables subsidiary. Results of operations are likely to fluctuate from quarter to quarter depending on the mix of revenue sources and other factors beyond the Company's control as indicated above. Accordingly, comparisons of quarter to quarter may not be meaningful.

Liquidity and Capital Resources

         At June 30, 2006, the Company had approximately $9,375,478 in cash and cash equivalents representing the proceeds of the preferred stock offering discussed below and trade accounts payable in the amount of $711,091. Management believes that the revenues expected to be generated from operations, the Company's line of credit and the proceeds of the convertible preferred stock offering discussed below, will be sufficient to finance operations for the foreseeable future.

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

         Simultaneous with the Loan and Security Agreement, the following agreements were also entered into with Wells Fargo Foothill: a Continuing Guaranty, in which we unconditionally and irrevocably guaranteed Velocity Investments' obligations under the Loan and Security Agreement; a Security and Pledge Agreement, in which we pledged all of our assets to secure the credit facility, including, but not limited to, all of our stock ownership of J. Holder and all our membership interests in Velocity Investments and VOM; and a Subordination Agreement, in which all sums owing to us by Velocity Investments as an intercompany payable for advances or loans made or property transferred to Velocity Investments will be subordinated to the credit facility to the extent that such sums, when added to Velocity Investment's membership interest in the parent does not exceed $3,250,000. In addition, three of our executive officers, John C. Kleinert, W. Peter Ragan, Sr. and W. Peter Ragan, Jr., provided joint and several limited guarantees of Velocity Investment's obligations under the Loan and Security Agreement.

         On February 27, 2006, Velocity Investments entered into a Second Amendment to the Loan and Security Agreement. Under the amendment and in connection with the preferred stock offering discussed below, Wells Fargo Foothill extended the credit facility until January 27, 2009 and agreed to increase the advance rate under the senior credit facility to 75.0% of the purchase price of individual pools of unsecured consumer receivables that are approved by the lender. Under the Second Amendment to the Loan and Security Agreement, Wells Fargo Foothill also agreed to reduce the interest rate on the loan from 3.50% above the prime rate of Wells Fargo Bank, N.A. to 1.50% above such prime rate. In addition, the amortization schedule for each portfolio has been extended from twenty-four to thirty months. Wells Fargo Foothill also agreed to reduce the personal limited guarantees from $1,000,000 to $250,000.

         Use of the senior credit facility is subject to Velocity Investments complying with certain restrictive covenants under the Loan and Security Agreement, including but not limited to: a restriction on incurring additional indebtedness or liens; a change of control of Velocity Investments; a restriction on entering into transactions with affiliates outside the course of Velocity Investment's ordinary business; and a restriction on making payments to us in compliance with the Subordination Agreement. In addition, Velocity Investments has agreed to maintain certain ratios with respect to outstanding advances on the credit facility against the estimated remaining return value on Wells Fargo Foothill financed portfolios, and, until Velocity Investments' members' equity equals or exceeds $3,250,000, Velocity Investments has agreed to maintain at least $3,250,000 in members' equity and subordinated debt. We have also agreed to maintain at least $6,000,000 in stockholders' equity and subordinated debt for the duration of the facility.

         On April 15, 2005, we sold three promissory notes in the principal amount of $100,000, $150,000 and $100,000 each to three accredited investors in a private placement. Each of the notes bears interest at the rate of 7% per annum and interest is payable in quarterly installments commencing June 30, 2005. The entire principal of each note is payable on April 15, 2007. On May 19, 2006, the $150,000 note was redeemed at the Company's option.

         On October 5, 2005, we sold two promissory notes in the principal amount of $60,000 and $70,000. The $60,000 note was sold to a related party entity. Each of the notes bears interest at the rate of 7% per annum and principal and accrued interest is payable on October 5, 2006.

         On October 27, 2005, we and our wholly owned subsidiary, J. Holder, Inc., entered into a Securities Purchase Agreement with an institutional investor relating to a sale of 10% Secured Convertible Debenture, due April 27, 2007, in the aggregate principal amount of $1.8 million, and an associated common stock purchase warrant to purchase 200,000 shares of our common stock at an exercise price of $3.10 per share. Proceeds from the financing ($1,780,000) were used primarily for working capital purposes including, but not limited to, the purchase of distressed real property interests and distressed consumer receivable portfolios. On May 19, 2006, we entered into an amendment to the Securities Purchase Agreement pursuant to which we extended the initial purchase date of the Convertible Debenture and issued an additional warrant to purchase 50,000 shares of our common stock at a purchase price of $3.10. On May 19, 2006, we used $1,823,000 from proceeds of the preferred offering of our Series A stock (as described in the next paragraph) to repay in full interest and principal under the Convertible Debenture.

         On May 18, 2006, we consummated our public offering of 1,200,000 shares of Series A Convertible Preferred Stock. The offering was underwritten by Anderson & Strudwick, Incorporated. The underwriters were granted an option to purchase up to an additional 180,000 shares of Series A Convertible Preferred Stock to cover over-allotments which they exercised on May 31, 2006. The public price per share for the offering was $10.00. Net proceeds of the offering amounted to approximately $12.55 million. As of June 30, 2006, approximately $1.25 million of the proceeds of the offering have been used for the purchase of distressed consumer receivable portfolios, $1.823 million has been used to repay the convertible debenture and approximately $350,000 has been used to redeem certain short term notes. The remaining proceeds have been placed in an interest bearing account at Commerce Bank, N.A.

Trends

         As a result of our line of credit, we anticipate that we will incur significant increases in interest expense offset, over time, by expected increased revenues from consumer receivable portfolios purchased utilizing funds under such line of credit. No assurance can be given that the expected revenues from such purchased portfolios will exceed the additional interest expense. We are not presently aware of any other known trends that may have a material impact on our revenues. We do not believe that the recent increases in interest rates, and the anticipated continuing gradual increases in interest rates, has had or will have a material adverse effect upon our business.

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

                  As of June 30, 2006, there are presently no material pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is the subject and, to the best of our knowledge, no such actions against us is contemplated or threatened except as follows:

                  (1) A suit has been filed by J. Holder, Inc., our wholly owned subsidiary, against W.A.C. International, Inc., a Florida corporation ("WAC"), with respect to the assignment of an undivided ten percent (10%) interest in a contract to purchase a large parcel of land located in Lake County, Florida. The approximate amount in controversy is $300,000.

                  (2) A suit has been filed by J. Holder, Inc. against Groveland Estates, LLC, a Florida Limited Liability company ("Groveland"), with respect to an estate home located at 700 Jordan Blass Road in Melbourne, Florida. Groveland and WAC are related entities. The approximate amount in controversy is $500,000.

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


                                       VELOCITY ASSET MANAGEMENT, INC.

Dated:  August __, 2006                By: /s/  JOHN C. KLEINERT
                                           -------------------------------------
                                           John C. Kleinert
                                           Chief Executive Officer and President