Form 10QSB
period 2006-09-30
VELOCITY ASSET MANAGEMENT INC
filed 2006-11-15
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Issuer had 16,082,321 shares of common stock issued and outstanding as of November 13, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                    VELOCITY ASSET MANAGEMENT SERVICES, INC.

                                   FORM 10-QSB
                    For the Quarter Ended September 30, 2006

                                      Index
                                                                            Page
                                                                          Number
PART I      FINANCIAL INFORMATION

Item 1      Condensed Consolidated Balance Sheets as at December 31,
            2005 and September 30, 2006 (unaudited for September 30,
            2006 period)                                                     1

            Condensed Consolidated Statements of Income for the
            three and nine month periods ended September 30, 2006
            and 2005 (unaudited)                                             3

            Condensed Consolidated Statements of Stockholders' Equity
            as of December 31, 2005 and for the nine months ended
            September 30, 2006 (unaudited for September 30, 2006)            4

            Condensed Consolidated Statements of Cash Flows for the
            nine months ended September 30, 2006 and 2005 (unaudited)        5

            Notes to Condensed Consolidated Financial Statements             6

Item 2      Management's Discussion and Analysis or Plan of Operation       16

Item 3      Controls and Procedures                                         24

PART II
Item 1      Legal Proceedings                                               26
Item 2      Unregistered Sales of Equity Securities and Use of Proceeds     26
Item 3      Defaults Upon Senior Securities                                 26
Item 4      Submission of Matters to a Vote of Security Holders             26
Item 5      Other Information                                               27
Item 6      Exhibits                                                        27
Signatures                                                                  28
Certifications                                                              29

                                     PART I
                              FINANCIAL INFORMATION

Item 1     Financial Statements

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                          September 30,   December 31,
                                                              2006            2005
                                                          ------------   ------------
                                                          (unaudited)
                         ASSETS

Cash and cash equivalents                                 $  5,694,944   $     90,624
Properties held for sale                                     5,954,870      6,439,240
Deposits on properties                                         200,000        241,000
Tax certificates held and accrued interest receivable          473,698        538,926
Consumer receivables                                        30,320,537     17,758,661
Property and equipment, net of accumulated depreciation         77,081         87,222
Deferred income tax asset                                      160,500        178,000
Security deposit                                                26,500         87,500
Other assets                                                   230,993        153,257
                                                          ------------   ------------

    Total assets                                          $ 43,139,123   $ 25,574,430
                                                          ============   ============

               See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   September 30,    December 31,
                                                                       2006            2005
                                                                   ------------    ------------
                                                                    (unaudited)
             LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                              $    627,303    $    447,971
Estimated court and media costs                                       6,240,680       3,799,646
Line of credit                                                       11,576,864       6,094,462
Notes payable from related parties                                    2,430,000       2,430,000
Notes payable and mortgage                                              850,000       2,400,000
Convertible secured debenture                                                --       1,800,000
Income taxes payable                                                    174,472         133,132
Deferred income tax liability                                            24,600          30,200
                                                                   ------------    ------------

    Total liabilities                                                21,923,919      17,135,411
                                                                   ------------    ------------

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 1,500,000 shares authorized,
   1,380,000 and -0- Series A shares issued and outstanding,
   respectively                                                           1,380              --
Common stock, $0.001 par value, 40,000,000 shares authorized,
   16,082,321 and 15,972,321 shares issued and outstanding,
   respectively                                                          16,082          15,972
Additional paid-in-capital                                           23,415,628      10,838,651
Accumulated deficit                                                  (2,217,886)     (2,415,604)
                                                                   ------------    ------------

Total stockholders' equity                                           21,215,204       8,439,019
                                                                   ------------    ------------

    Total liabilities and stockholders' equity                     $ 43,139,123    $ 25,574,430
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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          For the Three Months             For the Nine Months
                                                          Ended September 30,              Ended September 30,
                                                      ----------------------------    ----------------------------
                                                          2006            2005            2006            2005
                                                      ------------    ------------    ------------    ------------
REVENUES
  Sale of real property                               $    456,166    $  1,687,537    $  1,059,732    $  3,670,889
  Income on consumer receivables                         2,356,782       1,022,131       5,653,159       2,271,378
  Interest income - tax certificates held and other        112,183          48,617         205,685         285,169
                                                      ------------    ------------    ------------    ------------

      Total revenues                                     2,925,131       2,758,285       6,918,576       6,227,436
                                                      ------------    ------------    ------------    ------------

OPERATING EXPENSES
  Cost of real property                                    398,315       1,260,486         718,991       2,990,019
  Professional fees                                        885,374         556,796       2,514,296       1,303,354
  General and administrative expenses                      608,310         246,984       1,527,097         724,259
                                                      ------------    ------------    ------------    ------------

      Total operating expenses                           1,891,999       2,064,266       4,760,384       5,017,632
                                                      ------------    ------------    ------------    ------------

      Income from operations                             1,033,132         694,019       2,158,192       1,209,804
                                                      ------------    ------------    ------------    ------------

OTHER EXPENSE
   Interest expense                                       (340,347)       (257,013)       (971,932)       (364,567)
                                                      ------------    ------------    ------------    ------------

Income before provision for income taxes                   692,785         437,006       1,186,260         845,237

Provision for income taxes                                 259,081         193,529         482,537         361,141
                                                      ------------    ------------    ------------    ------------

Net income                                            $    433,704    $    243,477    $    703,723    $    484,096

Preferred Dividend                                        (345,000)             --        (506,005)             --
                                                      ------------    ------------    ------------    ------------

Net income attributable to common
  shareholder - basic                                       88,704         243,477         197,718         484,096
                                                      ============    ============    ============    ============

Weighted average common shares - basic                  15,996,234      15,927,698      15,980,409      15,925,229
                                                      ============    ============    ============    ============

Net income per common share - basic                   $       0.01    $       0.02    $       0.01    $       0.03
                                                      ============    ============    ============    ============

Weighted average common shares - diluted                22,564,125      17,648,318      20,050,325      17,755,832
                                                      ============    ============    ============    ============

Net income per common share - diluted                 $       0.02    $       0.01    $       0.04    $       0.03
                                                      ============    ============    ============    ============

               See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS TELE-OPTICS, INC.)

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 2006
                                   (UNAUDITED)

                                       Preferred Stock              Common Stock
                                 --------------------------  --------------------------   Additional                      Total
                                   Number of                   Number of                   Paid in      Accumulated    Stockholders'
                                    Shares      Par Value       Shares      Par Value      Capital         Deficit        Equity
                                 ------------  ------------  ------------  ------------  ------------   ------------   ------------
BALANCES, December 31, 2005                --  $         --    15,972,321  $     15,972  $ 10,838,651   $ (2,415,604)  $  8,439,019

Preferred stock offering of up
to 1,200,000 shares of Series A
convertible preferred stock         1,200,000         1,200            --            --    11,998,800             --     12,000,000

Preferred stock sale to
underwriter in conjunction with
preferred stock offering of
180,000 shares of Series
A convertible preferred stock         180,000           180            --            --     1,799,820             --      1,800,000

Commissions and expenses
related to preferred stock
offering                                   --            --            --            --    (1,404,000)            --     (1,404,000)

Purchase of warrants pursuant
to preferred stock offering                --            --            --            --           120             --            120

Dividends declared on preferred stock      --            --            --            --            --       (506,005)      (506,005)

Issuance of warrants pursuant to
secured debenture                          --            --            --            --        12,347             --         12,347

Issuance of common stock to
employees                                                         110,000           110       169,890             --        170,000

Net Income                                 --            --            --            --            --        703,723        703,723
                                 ------------  ------------  ------------  ------------  ------------   ------------   ------------

BALANCES, September 30, 2006        1,380,000  $      1,380    16,082,321  $     16,082  $ 23,415,628   $ (2,217,886)  $ 21,215,204
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

                     VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                          (Formerly known as Tele-Optics, Inc.)

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                                                 For the Nine Months Ended
                                                                                       September 30,
                                                                               ----------------------------
                                                                                   2006            2005
                                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                     $    703,723    $    484,096

Adjustments to reconcile net income to net cash used by operating activities
  Depreciation                                                                       24,056          30,658
  Non cash expenses                                                                 182,347          21,088
  Deferred income tax benefit                                                        11,900          64,700
  (Increase) decrease in:
    Properties held for sale                                                        484,370      (3,378,529)
    Deposits on properties                                                           41,000        (147,500)
    Tax certificates held and accrued interest receivable, net of discounts          65,228         121,924
    Consumer receivables                                                        (12,561,876)    (12,767,953)
    Prior year income tax receivable                                                     --         (68,693)
    Security deposit                                                                 61,000              --
    Other assets                                                                    (77,736)        427,128
  Increase in:
    Accounts payable and accrued expenses                                           179,332         182,321
    Estimated court and media costs                                               2,441,034       3,758,355
    Income taxes payable                                                             41,340         212,935
                                                                               ------------    ------------
      Net cash used in operating activities                                      (8,404,282)    (11,059,470)
                                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                                           (13,915)        (53,520)
                                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                                                        5,482,402      10,135,194
  Repayments of borrowings                                                       (3,350,000)       (354,579)
  Proceeds received from stock and warrants sales and offerings                  13,800,120         200,024
  Commissions and related expenses paid on stock offering                        (1,404,000)       (135,262)
  Payment of dividends                                                             (506,005)             --
                                                                               ------------    ------------
    Net cash provided by financing activities                                    14,022,517       9,845,377
                                                                               ------------    ------------

Net increase in cash and cash equivalents                                         5,604,320      (1,267,613)

Cash and cash equivalents, beginning of year                                         90,624       1,423,123
                                                                               ------------    ------------

Cash and cash equivalents, end of year                                         $  5,694,944    $    155,510
                                                                               ============    ============

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                       $    735,903    $    236,256
  Cash paid for taxes                                                          $    461,054    $    152,199

               See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES

The condensed consolidated financial statements of Velocity Asset Management, Inc. ("VAMI") and its subsidiaries, Velocity Investments, LLC ("Velocity"), J. Holder, Inc. ("J. Holder"), VOM, LLC, ("VOM"), TLOP Acquisition Company, LLC ("TLOP") and SH Sales, Inc. ("SH") (the "Subsidiaries", and together with Velocity Asset Management, Inc., the "Company") included herein have been prepared by the Company and are unaudited; however, such information is in accordance with Security and Exchange Commission regulations and reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the operating results that may be achieved for the full year.

Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited, consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005.

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

Consumer Receivables
--------------------

The Company purchases consumer receivable portfolios at a substantial discount from their face amount due to a deterioration of credit quality between the time of origination and the Company's acquisition of the portfolios. Income is recognized using either the interest method or cost recovery method. Upon acquisition, the Company reviews each consumer receivable portfolio to determine whether each such portfolio is to be accounted for individually or whether such portfolio will be assembled into static pools of consumer receivable portfolios based on common risk characteristics. Once the static portfolio pools are created, management estimates the future anticipated cash flows for each pool. If management can reasonably estimate the expected timing and amount of future cash flows, the interest method is applied. However, if the expected future cash flows cannot be reasonably estimated, the Company uses the cost recovery method.

Prior to January 1, 2005, the Company accounted for its investment in consumer receivables portfolios using the interest method under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans ("PB-6")." Effective January 1, 2005, the Company adopted and began to account for its investment in consumer receivable portfolios using the interest rate method under the guidance of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 03-3, "Accounting for Loans or Certain Securities Acquired in a Transfer." SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows are recognized prospectively through adjustment of the internal rate of

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES (Continued)

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

Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At September 30, 2006, the Company had no consumer receivable portfolios accounted for under the cost recovery method.

The Company establishes valuation allowances for all acquired loans subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the receivables. At September 30, 2006, the Company had no valuation allowance on its receivables.

Income Taxes
------------

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Stock Based Compensation
------------------------

The Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated financial statements. SFAS No. 123R requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. The Company adopted the modified prospective application method of SFAS No.123R, effective January 1, 2006, and the adoption of SFAS No. 123R had an immaterial impact on its consolidated results of operations and earnings per share. There were no outstanding awards at the date of adoption.

Additionally, regarding the treatment of non-employee stock based compensation, the Company follows the guidance of the Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for acquiring, or in Conjunction with Selling, Goods or Services".

Change in Presentation
----------------------

The Company has elected to present its balance sheets on an unclassified basis to better conform to industry practice. The balance sheet for December 31, 2005 has been reclassified for comparative purposes in order to conform to the presentation in the current financial statement.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements
-----------------------------

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes--An Interpretation of FASB Statement No. 109" (FIN
48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. FIN 48 requires companies to determine whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 will also require significant additional disclosures. This Interpretation will be effective for fiscal years beginning after December 15, 2006. The Company will implement this Interpretation in the first quarter of 2007 on a prospective basis. The Company is currently evaluating the potential impact this Interpretation will have on its financial position and results of operations, but does not believe the impact of the adoption will be material.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations, but does not believe the impact of the adoption will be material.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years' financial statements. The Company will initially apply the provisions of SAB 108 in connection with the preparation of its annual financial statements for the year ending December 31, 2006. The Company has evaluated the potential impact SAB 108 may have on its financial position and results of operations and does not believe the impact of the application of this guidance will be material.


NOTE 2 - INVESTMENTS

Properties Held for Sale
------------------------

Properties held for sale consist of the following:

                                                   September 30,    December 31,
                                                       2006            2005
                                                   ------------    ------------
Property Inventory                                 $  5,930,173    $  6,024,038
Assignments and Judgments                                24,697         415,202
                                                   ------------    ------------
     Total                                         $  5,954,870    $  6,439,240
                                                   ============    ============

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS (Continued)


Tax Certificates Held and Accrued Interest Receivable
-----------------------------------------------------

Municipal tax liens consist of the following:

                                                   September 30,    December 31,
                                                       2006            2005
                                                   ------------    ------------
Tax Lien Certificates                              $    248,698    $    302,228
Accrued Interest                                        225,000         236,698
                                                   ------------    ------------
     Total                                         $    473,698    $    538,926
                                                   ============    ============

NOTE 3 - CONSUMER RECEIVABLES

Changes in consumer receivables for the three and nine months ended September 30, 2006 and 2005 were as follows:

                                             Three Months Ended    Three Months Ended    Nine Months Ended     Nine Months Ended
                                             September 30, 2006    September 30, 2005    September 30, 2006    September 30, 2005
                                             ------------------    ------------------    ------------------    ------------------
Balance at beginning of period               $       23,740,758    $        9,285,665    $       17,758,661    $        3,237,852
                                             ------------------    ------------------    ------------------    ------------------
Acquisitions of consumer receivables,
  net of returns                                      7,018,057             7,230,849            14,858,873            13,994,242
                                             ------------------    ------------------    ------------------    ------------------
Cash collections                                     (2,795,060)           (1,532,839)           (7,950,156)           (3,497,666)
Accreted income recognized on
  consumer receivables                                2,356,782             1,022,131             5,653,159             2,271,378
                                             ------------------    ------------------    ------------------    ------------------
Cash collections applied to principal                  (438,278)             (510,708)           (2,296,997)           (1,226,288)
                                             ------------------    ------------------    ------------------    ------------------

Balance at end of period                     $       30,320,537    $       16,005,806    $       30,320,537    $       16,005,806
                                             ==================    ==================    ==================    ==================

As of September 30, 2006, the Company had $30,320,537 in consumer receivables. Based upon management's current estimation of future cash collections, principal reductions are estimated to be as follows:

September 30, 2007                                                $   4,843,011
September 30, 2008                                                    6,436,014
September 30, 2009                                                    7,794,180
September 30, 2010                                                    7,999,167
September 30, 2011                                                    3,248,165
                                                                  -------------
     Total                                                        $  30,320,537
                                                                  =============

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (UNAUDITED)


NOTE 3 - CONSUMER RECEIVABLES (Continued)

The accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated cash flows as of September 30, 2006 and 2005, respectively. Changes in the accretable yield are as follows:

                                               Three Months Ended    Three Months Ended    Nine Months Ended     Nine Months Ended
                                               September 30, 2006    September 30, 2005    September 30, 2006    September 30, 2005
                                               ------------------    ------------------    ------------------    ------------------
Balance at beginning of period                 $       21,680,716    $        8,668,872    $       15,618,641    $        2,879,823
Accreted income recognized on consumer
  receivables                                          (2,356,782)           (1,022,131)           (5,653,159)           (2,271,378)
Additions                                               6,127,807             6,528,803            15,486,259            13,567,099
                                               ------------------    ------------------    ------------------    ------------------

Balance at end of period                       $       25,451,741    $       14,175,544    $       25,451,741    $       14,175,544
                                               ==================    ==================    ==================    ==================

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

On May 19, 2006, as a result of the Series A 10% Convertible Preferred Stock Offering (the "offering") discussed in Note 11 - STOCK OFFERING, the Lender agreed to reduce the interest rate on Velocity's credit facility from 2.50% to 1.50% above the prime rate of Wells Fargo Bank, N.A. immediately and increase the advance rate on the credit facility to 75.0% effective June 1, 2006. The rate of interest at September 30, 2006 was 9.75%.

As of September 30, 2006 and December 31, 2005, the Company had $11,576,864 and $6,094,462 outstanding on the line, respectively.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (UNAUDITED)


NOTE 5 - NOTES PAYABLE AND MORTGAGE

On April 15, 2005, the Company issued three promissory notes in the principal amounts of $100,000, $150,000 and $100,000 to accredited investors in a private placement. Each of the notes bore interest at the rate of 7% per annum and interest was payable in quarterly installments commencing September 30, 2005. The entire principal for each note was initially due and payable on April 15, 2006 unless the holder thereof provided written notice 90 days prior to April 15, 2006 that it elected to extend the note, in which event, the entire principal amount would become due and payable on April 15, 2007. On May 14, 2006 the $150,000 promissory note was redeemed at the Company's option. The remaining notes were extended. As of September 30, 2006, the remaining notes in the aggregate amount of $200,000 were held by a related party to the president and CEO. These notes are due and payable on April 15, 2007.

On October 5, 2005, the Company issued a promissory note in the principal amount of $60,000 to Ragan & Ragan, PC, a related entity, in a private placement (See
Note 7 - RELATED PARTY TRANSACTIONS). The note bears interest at the rate of 7% per annum. The entire principal and accrued interest of the note is due and payable on October 5, 2006 unless the holder thereof provides written notice 30 days prior to October 5, 2006 that it elects to extend its note, in which event; the entire principal amount is due and payable on October 5, 2007. (See Note 12
- SUBSEQUENT EVENTS)

On October 5, 2005, the Company issued a promissory note in the principal amount of $70,000 to an accredited investor in a private placement. The note bears interest at the rate of 7% per annum. The entire principal and accrued interest of the note is due and payable on October 5, 2006 unless the holder thereof provides written notice to the Company 30 days prior to October 5, 2006 that it elects to extend its note, in which event; the entire principal amount is due and payable on October 5, 2007.

On January 13, 2006, and February 10, 2006, the Company issued two promissory notes in the respective principal amounts of $100,000 and $50,000 to an accredited investor in a private placement. Each of the notes bore interest at the rate of 10% per annum. The entire principal and accrued interest of each note was due and payable on January 13, 2007 and February 10, 2007, respectively, unless the holder thereof provided written notice to the Company 30 days prior to its maturity date that it elected to extend the note, in which event the entire principal amount is due and payable on January 13, 2008 and February 10, 2008, respectively. These notes were redeemed at the Company's option on May 26, 2006.

On June 2, 2005, J. Holder acquired a residential property in Melbourne, Florida (the "Melbourne Property"). The property was purchased for $3.25 million from Detroit-based Comerica Bank, which had acquired the property through a foreclosure. Acquisition financing of $3,350,000 was provided to J. Holder by a group of investors ("Investor Group"). Of the $3,350,000 in acquisition financing provided by the Investor Group, $1,270,000 was provided by Dr. Michael Kelly and Mr. David Granatell, who subsequently became members of the Board of Directors. Additionally, Mr. Robert Kleinert and Ms. Cornelia Yoke, related parties of the President and CEO of the Company, provided an additional $900,000 of financing in connection with the Melbourne Property. The acquisition financing in the amount of $3,350,000 and the subsequent financing in the amount of $900,000 are due and payable upon the sale of the Melbourne Property. On September 19, 2006, $400,000 of the outstanding note was redeemed by J. Holder. As part of the redemption all $51,222 of accrued interest on the $400,000 was forgiven.

On September 21, 2005, J. Holder entered into a $1,000,000 mortgage and security agreement, the proceeds of which were utilized to renovate the Melbourne Property. Renovations on the property were approximately $1,000,000. All principal accrues interest at a fixed annual rate of 12.0% per annum. J. Holder is required to make monthly interest only payments of $10,000 until October 21, 2007 at which time all principal, accrued interest and other charges are due and payable. This note was redeemed and paid in full on August 4, 2006.

Interest expense for the three month periods ended September 30, 2006 and 2005 was $340,347 and $257,013, respectively. Interest expense for the nine month periods ended September 30, 2006 and 2005 was $971,932 and $364,567, respectively.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (UNAUDITED)


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

The following table sets forth the computation of basic and diluted earnings per share:

                                                                             Three months ended            Nine months ended
                                                                               September 30,                  September 30,
                                                                       ----------------------------   ----------------------------
                                                                           2006            2005           2006            2005
                                                                       ------------    ------------   ------------    ------------
Numerator:
     Net income                                                        $    433,704    $    243,477   $    703,723    $    484,096
     Preferred dividend                                                    (345,000)             --       (506,005)             --
                                                                       ------------    ------------   ------------    ------------
     Net income attributable to common shareholders - Basic                  88,704         243,477        197,718         484,096
     Preferred dividend                                                     345,000              --        506,005              --
     Interest expense related to convertible debenture, net of taxes             --              --         44,200              --
                                                                       ------------    ------------   ------------    ------------
     Net income attributable to common shareholders - Diluted          $    433,704    $    243,477   $    747,923    $    484,096
                                                                       ============    ============   ============    ============
Denominator:
     Weighted average shares - Basic                                     15,996,234      15,927,698     15,980,409      15,925,229
     Effect of dilutive instruments:
     Convertible preferred stock                                          5,520,000              --      2,487,033              --
     Stock options                                                        1,047,891       1,720,620      1,304,932       1,830,603
     Convertible secured debenture                                               --              --        277,951              --
                                                                       ------------    ------------   ------------    ------------
     Weighted average shares - Diluted                                   22,564,125      17,648,318     20,050,325      17,755,832
                                                                       ============    ============   ============    ============

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company engages Ragan & Ragan, PC, an entity owned by officers of the Company, to pursue legal collection of its receivable portfolios with respect to obligors and properties located in the State of New Jersey. The fee arrangements between each of the Company's subsidiaries and Ragan & Ragan, P.C., each dated as of January 1, 2005, have been reviewed and approved by all the members of a committee appointed by the Board of Directors other than Mr. Ragan, Sr. who abstained. John C. Kleinert and James J. Mastriani comprised the committee.


The professional fees paid to Ragan and Ragan, P.C. were as follows:                      Nine Months         Nine Months
                                                                                             Ended               Ended
                                                                                      September 30, 2006   September 30, 2005
                                                                                      ------------------   ------------------
                                                                                      $          964,397   $          815,103
                                                                                      ==================   ==================

On October 5, 2005, the Company sold a promissory note in the principal amount of $60,000 to Ragan & Ragan, P.C.

Interest paid to related parties for the three months ended September 30, 2006 and 2005 was $63,155 and $59,190, respectively. Interest paid to related parties for the nine months ended September 30, 2006 and 2005 was $347,169 and $78,958, respectively, (See Note 5 - NOTES PAYABLE AND MORTGAGE for disclosure of all related party debt transactions).

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (UNAUDITED)


NOTE 8 - STOCK BASED CONSIDERATION TO EMPLOYEES

The 2004 Equity Incentive Program of the Company, (the "Employee Plan") authorizes the issuance of up to 1,000,000 shares of common stock in connection with the grant of options or issuance of restricted stock awards.

To the extent that the Company derives a tax benefit from options exercised by employees, if any, such benefit will be credited to additional paid-in capital when realized on our income tax return. There were no tax benefits realized by the Company during the quarter ended September 30, 2006. No options have been granted to date.

Prior to the quarter ended September 30, 2006, the Company had not issued any restricted stock awards. The following summarizes the transactions of shares of common stock under the Employee Plan during the three month quarter ended September 30, 2006:

                             Number of         Number of        Market      Compensation
      Employee            Shares Granted     Shares Vested      Value          Expense
----------------------   ----------------   ---------------   ----------    ------------
James J. Mastriani            200,000            100,000        $ 1.55      $    155,000
Craig Buckley                   8,000              8,000          1.50            12,000
Adam Atkinson                   1,000              1,000          1.50             1,500
Lisa Cullen                     1,000              1,000          1.50             1,500
                                                                            ------------
                                                                            $    170,000
                                                                            ============

Mr. Mastriani's remaining shares will vest in increments of 25,000 shares on November 27, 2006, February 27, 2007, May 27, 2007 and August 27, 2007, provided that he is employed by the Company on each date.

In accordance with SFAS 123(R), the Company recorded approximately $170,000 of expense related to grants of common stock which vested during the three and nine months ended September 30, 2006.


The intrinsic value for restricted stock is calculated based on the market price of our Common Stock as of the end of the period. As of September 30, 2006, approximately $140,000 of unrecognized stock compensation expense on 100,000 shares of Common Stock related to unvested restricted stock awards (net of estimated forfeitures) is expected to be recognized over a weighed-average period of .91 years.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (UNAUDITED)


NOTE 9 - STOCK BASED CONSIDERATION TO NON-EMPLOYEES

At September 30, 2006, the Company had outstanding warrants to purchase 4,126,660 shares of its common stock at prices ranging from $1.04 to $3.10 per share. The first warrants (3,199,500 shares of common stock, as adjusted for the 13:1 reverse stock split in April 2004) were granted pursuant to the Merger Agreement effective February 3, 2004 and expire after a period of five years. The second warrants (677,160 shares of common stock) were granted pursuant to a private offering as compensation for services rendered and expire on March 31, 2009. The remaining warrant (200,000 shares of common stock) was granted in connection with the October 2005 convertible debt financing and has an expiration date of October 10, 2010. On May 19, 2006, the Company entered into an amendment to the Securities Purchase Agreement, effective April 1, 2006, for the October 2005 convertible debt financing, pursuant to which it extended the initial payment due date of its outstanding Convertible Secured Debenture ("Debenture") and issued to the holder thereof an additional warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $3.10 per share. The warrants became effective as of April 1, 2006.

At September 30, 2006, the Company had an option outstanding to an independent consultant in exchange for services rendered for 250,000 shares of common stock at an exercise price per share of $2.50.

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

NOTE 10 - CONVERTIBLE SECURED DEBENTURE

On October 27, 2005, the Company issued a 10% Secured Convertible Debenture, due April 27, 2007, in the aggregate principal amount of $1.8 million (the "Debenture"). In addition, the Company issued a warrant to purchase 200,000 shares of the Company's common stock at an exercise price of $3.10 per share.

The Debenture was issued with an initial conversion price of $4.00 per share. The Debenture bore interest at 10% per annum, payable monthly on the first day of each calendar month, beginning on November 1, 2005. Interest was payable in cash or, at the Company's option, in shares of common stock provided certain conditions were satisfied. The holder of the Debenture was granted (i) a security interest in the assets of the Company, and (ii) a pledge of VAMI's ownership of its subsidiaries, which is subject to existing liens, existing indebtedness, permitted liens and permitted indebtedness. Additionally, the subsidiaries guaranteed the obligations of the Company under the Debenture. The Debenture was also guaranteed personally by John C. Kleinert, the Company's President and Chief Executive Officer, W. Peter Ragan, Sr., the Company's Vice President and W. Peter Ragan, Jr., President of Velocity.

The holder may not exercise the warrant to the extent that, after giving effect to exercise, as the case may be, the holder would beneficially own in excess of 4.99% of the outstanding common stock of the Company.

On April 1, 2006, the holder extended the initial payment due date of the Debenture to June 27, 2007, and in consideration thereof, the Company issued an additional warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $3.10 per share. On May 19, 2006, the Company used $1,823,000 of the proceeds related to a preferred stock offering to repay in full the interest and principal under the Debenture.

NOTE 11 - PREFERRED STOCK OFFERING

On May 18, 2006, the Company consummated its public offering (the "offering") of 1,200,000 shares of Series A 10% Convertible Preferred Stock ("Preferred Stock") resulting in gross proceeds of $12,000,000 to the Company. The underwriters were granted an overallotment option to purchase up to an additional 180,000 shares of Preferred Stock with an exercise price of $10.00 per share. The underwriters were also issued a warrant to purchase 120,000 shares of Preferred Stock with an exercise price of $10.00 per share. The public price per share for the offering was $10.00. The shares of Series A Convertible Preferred Stock are listed on the American Stock Exchange under the symbol JVI.PR.

Each share of Preferred Stock is convertible into four (4) shares of Common Stock. If after May 18, 2009, the Company's common stock exceeds the conversion price of the Preferred Stock by more than 35% and is traded on a national exchange, the Company may terminate the conversion right. If the Company issues a conversion cancellation notice, the Company will have the right to redeem the stock after May 18, 2008 for cash, at the Company's option, at $10.00 per share, plus accrued and unpaid dividends to the redemption date.

On May 31, 2006, the underwriters exercised their overallotment option to purchase 180,000 shares of the Preferred Stock at $10.00 per share.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (UNAUDITED)


NOTE 12 - SUBSEQUENT EVENTS

On October 11, 2006, the Company redeemed two promissory notes in the principal amounts of $60,000 and $70,000 each at the Company's option. The $60,000 note was held by Ragan & Ragan, P.C., a related entity.

Item 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this prospectus.

NOTE ON FORWARD LOOKING STATEMENTS

         This quarterly report on Form 10-QSB includes and incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 with respect to our financial condition, results of operations, plans, objectives, future performance and business, which are usually identified by the use of words such as "will," "may," "anticipates," "believes," "estimates," "expects," "projects," "plans," "predicts," "continues," "intends," "should," "would," or similar expressions. We intend for these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with these safe harbor provisions.

         These forward-looking statements reflect our current views and expectations about our plans, strategies and prospects, which are based on the information currently available and on current assumptions.

         We cannot give any guarantee that these plans, intentions or expectations will be achieved. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those Risk Factors set forth in our Form 10-KSB for the year ended December 31, 2005. Listed below and discussed elsewhere in this quarterly report are some important risks, uncertainties and contingencies that could cause our actual results, performances or achievements to be materially different from the forward-looking statements included or incorporated by reference in this quarterly report. These risks, uncertainties and contingencies include, but are not limited to, the following:

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

         You should read this quarterly report and the documents that we incorporate by reference in this quarterly report completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.


Restatement

         As a result of the prior 2004 year restatement discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2005, we have adjusted the 2005 beginning balances for both additional paid in capital and accumulated deficit. The effect of this adjustment was an increase in additional paid in capital of $2,859,307 and an increase in accumulated deficit of ($2,859,307). The restatement had no impact on our net income, earnings per share, cash position and revenue for the year ended December 31, 2005.

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

Critical Accounting Policies

         Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the fair value of finance contract receivables, the fair value of properties held for sale and the reported amounts of revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to the recognition of revenue, future estimated cash flows and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We believe the following critical accounting policies affect the significant judgment and estimates used in the preparation of our consolidated financial statements.

Purchased Receivable Portfolios and Revenue Recognition

         We purchase pools of consumer receivable accounts at a substantial discount from their face amounts, usually discounted at 75% to 97% from face value and are recorded by us at our acquisition cost, including the estimated cost of court filing fees and account media. The pools of consumer receivables contain accounts that have experienced deterioration of credit quality between origination and our acquisition of the consumer receivable portfolios. The discounted amount paid for a pool of consumer receivable accounts reflects our determination that it is probable we will be unable to collect all amounts due according to the contractual terms of the accounts. At acquisition, we review the consumer receivable accounts in the portfolio to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that we will be unable to collect all amounts due according to the contractual terms of the accounts. If both conditions exist, we determine whether each such loan is to be accounted for individually or whether such receivables will be assembled into static pools based on common risk characteristics. We consider expected prepayments and estimate the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio of consumer receivable accounts and subsequently aggregated pools of consumer receivable accounts. We determine the excess of the pool's scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted based on our proprietary acquisition models. The remaining amount, representing the excess of the loan's cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the remaining life of the loan or pool.

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

         Where the future cash collections of a portfolio cannot be reasonably estimated we use the cost recovery method as prescribed under Statement of Position 03-3. Under the cost recovery method, no revenue is recognized until we have fully collected the initial acquisition cost of the portfolio. We have no consumer receivable portfolios that are accounted for under the cost recovery method.

         Under Statement of Position 03-3, to the extent that there are differences in actual performance versus expected performance, increases in expected cash flows are recognized prospectively through adjustment of internal rate of return while decreases in expected cash flows are recognized as impairment. Under both the guidance of Statement of Position 03-3 and the amended Practice Bulletin 6, when expected cash flows are higher than prior projections, the increase in expected cash flows results in an increase in the internal rate of return and therefore, the effect of the cash flow increase is recognized as increased revenue prospectively over the remaining life of the affected pool. However, when expected cash flows are lower than prior projections, Statement of Position 03-3 requires that the expected decrease be recognized as an impairment by decreasing the carrying value of the affected pool (rather than lowering the internal rate of return) so that the pool will amortize over its expected life using the original internal rate of return.

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

         The internal rate of return is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using our proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, we use the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the portfolio, or until such time that we consider the collections to be probable and estimable and begin to recognize income based on the interest method as described above. We have no consumer receivable portfolios that are accounted for under the cost recovery method.

         We establish valuation allowances for all acquired consumer receivable portfolios subject to Statement of Position 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the loans. At September 30, 2006, we had no valuation allowance on our consumer receivables. Prior to January 1, 2005, if estimated future cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance.

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

Stock Based Compensation

         We have adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated financial statements. SFAS No. 123R requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. We have adopted the modified prospective application method of SFAS No.123(R), effective January 1, 2006, and the adoption of SFAS No. 123(R) has had an immaterial impact on our consolidated results of operations and earnings per share. Additionally, regarding the treatment of non-employee stock based compensation, we have followed the guidance of EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".


New Accounting Pronouncements
-----------------------------

         In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation FASB No. 109 ("FIN 48"), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating that impact of adopting FIN 48 on our consolidated financial statements.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another United States Generally Accepted Accounting Principles standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations, but do not believe the impact of the adoption will be material.

         In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years' financial statements. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We have evaluated the potential impact SAB 108 may have on our financial position and results of operations and do not believe the impact of the application of this guidance will be material.


Results of Operations
---------------------

         Total Revenues

            Total revenues for the three month period ended September 30, 2006 (the "2006 Third Quarter") were $2,925,131 as compared to $2,758,285 during the three month period ended September 30, 2005 (the "2005 Third Quarter"), representing a 6.0% increase. Revenues in the nine month period ended September 30, 2006 (the "2006 Period") were $6,918,576 as compared to $6,227,436 in the same period in the prior year (the"2005 Period"), representing an 11.1% increase. The increase in revenues in each period was primarily attributable to a significant increase in collections on consumer receivables at our Velocity Investments subsidiary that was partially offset by a significant decrease in revenues from the sale of real property at our J. Holder subsidiary. Revenues from the sale of real property, the collection of consumer receivables and the collection of taxes and interest derived from tax lien certificates owned by the Company represented approximately 15.6%, 80.6% and 3.8%, respectively, during the 2006 Third Quarter as compared to 61.2%, 37.0% and 1.8% during the 2005 Third Quarter and approximately 15.3%, 81.7% and 3.0%, respectively, during the 2006 Period as compared to 58.9%, 36.5% and 4.6% during the 2005 Period. Although management believes that the mix of revenues on a comparative basis will vary from reporting period to reporting period partly as a result of factors beyond the Company's control, such as maturity dates, court decisions and other similar events that affect the timing of revenue recognition, we also believe that the increase in consumer receivables revenues in each period is reflective of the continued growth in our consumer receivables business. It is anticipated that such growth will be accelerated over time as a result of Velocity Investments $12.5 million credit facility which can be used exclusively to purchase additional consumer receivable portfolios.


         Total Operating Expenses

            Total operating expenses for the 2006 Third Quarter were $1,891,999 as compared to $2,064,266 during the 2005 Third Quarter, representing a 8.3% decrease. Total operating expenses for the 2006 Period were $4,760,384 as compared to $5,017,632 during the 2005 Period, representing a 5.1% decrease. The decrease in total operating expenses in the 2006 Third Quarter was primarily attributable to a significant decrease in the cost of real property at our J. Holder subsidiary partially offset by increased professional fees incurred as a result of the Company's obligations as a public company, the Company's completion of its preferred stock offering discussed below and the expansion of operations at our Velocity Investments' subsidiary. The decrease in total operating expenses in the 2006 Period was primarily attributable to a significant decrease in the cost of real property at our J. Holder subsidiary also offset by increased professional fees. General and administrative expenses increased in the each period as a result of our increasing collection fees and lien searches for Velocity Investments and an increase in payroll expense as a result of the hire of additional employees in each period.

         Other Expense

            Interest expense in the 2006 Third Quarter was $340,347 as compared to $257,013 in the 2005 Third Quarter, representing a 32.4% increase. Interest expense in the 2006 Period was $971,932 as compared to $364,567 in the 2005 Period, representing a 166.6% increase. The increase in interest expense in each period was primarily attributable to increases in short term and long term borrowings, specifically with respect to a single residential property owned by our J. Holder subsidiary in Melbourne, Florida.

         Net Income

            Net income for the 2006 Third Quarter was $433,704 as compared to net income of $243,477 for the 2005 Third Quarter, a 78.1% increase. Net income for the 2006 Period was $703,723 as compared to $484,096 in the 2005 Period representing a 45.4% increase. The increase in net income in each period is primarily attributable to an increase in revenue from operations at Velocity Investments, our consumer receivables subsidiary. Results of operations are likely to fluctuate from quarter to quarter depending on the mix of revenue sources and other factors beyond the Company's control as indicated above. Accordingly, comparisons of quarter to quarter may not be meaningful.

         Liquidity and Capital Resources

            At September 30, 2006, the Company had approximately $5,700,000 in cash and cash equivalents resulting primarily from the proceeds of the preferred stock offering discussed below and accounts payable and accrued expenses in the amount of $627,303. Management believes that the revenues expected to be generated from operations, the Company's line of credit and the proceeds of the preferred stock offering discussed below, will be sufficient to finance operations for the foreseeable future.

         Net cash used by operating activities was approximately $8,400,000 during the 2006 Period, compared to approximately $11,100,000 in the 2005 Period. The decrease in net cash used by operating activities was primarily due to a decrease in the purchases of properties held for sale during the 2006 Period. Net cash used by investing activities was approximately $14,000 during the 2006 Period, compared to approximately $54,000 in the 2005 Period. The decrease in net cash used by investing activities was due to a decrease in the acquisition of property and equipment. Net cash provided by financing activities was approximately $14,000,000 during the 2006 Period, compared to approximately $9,800,000 in the 2005 Period. The increase in net cash provided by financing activities was primarily due to the proceeds received from the May 2006 preferred stock offering discussed below.

         On January 27, 2005, Velocity Investments entered into a Loan and Security Agreement with Wells Fargo Foothill, Inc., a California corporation, in which Wells Fargo Foothill agreed to provide Velocity Investments with a two year $12,500,000 senior credit facility to finance the acquisition of individual pools of unsecured consumer receivables that are approved by Wells Fargo Foothill under specific eligibility criteria set forth in the Loan and Security Agreement. As of September 30, 2006, the Company had $11,576,864 outstanding on its line of credit.

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

         Use of the senior credit facility is subject to Velocity Investments complying with certain restrictive covenants under the Loan and Security Agreement, including but not limited to: a restriction on incurring additional indebtedness or liens; a change of control of Velocity Investments; a restriction on entering into transactions with affiliates outside the course of Velocity Investment's ordinary business; and a restriction on making payments to us in compliance with the Subordination Agreement. In addition, Velocity Investments has agreed to maintain certain ratios with respect to outstanding advances on the credit facility against the estimated remaining return value on Wells Fargo Foothill financed portfolios, and, until Velocity Investment's members' equity equals or exceeds $3,250,000, Velocity Investments has agreed to maintain at least $3,250,000 in members' equity and subordinated debt. We have also agreed to maintain at least $6,000,000 in stockholders' equity and subordinated debt for the duration of the facility.

         On October 27, 2005, we and our wholly owned subsidiary, J. Holder, Inc., entered into a Securities Purchase Agreement with an institutional investor relating to a sale of a 10% Secured Convertible Debenture, due April 27, 2007, in the principal amount of $1.8 million, and an associated common stock purchase warrant to purchase 200,000 shares of our common stock at an exercise price of $3.10 per share. Proceeds from the financing ($1,780,000) were used primarily for working capital purposes including, but not limited to, the purchase of distressed real property interests and distressed consumer receivable portfolios. On May 19, 2006, we entered into an amendment to the Securities Purchase Agreement pursuant to which we extended the initial maturity date of the Convertible Debenture and issued an additional warrant to purchase 50,000 shares of our common stock at a purchase price of $3.10. On May 19, 2006, we used $1,823,000 from the proceeds of our preferred offering (as described in the next paragraph) to repay in full interest and principal under the Convertible Debenture.

         On May 18, 2006, we consummated a public offering of 1,200,000 shares of our Series A Convertible Preferred Stock. The offering was underwritten by Anderson & Strudwick, Incorporated. The underwriters were granted an option to purchase up to an additional 180,000 shares of Series A Convertible Preferred Stock to cover over-allotments which they exercised on May 31, 2006. The public price per share for the offering was $10.00. Net proceeds of the offering amounted to approximately $12.55 million. As of September 30, 2006, approximately $3.5 million of the proceeds of the offering have been used for the purchase of distressed consumer receivable portfolios, $1.823 million has been used to repay the convertible debenture, $1,000,000 has been used to redeem a mortgage on an investment property in Florida, $760,000 has been used for general corporate expenses and approximately $810,000 has been used to redeem certain short term notes. The remaining proceeds of approximately $5.5 million have been placed in an interest bearing account at an independent bank.

Trends

As a result of our line of credit and Preferred Stock offering, we anticipate that we will incur significant increases in interest expense and dividend payments offset, over time, by expected increased revenues from consumer receivable portfolios purchased utilizing funds under such line of credit and the proceeds from the Preferred Stock offering. No assurance can be given that the expected revenues from such purchased portfolios will exceed the additional interest expense or dividends. We are not presently aware of any other known trends that may have a material impact on our revenues. We do not believe that the recent increases in interest rates, and the anticipated continuing gradual increases in interest rates, has had or will have a material adverse effect upon our business.

Item 3       Controls and Procedures.

(a) Disclosure Controls. (a) Disclosure Controls. As of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of such period, our disclosure controls and procedures were effective as of the period covered by this report in timely alerting them to material information relating to Velocity Asset Management, Inc. required to be disclosed in our periodic reports with the Securities and Exchange Commission. In addition, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of such period, our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There were no changes in our disclosure controls during the period covered by the Report on Form 10-QSB.

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

            As of September 30, 2006, there are presently no material pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is the subject and, to the best of our knowledge, no such actions against us is contemplated or threatened except as follows:

                 (1) A suit has been filed by J. Holder, Inc., our wholly owned subsidiary, in Lake County, Florida against W.A.C. International, Inc., a Florida corporation ("WAC"), with respect to the assignment of an undivided ten percent (10%) interest in a contract to purchase a large parcel of land located in Lake County, Florida. The approximate amount in controversy is $300,000. The case number is 05-2006-CA- 033215, consolidated with case number 05-2006-CA-006377, J. Holder, Inc., a New Jersey corporation, Plaintiff, v. Groveland Estates, LLC, a Delaware Limited Liability Company, W.A.C. International, Inc., a Florida corporation and Conrad Wagner, Defendants.

                 (2) A suit has been filed by J. Holder, Inc. in Brevard County, Florida against Groveland Estates, LLC, a Florida Limited Liability company ("Groveland"), with respect to an estate home located at 700 Jordan Blass Road in Melbourne, Florida. Groveland and WAC are related entities. The approximate amount in controversy is $500,000.The case number is 05-2006-CA-033215, consolidated with case number 05-2006-CA-00637, J. Holder, Inc., a New Jersey corporation, Plaintiff, v. Groveland Estates, LLC, a Delaware Limited Liability Company, W.A.C. International, Inc., a Florida corporation and Conrad Wagner, Defendants.


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



                                       VELOCITY ASSET MANAGEMENT, INC.

Dated:  November 15, 2006              By: /s/ JOHN C. KLEINERT
                                           -------------------------------------
                                           John C. Kleinert
                                           Chief Executive Officer and President