Form 10QSB/A
period 2006-06-30
VELOCITY ASSET MANAGEMENT INC
filed 2006-11-24
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

                         VELOCITY ASSET MANAGEMENT, INC.

                                  FORM 10-QSB/A
                     For the Six Months Ended June 30, 2006

                                      Index
                                                                            Page
                                                                          Number
PART I     FINANCIAL INFORMATION

Item 1     Condensed Consolidated Balance Sheets as at December 31,
           2005 and June 30, 2006 (unaudited for June 30, 2006 period)        3

           Condensed Consolidated Statements of Income for the three
           and six month periods ended June 30, 2006 and 2005 (unaudited)     5

           Condensed Consolidated Statements of Stockholders' Equity
           for the six months ended June 30, 2006 (unaudited)                 6

           Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 2006 and 2005 (unaudited)                7

           Notes to Condensed Consolidated Financial Statements               8

Item 6     Exhibits                                                          20

Signatures                                                                   21

Certifications                                                               22


                                EXPLANATORY NOTE

Velocity Asset Management, Inc. is filing this Amendment to its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, as filed with the SEC on August 21, 2006, for the purpose of revising its table of Condensed Consolidated Statements of Income (Unaudited), found on page 3 of the Quarterly Report. The figure "Net income per common share - basic" for the three months and for the six months ended June 30, 2006 is $0.00 and $0.01, respectively, not $0.01 and $0.02, respectively, as previously reported. The figure "Net income per share - diluted" for the three months and for the six months ended June 30, 2006 is $0.00 and $0.01, respectively, not $0.01 and $0.02, respectively, as previously reported.

This Form 10-QSB/A is also being filed for the purpose of revising the Earnings Per Share table and related disclosure set forth in Note 6 to Item 1.

This Form 10-QSB/A does not change our previously reported financial statements and other financial disclosures. Items included in the original Form 10-QSB that are not included herein are not amended and remain in effect as of the date of the original filing. Except as noted above, this Form 10-QSB/A does not update information that was presented in our original Quarterly Report on Form 10-QSB filed on August 21, 2006 to reflect recent developments that have occurred since that date.

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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       For the Three Months Ended       For the Six Months Ended
                                                                June 30                         June 30
                                                      ----------------------------    ----------------------------
                                                          2006            2005            2006            2005
                                                      ------------    ------------    ------------    ------------
REVENUES
  Sale of Real Property                               $    232,254    $    832,449    $    603,566    $  2,048,927
  Income Recognized on Consumer Receivables              1,841,730         750,392       3,296,377       1,249,247
  Interest Income - Tax Certificates Held and Other         63,306         110,719          93,502         170,977
                                                      ------------    ------------    ------------    ------------

    Total Revenues                                       2,137,290       1,693,560       3,993,445       3,469,151
                                                      ------------    ------------    ------------    ------------

OPERATING EXPENSES
  Cost of Real Property                                     19,522         738,336         320,676       1,729,532
  Professional Fees                                        884,927         390,309       1,628,922         746,558
  General and Administrative Expenses                      521,103         226,166         918,787         477,276
                                                      ------------    ------------    ------------    ------------

    Total Operating Expenses                             1,425,552       1,354,811       2,868,385       2,953,366
                                                      ------------    ------------    ------------    ------------

    Income from Operations                                 711,738         338,749       1,125,060         515,785
                                                      ------------    ------------    ------------    ------------

OTHER EXPENSE
  Interest Expense                                        (311,021)        (99,451)       (631,585)       (107,554)
                                                      ------------    ------------    ------------    ------------

    Total Other Expense                                   (311,021)        (99,451)       (631,585)       (107,554)
                                                      ------------    ------------    ------------    ------------

Income Before Provision For Income Taxes                   400,717         239,298         493,475         408,231

Provision for Income Taxes                                 200,035          63,581         223,456         167,612
                                                      ------------    ------------    ------------    ------------

Net Income                                                 200,682         175,717         270,019         240,619

Preferred Dividend                                        (161,005)             --        (161,005)             --
                                                      ------------    ------------    ------------    ------------
Net Income Attributable to Common
  Shareholder - Basic and Diluted                     $     39,677    $    175,717    $    109,014    $    240,619
                                                      ============    ============    ============    ============

Weighted Average Common Shares - Basic                  15,972,321      15,927,698      15,972,321      15,923,994
                                                      ============    ============    ============    ============

Net Income per Common Share - Basic                   $       0.00    $       0.01    $       0.01    $       0.02
                                                      ============    ============    ============    ============

Weighted Average Common Shares - Diluted                17,417,920      17,755,041      17,405,773      17,809,589
                                                      ============    ============    ============    ============

Net Income per Common Share - Diluted                 $       0.00    $       0.01    $       0.01    $       0.01
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

NOTE 6 - EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares outstanding during each period, plus the incremental shares outstanding assuming the exercise of dilutive stock options. Outstanding options and warrants to non-employees convertible into 1,177,160 shares of common stock for the three and six months ended June 30, 2006, respectively, and 877,160 shares of common stock for the three and six months ended June 30, 2005, respectively, were not included in the income per share calculation because their effect would have been anti-dilutive. Convertible preferred stock, convertible into 1,941,099 and 970,549 shares of common stock for the three and six months ended June 30, 2006, respectively, were not included in the income per share calculation because their effects would have been anti-dilutive. Convertible notes, convertible into 383,854 and 416,927 shares of common stock for the three and six months ended June 30, 2006, respectively, were not included in the income per share calculation because their effect would have been anti-dilutive.


The following table sets forth the computation of basic and diluted earnings per share:

                                                Three months ended              Six months ended
                                                     June 30,                       June 30,
                                            ----------------------------   ----------------------------
                                                2006            2005           2006            2005
                                            ------------    ------------   ------------    ------------
Numerator:
    Net income                              $    200,682    $    175,717   $    270,019    $    240,619

    Preferred dividend                          (161,005)             --       (161,005)             --
                                            ------------    ------------   ------------    ------------
    Net income attributable to common
      shareholders - Basic and Diluted      $     39,677    $    175,717   $    109,014    $    240,619
                                            ------------    ------------   ------------    ------------

Denominator:

    Weighted average shares - Basic           15,972,321      15,927,698     15,972,321      15,923,994
    Effect of dilutive securities:

    Stock options                              1,445,599       1,827,343      1,433,452       1,885,595
                                            ------------    ------------   ------------    ------------
    Weighted average shares - Diluted         17,417,920      17,755,041     17,405,773      17,809,589
                                            ------------    ------------   ------------    ------------

    Net income per common share - Basic             0.00            0.01           0.01            0.02
                                            ============    ============   ============    ============

    Net income per common share - Diluted           0.00            0.01           0.01            0.01
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

NOTE 9 - STOCK BASED CONSIDERATION TO NON-EMPLOYEES

On September 1, 2005, the Company entered into an Independent Consulting Agreement (the "Agreement") with Lomond International, Inc., an unrelated corporation (the "Consultant"), pursuant to which the Consultant agreed to provide certain specified business advisory services for a period of one year. As compensation for such services, the Company sold to the Consultant, as a commencement bonus, a warrant to purchase 50,000 shares of the Company's common stock with an exercise price of $2.50 per share, and an expiration date of March 31, 2009, for an aggregate purchase price of $2,500. The warrant will participate in all forward and reverse stock splits and stock dividends and will have a one-time piggy-back registration right on the warrant and the shares of common stock underlying the warrant. On November 11, 2005, the Business Advisory Agreement, dated September 1, 2005, between the Company and Lomond International, Inc. was amended, retroactive to the date of the agreement, to eliminate any compensation payable by the Company to Lomond International Inc. in connection with any debt or equity investment of any kind. As consideration for such amendment, Lomond was paid a fee of $25,000.

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

The shares of Preferred Stock are convertible into common stock at a conversion rate of $2.50 per share at the option of the holder. If after May 18, 2009, the Company's common stock exceeds the conversion price of the Preferred Stock by more than 35% and is traded on a national exchange, the Company may terminate the conversion right. If the Company issues a conversion cancellation notice, the Company will have the right to redeem the stock after May 18, 2009 for cash, at the Company's option, at $10.00 per share, plus accrued and unpaid dividends to the redemption date.

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


                                       VELOCITY ASSET MANAGEMENT, INC.

Dated:  November 24, 2006              By: /s/ JOHN C. KLEINERT
                                           -------------------------------------
                                           John C. Kleinert
                                           Chief Executive Officer and President