Form 10QSB/A
period 2006-09-30
VELOCITY ASSET MANAGEMENT INC
filed 2006-11-24
CIK 813565

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

                                  FORM 10-QSB/A
                    For the Quarter Ended September 30, 2006

                                      Index
                                                                            Page
                                                                          Number
PART I      FINANCIAL INFORMATION

Item 1      Condensed Consolidated Balance Sheets as at December 31,
            2005 and September 30, 2006 (unaudited for September 30,
            2006 period)                                                     1

            Condensed Consolidated Statements of Income for the
            three and nine month periods ended September 30, 2006
            and 2005 (unaudited)                                             3

            Condensed Consolidated Statements of Stockholders' Equity
            as of December 31, 2005 and for the nine months ended
            September 30, 2006 (unaudited for September 30, 2006)            4

            Condensed Consolidated Statements of Cash Flows for the
            nine months ended September 30, 2006 and 2005 (unaudited)        5

            Notes to Condensed Consolidated Financial Statements             6

Item 6      Exhibits                                                        16
Signatures                                                                  17
Certifications                                                              18


                                EXPLANATORY NOTE

Velocity Asset Management, Inc. is filing this Amendment to its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, as filed with the SEC on November 15, 2006, for the purpose of revising its table of Condensed Consolidated Statements of Income (Unaudited), found on page 3 of the Quarterly Report. The figure "Net income per common share - diluted" for the three months and for the nine months ended September 30, 2006 is $0.01, not $0.02 and $0.04, as previously reported.

This Form 10-QSB/A is also being filed for the purpose of revising the Earnings Per Share table and related disclosure set forth in Note 6 to Item 1.

This Form 10-QSB/A does not change our previously reported financial statements and other financial disclosures. Items included in the original Form 10-QSB that are not included herein are not amended and remain in effect as of the date of the original filing. Except as noted above, this Form 10-QSB/A does not update information that was presented in our original Quarterly Report on Form 10-QSB filed on November 15, 2006 to reflect recent developments that have occurred since that date.

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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          For the Three Months             For the Nine Months
                                                          Ended September 30,              Ended September 30,
                                                      ----------------------------    ----------------------------
                                                          2006            2005            2006            2005
                                                      ------------    ------------    ------------    ------------
REVENUES
  Sale of real property                               $    456,166    $  1,687,537    $  1,059,732    $  3,670,889
  Income on consumer receivables                         2,356,782       1,022,131       5,653,159       2,271,378
  Interest income - tax certificates held and other        112,183          48,617         205,685         285,169
                                                      ------------    ------------    ------------    ------------

      Total revenues                                     2,925,131       2,758,285       6,918,576       6,227,436
                                                      ------------    ------------    ------------    ------------

OPERATING EXPENSES
  Cost of real property                                    398,315       1,260,486         718,991       2,990,019
  Professional fees                                        885,374         556,796       2,514,296       1,303,354
  General and administrative expenses                      608,310         246,984       1,527,097         724,259
                                                      ------------    ------------    ------------    ------------

      Total operating expenses                           1,891,999       2,064,266       4,760,384       5,017,632
                                                      ------------    ------------    ------------    ------------

      Income from operations                             1,033,132         694,019       2,158,192       1,209,804
                                                      ------------    ------------    ------------    ------------

OTHER EXPENSE
   Interest expense                                       (340,347)       (257,013)       (971,932)       (364,567)
                                                      ------------    ------------    ------------    ------------

Income before provision for income taxes                   692,785         437,006       1,186,260         845,237

Provision for income taxes                                 259,081         193,529         482,537         361,141
                                                      ------------    ------------    ------------    ------------

Net income                                            $    433,704    $    243,477    $    703,723    $    484,096

Preferred Dividend                                        (345,000)             --        (506,005)             --
                                                      ------------    ------------    ------------    ------------

Net income attributable to common
  shareholder - basic                                       88,704         243,477         197,718         484,096
                                                      ============    ============    ============    ============

Weighted average common shares - basic                  15,996,234      15,966,217      15,980,409      15,939,214
                                                      ============    ============    ============    ============

Net income per common share - basic                   $       0.01    $       0.02    $       0.01    $       0.03
                                                      ============    ============    ============    ============

Weighted average common shares - diluted                17,044,125      17,686,837      17,285,341      17,769,817
                                                      ============    ============    ============    ============

Net income per common share - diluted                 $       0.01    $       0.01    $       0.01    $       0.03
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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      (Formerly known as Tele-Optics, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (UNAUDITED)


NOTE 6 - EARNINGS PER SHARE

                  Basic earnings per share are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares outstanding during each period, plus the incremental shares outstanding assuming the exercise of dilutive stock options. Outstanding options and warrants to non-employees convertible into 1,177,160 shares of common stock for the three and nine months ended September 30, 2006, respectively, and 927,160 shares of common stock for the three and nine months ended September 30, 2005, respectively, were not included in the income per share calculation because their effect would have been anti-dilutive. Convertible preferred stock, convertible into 5,520,000 and 2,487,033 shares of common stock for the three and nine months ended September 30, 2006, respectively, were not included in the income per share calculation because their effects would have been anti-dilutive. Convertible notes, convertible into -0- shares of common stock and 277,951 shares of common stock for the three and nine months ended September 30, 2006, respectively, were not included in the income per share calculation because their effect would been anti-dilutive.


The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three months ended            Nine months ended
                                                              September 30,                  September 30,
                                                      ----------------------------   ----------------------------
                                                          2006            2005           2006            2005
                                                      ------------    ------------   ------------    ------------
Numerator:
     Net income                                       $    433,704    $    243,477   $    703,723    $    484,096

     Preferred dividend                                   (345,000)             --       (506,005)             --
                                                      ------------    ------------   ------------    ------------
     Net income attributable to common shareholders
       - Basic and Diluted                            $     88,704    $    243,477   $    197,718    $    484,096
                                                      ------------    ------------   ------------    ------------

Denominator:

     Weighted average shares - Basic                    15,996,234      15,966,217     15,980,409      15,939,214
     Effect of dilutive securities:
     Stock options                                       1,047,891       1,720,620      1,304,932       1,830,603
                                                      ------------    ------------   ------------    ------------

     Weighted average shares - Diluted                  17,044,125      17,686,837     17,285,341      17,769,817
                                                      ------------    ------------   ------------    ------------

     Net income per common share - Basic                      0.01            0.02           0.01            0.03
                                                      ============    ============   ============    ============

     Net income per common share - Diluted                    0.01            0.01           0.01            0.03
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