Form 10KSB
period 2006-12-31
VELOCITY ASSET MANAGEMENT INC
filed 2007-04-05
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d )
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

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

         Series A Convertible Preferred Stock, par value $.001 per share
                                (Title of Class)

                             American Stock Exchange
                     (Name of exchange on which registered)

          Securities registered pursuant to Section 12 (g) of the Act:
                     Common Stock, par value $.001 per share
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in the form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $10,284,482

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 1, 2007 ($2.47 per share) was $9,396,360.

State the number of shares outstanding of each of the issuer's classes of common equity: As of March 1, 2007: 16,154,321 shares of common stock, par value $.001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                TABLE OF CONTENTS

PART I

   ITEM 1:  DESCRIPTION OF BUSINESS                                          5

   ITEM 2:  DESCRIPTION OF PROPERTIES                                       23

   ITEM 3:  LEGAL PROCEEDINGS                                               23

   ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             23

PART II

   ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS                                                         24

   ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.                                      26

   ITEM 7:  FINANCIAL STATEMENTS                                            34

   ITEM 8:  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE                                        34

   ITEM 8A: CONTROLS AND PROCEDURES                                         34

   ITEM 8B: OTHER INFORMATION                                               34

PART III

   ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF
            THE REGISTRANT                                                  35

   ITEM 10: EXECUTIVE COMPENSATION                                          38

   ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT                                                      41

   ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  42

PART IV

   ITEM 13: EXHIBITS                                                        44

   ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES                          46

                           FORWARD LOOKING STATEMENTS

This Form 10-KSB and other reports we file from time to time with the Securities and Exchange Commission (collectively, the "Filings") contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. When used in the Filings the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" or the negative of these terms and similar expressions as they relate to us or our management identify forward looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled "Risk Factors") relating to our industry and our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

PART I
------

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

We were incorporated in Delaware under the name Tele-Optics, Inc. in December 1986. Effective April 8, 2004 we changed our corporate name from Tele-Optics, Inc. to Velocity Asset Management, Inc., and effected a one for thirteen reverse split of our then issued and outstanding shares of common stock. Except as otherwise noted, all share and per share data set forth in this annual report gives effect of the one for thirteen reverse split.

Unless the context otherwise requires, the terms "we," "us" or "our" as used hereinafter refer to Velocity Asset Management, Inc. and our subsidiaries, including TLOP Acquisition and its subsidiaries J. Holder, Inc., ("J. Holder") VOM, LLC ("VOM") and Velocity Investments, LLC ("Velocity Investments") for periods after February 3, 2004 and Tele-Optics, Inc. for periods before February 3, 2004.

Overview

Since February 3, 2004, when we acquired STB, Inc., a New Jersey corporation, we have engaged in acquiring, managing, collecting and servicing distressed assets, consisting of consumer receivable portfolios, interests in distressed real property and tax lien certificates, through three wholly-owned subsidiaries:

Velocity Investments which was formed in 2002, invests in consumer receivable portfolios purchased in the secondary market at a discount from face value and then seeks to liquidate interests contained within these portfolios through legal collection means. As of December 31, 2006, Velocity Investments, LLC held approximately $38,000,000 in distressed consumer receivables.

J. Holder, which was formed in 1998, invests in interests in distressed real property, namely real property being sold at sheriff's foreclosure and judgment execution sales, defaulted mortgages, partial interests in real property and the acquisition of real property with clouded title, with the goal of re-selling the property or perfecting the partial interest and/or clouded title for resale. These investments are made following an extensive due diligence analysis of the legal status of the property and a market analysis of the property's value. The average holding period for J. Holder's properties is six months. As of December 31, 2006, J. Holder, Inc. held approximately $6,245,000 in real property inventory and $25,000 in assignments and judgments of real property interests.

VOM, which was formed in 2002, invests in New Jersey municipal tax lien certificates. VOM purchases tax lien certificates in the secondary market which allows VOM to perform its due diligence on a static pool of assets to determine what discount to par VOM is willing to offer as a purchase price. The average purchase price paid for a tax lien certificate in the secondary market is at a 95% discount to the assessed value of the individual property. VOM creates returns by liquidating the portfolio while capitalizing upon opportunities presented by the current tax lien environment to acquire the underlying real properties that are the subject of the tax liens. As of December 31, 2006, VOM, LLC held approximately $472,000 in tax certificates and accrued interest.

Our objective is to maximize our return on investment in distressed assets. Our overall capital base is allocated primarily to the purchase of consumer receivable portfolios, although we are continuing to evaluate market opportunities in connection with interests in distressed real property and tax lien certificates based on the conditions of the particular market, the price/cost of the specific asset within such market and our internal risk/return analysis. The strategy for the allocation of capital among different types of distressed assets is determined solely by our senior management.

Prior to 2004, the majority of our revenues had been derived from the realization of our distressed real property assets, which accounted for approximately 85% of our revenues during fiscal 2003, as compared to 7.5% of our revenues during such year for each of our consumer receivables and our tax lien certificates. Revenues generated by the realization or sale of our consumer receivables business increased to $1,726,356 in fiscal 2004, or approximately 39.6% of our total revenues for fiscal 2004, to $3,633,945, or approximately 44.9% of our total revenues in fiscal 2005 and to $8,431,259, or approximately 82.1% of our total revenues in fiscal 2006, while revenues from our distressed real property assets were $2,369,564, or approximately 54.4% of our total revenues in fiscal 2004, $3,685,338, or approximately 45.5% of our total revenues in fiscal 2005 and $1,585,175 or approximately 15.4% of our total revenues in fiscal 2006. We anticipate increasing growth in our consumer receivables portfolios as a result of the $17.5 million line of credit that our

Velocity Investments, LLC subsidiary entered into with Wells Fargo Foothill, Inc. in 2005, as amended in February 2006, December 2006 and February 2007. Such line of credit can be, and has been, used exclusively to purchase additional consumer receivable portfolios.

We acquire consumer receivable portfolios at a significant discount to the amount actually owed by the obligors. We acquire these portfolios after a qualitative and quantitative analysis of the underlying receivables and calculate the purchase price so that our estimated cash flow offers us an adequate return on our acquisition costs and servicing expenses. After purchasing a consumer receivable portfolio, we actively monitor its performance and review and adjust our collection and servicing strategies accordingly. Although we perform some collection activities, we outsource the legal collection process to third parties to keep actual overhead at a minimum. Historically, all of our consumer receivables have been from obligors in New Jersey but, since December 2004, we have acquired obligors in other states and intend to continue to expand our operations geographically.

We were originally incorporated for the purpose of acquiring all of the common stock of Lenzar Optics, Inc. That company was then engaged in the development, manufacture and marketing of a variety of optical, electronic and electro-optical products for use in the medical and defense industries. In September 1991, we sold all of our assets related to Lenzar's operations to a third party. From the date of that sale and until February 3, 2004, when we acquired STB, Inc., a New Jersey corporation ("STB"), we had virtually no active business operations. On November 21, 1997, new investors, including our management immediately prior to the effective date, purchased approximately sixty-two (62%) percent of our then issued and outstanding common stock. Between November 21, 1997 and February 3, 2004, those investors and others provided additional funds in the form of equity investment and loans that ensured our viability and permitted us to continue our limited operations and pursue business opportunities.

On February 3, 2004, we entered into and consummated an agreement and plan of merger by and among our wholly-owned subsidiary, TLOP Acquisition Company, L.L.C., a New Jersey limited liability company, STB and the stockholders of STB, John C. Kleinert, W. Peter Ragan, Sr. and W. Peter Ragan, Jr. In accordance with the terms of the merger agreement, on that date, STB was merged with and into TLOP Acquisition, and we issued to the stockholders of STB, in exchange for all of the common stock of STB issued and outstanding, (a) an aggregate of 6,129,424 shares of our common stock, (b) the right to receive an aggregate of 1,808,077 additional shares of our common stock upon amendment of our certificate of incorporation to increase the total number of shares of capital stock that we are authorized to issue, and (c) warrants to purchase during a period of five years an aggregate of 2,437,000 shares of our common stock at an exercise price of $1.04 per share. The 6,129,424 shares of our common stock issued to the former stockholders of STB represented approximately 80% of the then total issued and outstanding shares of our common stock. The merger agreement also provided that upon amendment of our certificate of incorporation to authorize us to issue a series of preferred stock having certain terms and conditions, John
C. Kleinert would convert all of the debt owed by us to him, including debt under a line of credit and other secured loans, into shares of such preferred stock. Mr. Kleinert has since converted all of the debt owed by us to him into shares of our common stock. Except as may be otherwise noted, all share and per share data set forth is this filing give effect to the one for thirteen reverse split of our common stock effected on April 8, 2004.

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

Preferred Stock Offering

On May 18, 2006, we consummated a public offering of 1,200,000 shares of Series A Convertible Preferred Stock resulting in gross proceeds of $12 million to us (the "Offering"). The Offering was underwritten by Anderson & Strudwick, Incorporated (the "Underwriter"). After deducting underwriting commissions, approximately $11.040 million of such proceeds were received by us. The Underwriter was granted an option to purchase up to an additional 180,000 shares of Series A Convertible Preferred Stock to cover over-allotments (the "Over-Allotment Shares"). On May 31, 2006, the Underwriters exercised the over-allotment. The Over-Allotment Shares were sold at an offering price of $10.00 per Over-Allotment Share, generating gross proceeds of $1.8 million. After deducting underwriting commissions, we received approximately $1.656 million of such additional proceeds. In addition, the Company incurred approximately $300,000 in additional offering related costs. Our Series A Convertible Preferred Stock is traded on the American Stock Exchange under the symbol JVI.PR.

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

According to a US Federal Reserve release dated February 2007, consumer debt was $2.4 trillion as of December 2006, and increasing at an annual rate of 3.0%. We believe that as a result of the difficulty in collecting these receivables and the desire of originating institutions to focus on their core businesses and to generate revenue from these receivables, originating institutions are increasingly electing to sell these portfolios.

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

Additionally, in 2007, we intend to continue to grow our business generally while emphasizing the expansion of the business of Velocity Investments, LLC by acquiring additional consumer receivable portfolios, including multi-state consumer receivables. Until December 2004, when we acquired our first multi-state portfolio, all receivables owned by Velocity Investments, LLC were from obligors in New Jersey. Since December 2004, we have purchased portfolios with receivables from obligors in all 50 states, although we concentrate on acquiring receivables from obligors in New York, Massachusetts, Delaware, Maryland, Georgia, Alabama, Arkansas, Connecticut, Indiana, Ohio, Tennessee, Michigan, Colorado, Oregon, Wisconsin, Illinois, Kentucky, Minnesota, Rhode Island, Virginia, Hawaii, Wyoming, Florida, Pennsylvania, California and Missouri.

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

Historically, Velocity Investments, LLC has acquired consumer receivable portfolios with face amounts ranging from $225,000 to approximately $43 million at purchase prices ranging from $0.043 to $0.25 of such face amounts.

The following table summarizes our cumulative historical portfolio purchase price and cash collections as of December 31, 2004, 2005 and 2006. (All dollar amounts in thousands.)

                   Aggregate Initial   Total no. of                                        Gross Cash
                      Outstanding       Portfolios    Cumulative      Cumulative Gross     Collections
Reporting Period   Principal Amount     Purchased   Purchase Price      Collections        Per Period
----------------   ----------------    ----------- ----------------  ------------------  ---------------
   12/31/2004       $     21,008            15       $      3,489       $      2,596      $      2,150
   12/31/2005       $    154,112            37       $     14,939       $      8,001      $      5,405
   12/31/2006       $    353,154            63       $     30,306       $     18,779      $     10,778

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

The seller or broker typically supplies us with either a sample listing or the actual portfolio being sold on a compact disk, a diskette or other form of media. We analyze each consumer receivable portfolio to determine if it meets our purchasing criteria. We may then prepare a bid or negotiate a purchase price. If a purchase is completed, senior management monitors the portfolio's performance and uses this information in determining future buying criteria and pricing.

We purchase consumer receivables at substantial discounts from the balance actually owed by the obligors. We determine how much to bid on a portfolio and a purchase price by evaluating many different variables, such as:

o the number of collection agencies previously attempting to collect the receivables in the portfolio;

o        the average balance of the receivables;

o        the age of the receivables;

o        number of days since charge-off;

o        payments made since charge-off; and

o        the locations of the obligors.

Once a consumer receivable portfolio has been identified for potential purchase, we prepare quantitative analyses to analyze the potential collectibility of the portfolio. We also analyze the portfolio by comparing it to similar portfolios previously acquired by us. In addition, we perform qualitative analyses of other matters affecting the value of portfolios, including a review of the delinquency, charge off, placement and recovery policies of the originator as well as the collection authority granted by the originator to any third party collection agencies and, if possible, by reviewing their recovery efforts on the particular portfolio. After these evaluations are completed, members of our senior management discuss the findings, decide whether to make the purchase and finalize the price at which we are willing to purchase the portfolio.

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

We generally use third-party electronic public record searches to determine bankrupt and deceased obligors, which allows us to focus our resources on portfolio collections. Under a typical portfolio purchase agreement, the seller refunds the portion of the purchase price attributable to the returned accounts or delivers replacement receivables to us. Occasionally, we will acquire a well seasoned portfolio at a reduced price from a seller that is unable to meet all of our purchasing criteria. When we acquire such portfolios, the purchase price is discounted beyond the typical discounts we receive on the portfolios we purchase that meet our purchasing criteria.

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

We outsource all of the legal collection process of our receivables to third party law firms, historically only Ragan & Ragan, P.C., based on specific guidelines established by senior management and set forth in a third-party servicing contract. Each third-party law firm to whom we might outsource receivable servicing is selected from an industry law list with an accredited bond, has compatible information technology systems and meets certain other specific criteria. Our standard form of servicing contract provides for the payment to the law firm of a contingency fee equal to 25% of all amounts collected and paid by the debtors. Once a group of receivables is sent to a third-party servicer, our management actively monitors and reviews the servicer's performance on an ongoing basis. Our management receives detailed analyses, including collection activity and portfolio performance, from our internal servicing department to assist it in evaluating the results of the efforts of the third-party law firm. Based on portfolio performance guidelines, our management may move certain receivables from one third-party servicer to another if it anticipates that this will result in an increase in collections. Until December 2004, all of our receivables were from obligors in New Jersey and we employed the law firm of Ragan & Ragan, P.C. to service those receivables. We expect to continue to use Ragan & Ragan, P.C. with respect to our receivables in New Jersey until such time either (i) our agreement with Ragan & Ragan, P.C. terminates; or (ii) the consumer receivable portfolios in New Jersey increase beyond the capacity of Ragan & Ragan, P.C. Our current agreement with respect to consumer receivables portfolios with Ragan & Ragan P.C. is for a one year period commencing January 1, 2005, and automatically extends for additional periods of one year each unless terminated by us. The agreement provides for the payment to such firm of a contingency fee equal to 25% of all amounts collected and paid by the obligors. The shareholders of Ragan & Ragan, P.C. are W. Peter Ragan, Sr., our Vice President and a Director, and W. Peter Ragan Jr., President of our wholly-owned subsidiary, Velocity Investments LLC.

From time to time, we may resell certain accounts in our pool of consumer receivables that we have deemed uncollectible in order to generate revenue.

Distressed Real Property Program

We acquire interests in distressed real property, namely real property being sold at sheriff's foreclosure and judgment execution sales, defaulted mortgages, partial interests in real property and real property with clouded title. Properties and property interests are purchased mainly at publicly advertised judicial and non-judicial auction sales. Purchases of real property are mainly in New Jersey. However, we have also purchased six properties in Indiana through a Bankruptcy Court auction sale conducted in Atlanta, Georgia. It is anticipated that as we expand, we will acquire properties in other geographic locations. Some property interests are purchased through referrals from independent contractor finders who are paid a varying commission of the net profit, if any, at the time of the disposal of the asset to a third party transferee (not upon acquisition). Our subsidiary, J. Holder, Inc., has entered into a retainer agreement with the law firm of Ragan & Ragan P.C. and such firm has agreed to provide legal services at varying hourly rates in connection with the purchase and sale of J. Holder's interests in distressed real property with a minimum fee of $1,500 per each purchase and sale. In addition, such firm is entitled to receive a finder's fee equal to 15% of J. Holder's net profit, if any, at the time of sale of any property interest referred to us by Ragan & Ragan, P.C. The retainer agreement is for a one year period commencing January 1, 2005, and renews for successive periods of one year each unless terminated by our subsidiary.

Senior management conducts extensive due diligence on the status of any property or property interest proposed to be acquired by us and a market analysis of the property's value before making any investment decision.

Our average holding period for an interest in distressed real property prior to disposal has been six months, which has allowed for the wind-up of any litigation, possession and rehabilitation of the property to the degree necessary for resale. To the extent possible, any rehabilitation has been limited to clean up of the premises. Sales of properties are generally made through local, but nationally affiliated, realtors using multiple listing sources. From time to time, we sell interests in distressed real property to generate revenue and to dispose of unwanted properties. Typically, at closing, we pay a commission of 5% of the sales price, although incentives may be offered from time to time to expedite a particular sale.

On June 2, 2005, J. Holder acquired a residential property in Melbourne, Florida through a joint venture with Groveland Estates, LLC, an unrelated party. The property was purchased for $3.25 million from Detroit-based Comerica Bank, which had acquired the property through a foreclosure. Acquisition financing of approximately $3.3 million was provided by a group of investors, including J. Holder, which invested approximately $125,000, that will be entitled to receive 10% per annum and 2.0% of the loaned amount along with a pro rata share of 20% of the net profit, if any, realized by J. Holder upon the sale of the property. Under the terms of the joint venture agreement with Groveland Estates, LLC, the investor group, including J. Holder, will be entitled to receive 100% return of all capital, including acquisition and carrying costs, plus the cost of funds. In addition, J. Holder will be entitled to receive 60% of the net profit, if any, of the proceeds of the sale of the property, 20% of which will be shared pro rata with the investor group (including J. Holder), and Groveland Estates, LLC will be entitled to receive 40% of the net profit, if any, from the sale of the property, plus 20% of the actual cost, if any, of the property's renovation, as a project management fee. In the opinion of management, the property is adequately covered by insurance. On September 21, 2005, J. Holder entered into a $1,000,000 mortgage and security agreement, the proceeds of which are being used to renovate the property. Estimated renovations are expected to cost approximately $900,000. All principal accrues interest at a fixed annual rate of 12.0% per annum and payments of accrued interest are due and payable in arrears in equal monthly payments on the outstanding principal balance of the promissory note. J. Holder is required to make monthly interest only payments of $10,000.00 until October 21, 2007 at which time all principal, accrued interest and other charges are due and payable. This note was redeemed and paid in full on August 4, 2006. Although the property was appraised in February 2007 at $4.8 million, there can be no assurance that the sale of the property will result in a profit.

Tax Lien Certificate Program

We acquire tax lien certificates at a discount to par. We acquire these in the secondary market which allows senior management to perform its due diligence on the underlying property which is the subject of the tax lien before the determination is made regarding what discount to par we are willing to offer as a purchase price. Historically, all of the tax lien certificates we have purchased were related to properties located in the State of New Jersey, and were purchased in two separate portfolio pools in 2002. Our subsidiary, VOM, LLC has entered into a retainer agreement with the law firm of Ragan & Ragan, P.C., in which such firm has agreed to provide legal services at varying hourly rates in connection with the foreclosure of tax lien certificates. The Company has also agreed to pay Ragan & Ragan a minimum fee of $1,500 per tax lien certificate that is foreclosed upon and a commission equal to 15% of VOM's net profit, if any, at the time of the sale of real properties acquired by VOM upon foreclosure of a tax lien certificate.

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

Government Regulation

The relationship of obligors and a creditor is extensively regulated by Federal, state and municipal laws, rules, regulations and ordinances. These laws include, but are not limited to, the following statutes and regulations: the Fair Debt Collection Practices Act, the Federal Truth-In-Lending Act, the Fair Credit Billing Act, the Equal Opportunity Act, the Fair Foreclosure Act and the Fair Credit Reporting Act, as well as comparable statutes in states where obligors reside and/or where creditors are located. Among other things, the laws and regulations applicable to various creditors impose disclosure requirements regarding the advertisement, application, establishment and operation of credit accounts or other types of credit programs. Federal law requires a creditor to disclose to an obligor, among other things, the interest rates, fees, grace periods and balance calculations methods associated with their accounts. In addition, obligors are entitled to have payments and credits applied to their accounts promptly, to receive prescribed notices and to require billing errors to be resolved promptly. In addition, some laws prohibit certain discriminatory practices in connection with the extension of credit. Further, state laws may limit the interest rate and the fees that a creditor may impose on obligors. Failure by a creditor to comply with applicable laws could create claims and rights of offset that would reduce or eliminate an obligor's obligations, which could have a material adverse effect on our operations. Pursuant to agreements under which we purchase receivables, we are typically indemnified against losses resulting from the failure of the creditor to have complied with applicable laws relating to the receivables prior to our purchase of such receivables.

Certain laws, including the laws described above, may limit our ability to collect amounts owing with respect to the receivables regardless of any act or omission on our part. For example, under the Federal Fair Credit Billing Act, a credit card issuer may be subject to certain claims and defenses arising out of certain transactions in which a credit card is used if the consumer has made a good faith attempt to obtain satisfactory resolution of a problem relative to the transaction and, except in cases where there is a specified relationship between the person honoring the card and the credit card issuer, the amount of the initial transaction exceeds $50 and the place where the initial transaction occurred was in the same state as the consumer's billing address or within 100 miles of that address. Accordingly, as a purchaser of defaulted receivables, we may purchase receivables subject to valid defenses on the part of the obligor. Other laws provide that, in certain instances, obligors cannot be held liable for, or their liability is limited to $50 with respect to, charges to the credit card account that were a result of an unauthorized use of the credit card account. No assurances can be given that certain of our receivables were not established as a result of unauthorized use of a credit card account, and, accordingly, the amount of such receivables may not be collectible by us.

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

EMPLOYEES

As of December 31, 2006, we had a total of ten employees, of which eight are full time employees. Most of our collection activities are outsourced and managed by corporate officers. Each of our employees has signed a standard employee agreement. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

o        subsequently deemed these obligations as uncollectible; and

o        charged-off these obligations.

These receivable portfolios are purchased at significant discounts to the actual amounts the obligors owe. These receivables are difficult to collect and actual recoveries may vary and be less than the amount expected. In addition, our collections may worsen in a weak economic cycle. We may not recover amounts in excess of our acquisition and servicing costs.

Our ability to recover on our consumer receivable portfolios and produce sufficient returns can be negatively impacted by the quality of the purchased receivables. In the normal course of our portfolio acquisitions, some receivables may be included in the portfolios that fail to conform to certain terms of the purchase agreements and we may seek to return these receivables to the seller for payment or replacement receivables. However, we cannot guarantee that any of such sellers will be able to meet their payment obligations to us. Accounts that we are unable to return to sellers may yield no return. If cash flows from operations are less than anticipated as a result of our inability to collect sufficient amounts on our receivables, our ability to satisfy our debt obligations, purchase new portfolios and our future growth and profitability may be materially adversely affected.

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

We are dependent upon the efforts of our third party servicers, in particular the law firm of Ragan & Ragan, P.C., to service and collect our consumer receivables. Any failure by our third party servicers to adequately perform collection services for us or remit such collections to us could materially reduce our revenues and possibly our profitability. In addition, our revenues and profitability could be materially adversely affected if we are not able to secure replacement servicers. Until December 2004, our sole servicers had been the law firm of Ragan & Ragan, P.C., the principals of which are W. Peter Ragan, Sr. and W. Peter Ragan, Jr. our vice president and a director, and president of our wholly-owned subsidiary, Velocity Investments, LLC, respectively. Since December 2004, we have purchased portfolios with receivables from obligors in all 50 states, and entered into third party servicing arrangements with approximately 65 attorneys under which such attorneys service and collect our consumer receivables.

It may be a conflict of interest for W. Peter Ragan, Sr. to serve as a director and officer of our Company and for W. Peter Ragan, Jr. to serve as an officer of our Company, while also being the principals of Ragan & Ragan, P.C., our primary third party servicers.

As officers and, in the case of W. Peter Ragan, Sr., also as a director, of our Company, Messrs. Ragan and Ragan have a fiduciary duty to our stockholders. However, their position as the principals of the law firm Ragan & Ragan, P.C., the primary third party servicers of our consumer receivable portfolios, interests in distressed real property and tax lien certificates, may compromise their ability to make decisions in the best interests of our stockholders.

Each of Messrs. Ragan and Ragan devotes approximately 50% of his business time to our affairs in accordance with the terms of his respective employment agreement and the balance of his business time to his law practice which includes the representation of companies that may be deemed our competitors. Accordingly, there are potential conflicts of interest inherent in such relationship. The current agreement by and between our wholly-owned subsidiary, Velocity Investments, LLC, and Ragan & Ragan P.C. is for a one year period commencing January 1, 2005, and automatically extends for additional periods of one year each unless terminated by us. The agreement provides for the payment to such firm of a contingency fee equal to 25% of all amounts collected and paid by the obligors. The shareholders of Ragan & Ragan, P.C. are W. Peter Ragan, Sr., our vice president and a director, and W. Peter Ragan Jr., president of our wholly-owned subsidiary, Velocity Investments, LLC. During 2006 and 2005, we paid Ragan & Ragan, P.C an aggregate of $1,241,244 and $1,140,793 respectively, for services rendered in accordance with the terms of the agreements between our subsidiaries and Ragan & Ragan, P.C. Pursuant to an employment agreement dated January 1, 2004, by and between W. Peter Ragan, Sr. and us, Mr. Ragan, Sr. is entitled to an annual salary of $100,000 in consideration for his position as our Vice President and president of our wholly-owned subsidiaries' J. Holder, Inc. and VOM, LLC. In addition, pursuant to an employment agreement dated January 1, 2004, by and between W. Peter Ragan, Jr. and us, Mr. Ragan, Jr. is entitled to an annual salary of $100,000 per year in consideration for his position as president of our wholly owned subsidiary, Velocity Investments, LLC.

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

Each of W. Peter Ragan, Sr. and W. Peter Ragan, Jr. owns approximately 14.5% of our total outstanding shares of common stock as of March 1, 2007.

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

If an event of default occurs under our secured financing arrangements, it could seriously harm our operations.

On January 27, 2005, Velocity Investments, LLC entered into a Loan and Security Agreement with Wells Fargo Foothill, Inc. (the "Lender"), through which the Lender agreed to provide Velocity Investments, LLC with a three year $12,500,000 senior credit facility (the "Credit Facility") to finance up to 60% of the purchase price of the acquisition of individual pools of unsecured consumer receivables that are approved by the Lender under specific eligibility criteria set forth in the Loan and Security Agreement. On February 27, 2006, Velocity Investments, LLC entered into a First Amendment to the Loan and Security Agreement with Wells Fargo Foothill, Inc. (the "Amended and Restated Loan Agreement"). Pursuant to the Amended and Restated Loan Agreement, the Lender extended the Credit Facility until January 27, 2009 (formerly January 27, 2008) and agreed to increase the advance rate under the credit facility to 75.0% (up from 60%) of the purchase price of individual pools of unsecured consumer receivables that are approved by the Lender. The Lender also agreed to reduce the interest rate on the loan from 3.50% above the prime rate of Wells Fargo Bank, N.A. to 1.50% above such prime rate. In addition, the amortization schedule for each portfolio has been extended from twenty-four to thirty months. The Lender also agreed to reduce the personal guarantees from $1,000,000 to $250,000. On February 23, 2007, the line was increased to $17,500,000 pursuant to the Third Amendment to the Loan and Security Agreement.

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

Velocity Investments, LLC has agreed to maintain certain ratios with respect to outstanding advances on the credit facility against the estimated remaining return value on Wells Fargo Foothill financed portfolios, and Velocity Investments, LLC has agreed to maintain at least $6,000,000 in members' equity and subordinated debt. We have also agreed to maintain at least $21,000,000 in stockholders' equity and subordinated debt for the duration of the facility.

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

During times of economic recession, the amount of defaulted consumer receivables generally increases, which contributes to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings an obligor's assets are sold to repay credit originators, but since certain of the receivables we purchase are unsecured, we often would not be able to collect on those receivables. We cannot assure you that our collection experience would not decline with an increase in bankruptcy filings. If our actual collection experience with respect to our unsecured receivable portfolios is significantly lower than we projected when we purchased the portfolios, our realization on those assets may decline and our earnings could be negatively affected. We use estimates for recognizing revenue on a majority of our receivable portfolio investments and our earnings would be reduced if actual results are less than estimated.

We may not be able to acquire consumer receivables of new asset types or implementing a new pricing structure.

We may pursue the acquisition of consumer receivable portfolios of asset types in which we have little current experience. We may not be able to complete any acquisitions of receivables of these asset types and our limited experience in these asset types may impair our ability to collect on these receivables. This may cause us to pay too much for these receivables, and consequently, we may not generate a profit from these receivable portfolio acquisitions.

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

Our ability to execute our business strategy depends in part on sophisticated telecommunications and computer systems. The temporary loss of our computer and telecommunications systems, through casualty, operating malfunction or servicers failure, could disrupt our operations. In addition, we must record and process significant amounts of data quickly and accurately to properly bid on prospective acquisitions of consumer receivable portfolios and to access, maintain and expand the databases we use for our collection and monitoring activities. Any failure of our information systems and their backup systems would interrupt our operations. We may not have adequate backup arrangements for all of our operations and we may incur significant losses if an outage occurs. Any interruption in our operations could have an adverse effect on our results of operations and financial condition.

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

As of March 1, 2007, John C. Kleinert, W. Peter Ragan, Sr. and W. Peter Ragan, Jr., three of our executive officers, beneficially own or control approximately 81.1% (including shares issuable upon exercise of warrants owned by such stockholders) of our shares. If those stockholders act together, they will have the ability to control matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other stockholders may have little or no influence over matters submitted for stockholder approval. In addition, the ownership of such three stockholders could preclude any unsolicited acquisition of us, and consequently, materially adversely affect the price of our common stock. These stockholders may make decisions that are adverse to your interests.

Our Organizational Documents And Delaware Law Make It More Difficult For Us To Be Acquired Without The Consent And Cooperation Of Our Board Of Directors And Management.

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

Penny Stock Regulations May Impose Certain Restrictions On Marketability Of Our Common Stock.

The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock and preferred stock are subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities.

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

We have 8,500,000 shares of authorized "blank check" preferred stock, the terms of which may be fixed by our board of directors. Our board of directors has the authority, without stockholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of the holders of such preferred stock. Depending on the rights, preferences and privileges granted when the preferred stock is issued, it may have the effect of delaying, deferring or preventing a change in control without further action by the stockholders, may discourage bids for our common stock at a premium over the market price of the common stock and may adversely affect the market price of and voting and other rights of the holders of our common stock.

As of March 1, 2007, there are 1,380,000 shares of preferred stock outstanding. In addition to the preferred stock, we are authorized to issue 40,000,000 shares of our common stock. As of March 1, 2007, there were 16,154,321 shares of our common stock issued and outstanding. However, the total number of shares of common stock issued and outstanding does not include outstanding unexercised options, warrants or convertible preferred shares exercisable for 9,896,660 of shares of common stock. As of March 1, 2007, we have reserved up to 9,896,660 shares of our common stock for issuance upon exercise of outstanding stock options, warrants and convertible preferred stock. A total of 1,200,000 shares of common stock have been reserved under our 2004 Equity Incentive Program. As of the date of this Annual Report, 182,000 shares have been issued.

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

As of March 1, 2007, there were 16,154,321 shares of common stock held by our present stockholders, and approximately 14,247,720 shares may be available for public sale by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Act, subject to certain limitations. 3,100,063 shares and 1,364,005 shares may be sold pursuant to current registration statements, respectively. In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed 1% of the then outstanding shares of common stock. Based on the number of shares of common stock outstanding, approximately 3,100,000 shares could be sold under Rule 144 during the next 90 days. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not our affiliate and who has satisfied a two-year holding period. The sale of such a large number of shares may cause the price of our common stock to decline.

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

We have never paid dividends on our common stock and do not anticipate paying dividends on our common stock for the foreseeable future; therefore, returns on your investment may only be realized by the appreciation in value of our securities.

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

We may not be able to pay cash dividends on our preferred stock.

Under Delaware law, cash dividends on capital stock may only be paid from "surplus" or, if there is no "surplus," from the corporation's net profits for the then current or the preceding fiscal year. Unless we continue to operate profitably, our ability to pay cash dividends on our preferred stock would require the availability of adequate "surplus," which is defined as the excess, if any, of our net assets (total assets less total liabilities) over our capital. Further, even if adequate surplus is available to pay cash dividends on the preferred stock, we may not have sufficient cash to pay dividends on our preferred stock.

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

ITEM 2. DESCRIPTION OF PROPERTIES

Both our executive/corporate offices at 48 Franklin Turnpike, 3rd Floor, Ramsey, NJ 07746 and our business office at 3100 Route 138 West, Wall, New Jersey 07719 are located in leased space. The executive/corporate office is approximately 500 square feet and is subject to a one year lease from an unrelated third party (expiring on December 31, 2007) and has an annual lease payment of $12,000. The business office is approximately 1750 square feet and is subject to two renewable two year leases from unrelated third parties which expire on June 1, 2007 and January 1, 2008, respectively. Each have an annual lease payment of $18,000.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of our business we are involved in numerous legal proceedings, usually as the plaintiff. We regularly initiate collection lawsuits against consumers using our network of third party law firms. Also, consumers may occasionally initiate litigation against us in which they allege that we have violated a Federal or state law in the process of collecting on their account. We do not believe that these ordinary course matters are material to our business and financial condition.

As of the date of this filing, there are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a part or to which any of its property is the subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders during the fourth quarter of the fiscal year ended December 31, 2006. We anticipate holding our annual meeting of Stockholders late in the second quarter of 2007.

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

          Period Ended                                 High Bid       Low Bid
          ------------                                ----------    ----------
    Fiscal Year Ending December 31, 2005
          First Quarter                               $     4.45    $     2.10
          Second Quarter                              $     3.03    $     2.10
          Third Quarter                               $     2.65    $     1.65
          Fourth Quarter                              $     2.75    $     1.70
    Fiscal Year Ending December 31, 2006
          First Quarter                               $     2.09    $     1.70
          Second Quarter                              $     2.05    $     1.60
          Third Quarter                               $     1.90    $     1.25
          Fourth Quarter                              $     2.15    $     1.20

On March 12, 2007, the closing bid price of our common stock as reported on the OTC Bulletin Board was $2.50 per share.

Our preferred stock is traded on the American Stock Exchange under the symbol "JVI.PR". The following table sets forth the reported high and low bid quotations of our preferred stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

          Period Ended                                 High Bid       Low Bid
          ------------                                ----------    ----------
    Fiscal Year Ending December 31, 2006
          First Quarter                               $       --    $       --
          Second Quarter                              $    11.19    $    10.10
          Third Quarter                               $    10.90    $     9.89
          Fourth Quarter                              $    11.90    $    10.08


HOLDERS OF RECORD

As of March 8, 2007, there were approximately 240 holders of record of our common stock for which there were approximately 246 beneficial owners, and approximately one holder of record of our Series A Convertible Preferred Stock, for which there were approximately 746 beneficial owners.

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

The first dividend on the Series A Convertible Preferred Stock were paid on June 30, 2006 with respect to the period beginning on the date of issue and ending on June 30, 2006. The dividend paid was $0.1167 per share. Subsequently, dividends in the amount of $0.0833 per share with respect to the period ended September 30, 2006, and $0.0833 per share with respect to the period ending December 31, 2006.

Under Delaware law, cash dividends on capital stock may only be paid from "surplus" or, if there is no "surplus," from the corporation's net profits for the then current or the preceding fiscal year. Unless we continue to operate profitably, our ability to pay cash dividends on our preferred stock would require the availability of adequate "surplus," which is defined as the excess, if any, of our net assets (total assets less total liabilities) over our capital. Further, even if adequate surplus is available to pay cash dividends on the preferred stock, we may not have sufficient cash to pay dividends on our preferred stock.

RECENT SALES OF UNREGISTERED SECURITIES

During the period covered by this Report, we did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as previously included in a quarterly report on Form 10-QSB or a current report on Form 8-K.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this annual report.

Overview

Velocity Asset Management, Inc., previously known as Tele-Optics, Inc., was organized in the State of Delaware in December 1986. We were inactive until February 3, 2004, when we acquired STB, Inc., a New Jersey corporation. Since that acquisition, we have engaged in the business of acquiring, managing and servicing distressed assets, consisting of consumer receivable portfolios, interests in distressed real property and tax lien certificates. The business is carried on by our three wholly-owned subsidiaries: Velocity Investments, LLC, which invests in non-performing consumer debt purchased in the secondary market at a discount from face value and then seeks to liquidate these debt portfolios through legal collection means; J. Holder, Inc., which invests in distressed real property interests, namely real property being sold at sheriff's foreclosure and judgment execution sales, defaulted mortgages, partial interests in real property and the acquisition of real property with clouded title; and VOM, LLC, which invests in New Jersey municipal tax liens with the focus on realization of value through legal collection and owned real estate opportunities presented by the current tax environment.

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

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the fair value of consumer receivables, the fair value of properties held for sale and the reported amounts of revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to the recognition of revenue, future estimated cash flows and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We believe the following critical accounting policies affect the significant judgment and estimates used in the preparation of our consolidated financial statements.

Purchased Consumer Receivable Portfolios and Revenue Recognition

We purchase pools of consumer receivable accounts at a substantial discount from their face amounts, usually discounted at 75% to 97% from face value and are recorded by us at our acquisition cost, including the estimated cost of court filing fees and account media. The pools of consumer receivables contain accounts that have experienced deterioration of credit quality between origination and our acquisition of the consumer receivable portfolios. The discounted amount paid for a pool of consumer receivable accounts reflects our determination that it is probable we will be unable to collect all amounts due according to the contractual terms of the accounts. At acquisition, we review the consumer receivable accounts in the portfolio to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that we will be unable to collect all amounts due according to the contractual terms of the accounts. If both conditions exist, we determine whether each such loan is to be accounted for individually or whether such receivables will be assembled into static pools based on common risk characteristics. We consider expected prepayments and estimate the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio of consumer receivable accounts and subsequently aggregated pools of consumer receivable accounts. We determine the excess of the pool's scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted based on our proprietary acquisition models. The remaining amount, representing the excess of the loan's cash flows expected to be collected over the amount paid, is accreted into income recognized on consumer receivables over the remaining life of the loan or pool using the interest method.

We acquire these consumer receivable portfolios at a significant discount to the amount actually owed by the borrowers. We acquire these portfolios after a qualitative and quantitative analysis of the underlying receivables and calculate the purchase price so that our estimated cash flow provides us with a sufficient return on our acquisition costs and servicing expenses. After purchasing a portfolio, we actively monitor its performance and review and adjust our collection and servicing strategies accordingly.

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

We believe that the amounts and timing of cash collections for our purchased receivables can be reasonably estimated and, therefore, we utilize the interest method of accounting for our purchased consumer receivables prescribed by Statement of Position 03-3. Such belief is predicated on our historical results and our knowledge of the industry. Each static pool of receivables is statistically modeled to determine its projected cash flows based on historical cash collections for pools with similar risk characteristics. Statement of Position 03-3 requires that the accrual basis of accounting be used at the time the amount and timing of cash flows from an acquired portfolio can be reasonably estimated and collection is probable.

Where the future cash collections of a portfolio cannot be reasonably estimated, we use the cost recovery method as prescribed under Statement of Position 03-3. Under the cost recovery method, no revenue is recognized until we have fully collected the initial acquisition cost of the portfolio. We have no consumer receivable portfolios that are accounted for under the cost recovery method.

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

We establish valuation allowances for all acquired consumer receivable portfolios subject to Statement of Position 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the loans. At December 31, 2006, we had no valuation allowance on our consumer receivables. Prior to January 1, 2005, if estimated future cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance.

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

The following table shows the changes in consumer receivables, including amounts paid to acquire new portfolios of consumer receivables:


                                                            2006               2005
                                                        ------------       ------------
Balance at beginning of period                          $ 17,758,661       $  3,237,852
Acquisitions and capitalized costs, net of returns        22,915,748         16,291,794

Cash collections                                         (10,777,742)        (5,404,930)
Income recognized on consumer receivables                  8,431,259          3,633,945
                                                        ------------       ------------
Cash collections applied to principal                     (2,346,483)        (1,770,985)
                                                        ------------       ------------

Balance at end of period                                $ 38,327,926       $ 17,758,661
                                                        ============       ============

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

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes--An Interpretation of FASB Statement No. 109" (FIN
48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. FIN 48 requires companies to determine whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 will also require significant additional disclosures. This Interpretation will be effective for fiscal years beginning after December 15, 2006. The Company will implement this Interpretation in the first quarter of 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the potential impact this Interpretation will have on its financial position and results of operations, but does not believe the impact of the adoption will be material.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.

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

Results of Operations

Comparison of the Fiscal Year Ended December 31, 2006 to the Fiscal Year Ended December 31, 2005.

Revenues in the fiscal year ended December 31, 2006 were $10,284,482 as compared to $8,101,744 in the fiscal year ended December 31, 2005, representing a 26.9% increase. The increase in revenues was primarily attributable to an increase in collections on consumer receivables at our Velocity Investments, LLC subsidiary. Revenues from the sale of real property, the collection of consumer receivables and the collection of taxes and interest derived from tax lien certificates owned by us represented approximately 15.4%, 82.0%, and 2.6%, respectively, during fiscal 2006 as compared to 45.5%, 44.8%, and 9.7% during fiscal 2005. Although management believes that the mix of revenues on a comparative basis will vary from reporting period to reporting period partly as a result of factors beyond its control, such as maturity dates, court decisions and other similar events that affect the timing of revenue recognition, it also believes that the increase in consumer receivables revenues in fiscal 2006 is reflective of the continued growth in its consumer receivables business. It is anticipated that such growth will be accelerated over time as a result of the increase in February 2007 to $17.5 million in the credit facility that Velocity Investments, LLC obtained in 2005 which will and can be used exclusively to purchase additional consumer receivable portfolios.

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

Operating Expenses

Comparison of the Fiscal Year Ended December 31, 2006 to the Fiscal Year Ended December 31, 2005.


Total operating expenses for the fiscal year ended December 31, 2006 were $6,630,333 as compared to $6,465,620 during the fiscal year ended December 31, 2005, representing an increase of 2.5%. The increase in total operating expenses was primarily attributable to an increase in professional fees as a result of increasing collections by Velocity Investments, LLC' third party legal collection network, each of which generally receive a 25% commission fee on gross cash collections. General and administrative expenses increased in fiscal 2006 as a result of increasing due diligence expense for Velocity Investments, LLC and the expansion of operations, including the hiring of additional employees.


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

Other Expense

Comparison of the Fiscal Year Ended December 31, 2006 to the Fiscal Year Ended December 31, 2005.

Interest expense in the fiscal year ended December 31, 2006 was $1,363,418 as compared to $760,674 in the fiscal year ended December 2005, representing a 79.2% increase. The increase in interest expense was primarily attributable to accrued interest in connection with certain long term notes in connection with a residential property owned by J. Holder in Melbourne Florida and an increased usage of the senior credit facility with Wells Fargo Foothill.

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

Net Income (Loss)

Comparison of the Fiscal Year Ended December 31, 2006 to the Fiscal Year Ended December 31, 2005.


Net income for the year ended December 31, 2006 was $1,318,690 as compared to net income of $473,867 for the year ended December 31, 2005, an increase of 178.3%. The increase in net income in year 2006 is primarily attributable to an increase in interest income from consumer receivables as a result of expansion of operations and increased collections at our Velocity Investments, LLC subsidiary.


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

Liquidity and Capital Resources


At December 31, 2006, the Company had approximately $2,445,000 in cash and cash equivalents and trade accounts payable of approximately $875,000. Management believes that the revenues expected to be generated from operations, the Company's line of credit and the remaining proceeds of the preferred stock financing discussed below, will be sufficient to finance operations for the foreseeable future.

In order to expand operations by, among other things, purchasing additional portfolios of distressed consumer receivables, we have been seeking to raise additional capital by way of the sale of equity securities, debt instruments and obtaining a bank line of credit. If, for any reason, our available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors, including acquisitions), we may be required to seek additional funding.

Net cash used in operating activities was approximately $13,400,000 during 2006, compared to approximately $13,100,000 in the 2005 period. The increase in net cash used in operating activities was primarily due to a significant increase in the purchase of portfolios of consumer receivables, partially offset by a decrease in the purchases of properties held for sale during fiscal 2006. Net cash used in investing activities was approximately $14,000 during 2006, compared to approximately $66,000 in 2005. The decrease in net cash used by investing activities was due to a decrease in the acquisition of property and equipment. Net cash provided by financing activities was approximately $15,800,000 during 2006, compared to approximately $11,800,000 in 2005. The increase in net cash provided by financing activities was primarily due to the proceeds received from the May 2006 preferred stock offering discussed below.

On January 27, 2005, Velocity Investments, LLC entered into a Loan and Security Agreement with Wells Fargo Foothill, Inc., a California corporation, in which Wells Fargo Foothill agreed to provide Velocity Investments, LLC with a three year $12,500,000 senior credit facility to finance the acquisition of individual pools of unsecured consumer receivables that are approved by Wells Fargo Foothill under specific eligibility criteria set forth in the Loan and Security Agreement.

Simultaneous with the Loan and Security Agreement, the following agreements were also entered into with Wells Fargo Foothill: a Continuing Guaranty, in which we unconditionally and irrevocably guaranteed Velocity's obligations under the Loan and Security Agreement; a Security and Pledge Agreement, in which we pledged all of our assets to secure the credit facility, including, but not limited to, all of our stock ownership of J. Holder and all our membership interests in Velocity Investments, LLC and VOM; and a Subordination Agreement, in which all sums owing to us by Velocity Investments, LLC as an intercompany payable for advances or loans made or property transferred to Velocity Investments, LLC will be subordinated to the credit facility to the extent that such sums, when added to Velocity Investments, LLC membership interest in the parent does not exceed $3,250,000. In addition, three of our executive officers, John C. Kleinert, W. Peter Ragan, Sr. and W. Peter Ragan, Jr., provided joint and several limited guarantees of Velocity Investment's obligations under the Loan and Security Agreement.

On February 27, 2006, Velocity Investments, LLC entered into a First Amendment to the Loan and Security Agreement pursuant to which Wells Fargo Foothill extended the credit facility until January 27, 2009 and agreed to increase the advance rate under the facility to 75% (up from 60%) of the purchase price of individual pools of unsecured consumer receivables that are approved by the lender. Under the First Amendment to the Loan and Security Agreement, Wells Fargo Foothill also agreed to reduce the interest rate on the loan from 3.50% above the prime rate of Wells Fargo Bank, N.A. to 1.50% above such prime rate. In addition, the amortization schedule for each portfolio has been extended from twenty-four to thirty months. Wells Fargo Foothill also agreed to reduce the personal limited guarantees from $1,000,000 to $250,000. On February 23, 2007, Velocity Investments, LLC entered into a Third Amendment to the Loan and Security Agreement pursuant to which the size of the facility was increased to $17,500,000.

Use of the senior credit facility is subject to Velocity Investments, LLC complying with certain restrictive covenants under the Loan and Security Agreement, including but not limited to: a restriction on incurring additional indebtedness or liens; a change of control of Velocity Investments, LLC; a restriction on entering into transactions with affiliates outside the course of Velocity Investment's ordinary business; and a restriction on making payments to us in compliance with the Subordination Agreement. In addition, Velocity Investments, LLC has agreed to maintain certain ratios with respect to outstanding advances on the credit facility against the estimated remaining return value on Wells Fargo Foothill financed portfolios, and, Velocity Investments, LLC has agreed to maintain at least $6,000,000 in member's equity and subordinated debt. We have also agreed to maintain at least $21,000,000 in stockholder's equity and subordinated debt for the duration of the facility.

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

On May 18, 2006, we consummated our public offering of 1,200,000 shares of our Series A Convertible Preferred Stock. The offering was underwritten by Anderson & Strudwick, Incorporated. The underwriters were granted an option to purchase up to an additional 180,000 shares of Series A Convertible Preferred Stock to cover over-allotments which they exercised on May 31, 2006. The public price per share for the offering was $10.00. Net proceeds of the offering amounted to approximately $12.4 million. As of December 31, 2006, approximately $5 million of the proceeds of the offering have been used for the purchase of distressed consumer receivable portfolios, $1.823 million has been used to repay the convertible debenture, $1.0 million has been used to redeem a mortgage on an investment property in Florida, $2.0 million has been used for general corporate expenses and approximately $810,000 has been used to redeem certain short term notes. The remaining proceeds of approximately $2.4 million have been placed in an interest bearing account at Commerce Bank, N.A.

Supplementary Information on Consumer Receivables Portfolios:

                         Portfolio Purchases/Collections

                          (dollar amounts in thousands)
                                                                                             Gross
                      Outstanding       Portfolios    Cumulative      Cumulative Gross   Cash Collections
Reporting Period   Principal Amount     Purchased   Purchase Price       Collections       Per Period
----------------   ----------------    ----------- ----------------  ------------------  ---------------
   12/31/2004         $    21,008           15       $    3,489         $    2,596          $    2,150
   12/31/2005         $   154,112           37       $   14,939         $    8,001          $    5,405
   12/31/2006         $   353,154           63       $   30,306         $   18,779          $   10,778

The prices we pay for our consumer receivable portfolios are dependent on many criteria including the age of the portfolio, the type of receivable, our analysis of the percentage of obligors who owe debt that is collectible through legal collection means and the geographical distribution of the portfolio. When we pay higher prices for portfolios which may have a higher percentage of obligors whose debt we believe is collectible through legal collection means, we believe it is not at the sacrifice of our expected returns. Price fluctuations for portfolio purchases from quarter to quarter or year over year are indicative of the overall mix of the types of portfolios we are purchasing.

During the fiscal year ended December 31, 2006, we acquired 26 portfolios of consumer receivables aggregating approximately $199 million in initial outstanding principal amount at a purchase price of approximately $15.4 million dollars, bringing the aggregate initial outstanding principal amount of consumer receivables under management as of December 31, 2006 to approximately $353 million, an increase of 129% as compared to approximately $154 million as of December 31, 2005. For the fiscal year ended December 31, 2006, we posted gross collections of approximately $10,778,000 a 99.4% increase as compared to gross collections of $5,405,000 in the fiscal year ended December 31, 2005.

Trends

         As a result of our line of credit we anticipate that we will incur significant increases in interest expense offset, over time, by expected increased revenues from consumer receivable portfolios purchased utilizing funds under such line of credit. No assurance can be given that the expected revenues from such purchased portfolios will exceed the additional interest expense. As a result of our line of credit and Preferred Stock offering, we anticipate that we will incur significant increases in interest expense and dividend payments offset, over time, by expected increased revenues from consumer receivable portfolios purchased utilizing funds under such line of credit and the proceeds from the Preferred Stock offering. No assurance can be given that the expected revenues from such purchased portfolios will exceed the additional interest expense or dividends. We are not presently aware of any other known trends that may have a material impact on our revenues. We do not believe that the recent increases in interest rates, and the anticipated continuing gradual increases in interest rates, has had or will have a material adverse effect upon our business.

                  [remainder of page intentionally left blank]

ITEM 7. FINANCIAL STATEMENTS

Our financial statements listed on the Index to the Financial Statements are included beginning at F-1 following Item 14 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 8, 2006, Velocity, with the approval of the Audit Committee of our Board of Directors (the "Audit Committee") and the full Board of Directors, dismissed its independent accountants, Cowan Gunteski & Co., P.A ("Cowan"). During the years ended December 31, 2005 and 2004 and the subsequent interim period through March 31, 2006, Cowan acted as the independent accountants for the Company and its subsidiaries, and, during such period there were no disagreements with Cowan on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Cowan, would have caused Cowan to make a reference to the subject matter of the disagreements in connection with its reports in the financial statements for such years.

The independent accountant's reports of Cowan on the Company's consolidated financial statements for the years ended December 31, 2005 and 2004 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Company has provided a copy of this disclosure to its former accountants, and the Company requested that the former accountants furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether they agree with the statements made by the Company. A copy of that letter is attached as Exhibit
16.1 to the Company's Form 8-K filed June 13, 2006.

On June 16, 2006, with the approval of the Audit Committee and the full Board of Directors of the Company, the firm of Weiser LLP ("Weiser") was appointed as the Company's independent accountants. During the Company's two most recent fiscal years or subsequent interim period, the Company has not consulted with Weiser regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, nor did Weiser provide advice to the Company, either written or oral, that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during the Company's two most recent fiscal years or subsequent interim periods, the Company has not consulted with Weiser on any matter that was the subject of a disagreement or a reportable event.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, referred to in this context as our certifying officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of such period, our disclosure controls and procedures were effective as of the end of period covered by this report in timely alerting them to material information relating to Velocity Asset Management, Inc. required to be disclosed in our periodic reports with the Securities and Exchange Commission.

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

                                    YEAR BECAME AN
                                 EXECUTIVE OFFICER OR
      NAME                AGE         DIRECTOR                      POSITIONS
-----------------------------------------------------------------------------------------------------------
John C. Kleinert           48           2004            President, Chief Executive Officer and Director (1)
-----------------------------------------------------------------------------------------------------------
                                                        Chief Financial Officer, Chief Legal Officer,
James J. Mastriani         36           2004            Treasurer and Secretary
-----------------------------------------------------------------------------------------------------------
W. Peter Ragan, Sr.        59           2004            Vice President and Director (1)
-----------------------------------------------------------------------------------------------------------
W. Peter Ragan, Jr.        36           2004            President of Velocity Investments, LLC, our wholly-
                                                        owned subsidiary
-----------------------------------------------------------------------------------------------------------
Steven Marcus              47           2005            Independent Director (2)
-----------------------------------------------------------------------------------------------------------
Dr. Michael Kelly          54           2005            Independent Director (2)
-----------------------------------------------------------------------------------------------------------
David Granatell            49           2005            Independent Director (2)
-----------------------------------------------------------------------------------------------------------

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

Director Independence

We believe that Steven Marcus, Dr. Michael Kelly and David Granatell qualify as independent directors in accordance with the standards set by American Stock Exchange and also as defined in Section 301 of the Sarbanes-Oxley Act of 2002 and Rule 10A(3)(b)(1) of the Securities Exchange Act, as amended. Accordingly, as required by the American Stock Exhcnage, our board of directors is comprised of a majority of independent directors.

Board Committees

The Board of Directors has established two standing committees -- Audit, and Nominating. The Audit and Nominating Committees each operate under a charter that has been approved by the Board each of which are attached to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated by reference herein.

Audit Committee

Our board of directors established an Audit Committee in December 2005, comprised of Steven Marcus, Dr. Michael Kelly and David Granatell, all of whom are independent directors as defined in Section 301 of the Sarbanes-Oxley Act of 2002 and Rule 10A(3)(b)(1) of the Securities Exchange Act, as amended. Mr. Marcus serves as chairman of the committee. The board of directors has determined that Mr. Marcus is an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B.

The Audit Committee was formed in September 2005 and conducted formal meetings on June 8, 2006 and December 19, 2006. The Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the independence and performance of, and assesses the qualifications of, our independent auditors, and engages such independent auditors. The Audit Committee approves the plan and fees for the annual audit, review of quarterly reports, tax and other audit-related services, and approves in advance any non-audit service to be provided by the independent auditors. The Audit Committee monitors the rotation of partners of the independent auditors on our engagement team as required by law. The Audit Committee reviews the financial statements to be included in our Annual Report on Form 10-KSB and reviews with management and the independent auditors the results of the annual audit and our quarterly financial statements. In addition, the Audit Committee oversees all aspects of our systems of internal accounting control and corporate governance functions on behalf of the board. The Audit Committee provides oversight assistance in connection with legal and ethical compliance programs established by management and the board, including Sarbanes-Oxley implementation, and makes recommendations to the Board of Directors regarding corporate governance issues and policy decisions.

Nominating Committee

The Board of Directors has a Nominating Committee, comprised of Steven Marcus, Dr. Michael Kelly and David Granatell. Mr. Marcus serves as the chairman of the committee. The Nominating Committee is charged with the responsibility of reviewing the Company's corporate governance policies and with proposing potential director nominees to the Board of Directors for consideration. The Nominating Committee was formed in September 2005 and conducted formal meetings on June 8, 2006 and December 19, 2006. The Nominating Committee has a charter. All members of the Nominating Committee are independent directors as defined by the rules of the AMEX. The Nominating Committee will consider director nominees recommended by security holders. To recommend a nominee please write to the Nominating Committee c/o the Company Attn: James J. Mastriani. There are no minimum qualifications for consideration for nomination to be a director of the

Company. The nominating committee will assess all director nominees using the same criteria. All of the current nominees to serve as directors on the Board of Directors of the Company have previously served in such capacity. During 2005, we did not pay any fees to any third parties to assist in the identification of nominees. During 2005, we did not receive any director nominee suggestions from stockholders.

There are no other Board of Directors committees at this time.

Code of Ethics

On January 20, 2006, our Board of Directors adopted a code of ethics that applies to our principal executive and financial officers. A copy of the Code of Ethics is attached as an exhibit to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. We intend to file amendments, changes or waivers to the code of ethics as required by SEC rules.

The Company's Audit Committee Charter and Nominating Committee Charter are attached as an exhibit to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated by reference herein. This information is also available in print to any shareholder who requests it.

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

Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended December 31, 2006 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended December 2005, it has been determined that no Reporting Persons were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION

On January 1, 2006, we extended our employment contract with our President, John
C. Kleinert, for a period of four years commencing from January 1, 2004 and renewable annually subject to the terms and conditions of the contract, at an annual salary of $215,000. Mr. Kleinert devotes all of his business time to our affairs in accordance with the terms of his employment contract.

On January 1, 2006, we extended our employment contract with W. Peter Ragan, Sr. in which we agreed to employ Mr. Ragan, Sr. as our Vice President and President of our wholly owned subsidiaries, J. Holder, Inc. and VOM, LLC, for a period of four years, commencing from January 1, 2004 and renewable annually subject to the terms and conditions of the contract at an annual salary of $100,000. Mr. Ragan, Sr. devotes approximately 50% of his business time to our affairs and the affairs of J. Holder and VOM in accordance with the terms of his employment contract.

On January 1, 2006, extended our employment contract with W. Peter Ragan, Jr. in which we agreed to employ Mr. Ragan, Jr. as President of our wholly owned subsidiary Velocity Investments, LLC, for a period of four years, commencing from January 1, 2004 and renewable annually subject to the terms and conditions of the contract, at an annual salary of $100,000. Mr. Ragan, Jr. devotes approximately 50% of his business time to the affairs of Velocity Investments, LLC in accordance with the terms of his employment contract.

On September 8, 2004, we entered into an employment contract with James J. Mastriani in which we agreed to employ Mr. Mastriani as our Chief Financial Officer and our Chief Legal Officer for a period of three years ending September 1, 2007 at an annual base salary of not less than $150,000, with annual increases and annual bonuses determined at the discretion of our board of directors and calculated in same manner as other executives. Additionally, we agreed to grant Mr. Mastriani equity securities pursuant to our 2004 Equity

Incentive Program. The amount, type and terms of the equity securities to be granted to Mr. Mastriani will be determined by our board of directors and Mr. Mastriani from time to time. During the 2006 fiscal year, Mr. Mastriani received stock awards for 200,000, 125,000 of which vested during the 2006 fiscal year, and the remaining 75,000 shares will vest in 25,000 increments on February 27, 2007; May 27, 2007; and August 27, 2007. Mr. Mastriani devotes all of his business time to our affairs as provided under his employment contract.

Our board of directors presently consists of two of our executive officers and three independent directors. We are not currently providing any compensation to such members for serving in such capacity.

Compensation Pursuant to Plans

In March 2004, we approved the 2004 Equity Incentive Program. The Program provides for the grant of incentive stock options, nonqualified stock options, restricted stock grants, including, but not limited to, unrestricted stock grants, as approved by the Board or a committee of the board. Incentive stock options granted under the Program are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. Nonqualified stock options granted under the Program are intended not to qualify as incentive stock options under the Internal Revenue Code.

The total number of shares of the Company's common stock that may be issued under the Program upon the exercise of all option granted under the Program or the satisfaction by all recipients of all conditions necessary for the receipt of restricted stock awards and/or unrestricted stock awards may not exceed 1,000,000, of which 500,000 shares shall be available for issuance under incentive stock options and 500,000 shares hall be available for issuance under nonqualified stock options, restricted stock awards and/or unrestricted stock awards. A total of 157,000 shares have been issued under the Program.

                  Compensation Summary Table


          The following table sets forth a summary of the compensation earned by our officers and directors in 2006, 2005, and 2004:

                           SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Long Term Compensation
------------------------------------------------------------------------------------------------------------------------------------
                                Annual Compensation                                Awards                  Payouts
------------------------------------------------------------------------------------------------------------------------------------
     (a)             (b)        (c)         (d)            (e)               (f)              (g)             (h)            (i)
------------------------------------------------------------------------------------------------------------------------------------
                                                       Other Annual      Restricted        Securities                    All Other
Name and                                               Compensation        Stock           Underlying        LTIP       Compensation
Principal Position   Year    Salary($)    Bonus($)         ($)          Award(s)($)      Options/SARs(#)    Payouts($)       ($)
------------------------------------------------------------------------------------------------------------------------------------
John C. Kleinert,    2006    $215,000     $25,000          --                                  --              --            --
CEO                  2005     175,000           0
                     2004(1)   37,500           0

James J. Mastriani,  2006     175,000      60,000          --             200,000              --              --            --
CFO, CLO             2005     150,000      30,000          --                  --              --              --            --
                     2004(1)   37,500       5,000          --                  --              --              --            --

(1) Compensation for 2004 commenced September 2004.

2006 Director Compensation

         The following table sets forth a summary of the compensation earned by our non-employee directors in 2006: This is our standard director compensation arrangement and no other compensation arrangements were made.

                                   Fees Earned
                                   or Paid in       Option
Name                               Cash ($)(1)     Awards($)      Total ($)
                                  ------------   ------------   ------------
Steven Marcus                            2,000             --          2,000
David Granatell                          2,000             --          2,000
Dr. Michael Kelly                        2,000             --          2,000


(1) Fees earned or paid in cash represent a standard $1,000 per day meeting fee received for attendance at the June 8, 2006 and December 19, 2006 Board of Directors meetings. The Company expects to implement a director incentive plan in Fiscal 2007.

Outstanding Equity Awards at Fiscal 2006 Year-End

         The following table shows grants of stock outstanding on December 31, 2006, the last day of the fiscal year, held by each of the executive officers named in the Summary Compensation Table above. The Company does not currently have any outstanding option awards.

                                Number         Market Value        Date
                               of Shares        of Shares        Of Board          Weighted
                               That Have        That Have       of Directors        Average
Employee                       Not Vested       Not Vested        Approval           Life
-----------------------       ------------     ------------     ------------     ------------
John C. Kleinert                       --               --               --               --
James J. Mastriani (1)             75,000     $    142,500         08/27/06             0.65
W. Peter Ragan, Sr                     --               --               --               --
W. Peter Ragan, Jr                     --               --               --               --


(1) Mr. Mastriani's remaining shares will vest in increments of 25,000 shares on February 27, 2007, May 27, 2007 and August 27, 2007, provided that he is employed by the Company on each date.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information available to us, as of March 1, 2007 with respect to the beneficial ownership of the outstanding shares of common stock by (i) any holder of more than five percent (5%) of the outstanding shares; (ii) our officers and directors; and (iii) our officers and directors as a group:

                                                                 SHARES OF        PERCENTAGE
                                                               COMMON STOCK           OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                           OWNED         COMMON STOCK
----------------------------------------                        ------------     ------------
John C. Kleinert(2)(5)                                             9,255,323             51.9%
James J. Mastriani (4)                                               200,000              1.2%
W. Peter Ragan, Sr.(3)(4)                                          2,343,652             14.3%
W. Peter Ragan, Jr.(3)(4)                                          2,343,652             14.3%
Steven Marcus (4)                                                          0               --
Dr. Michael Kelly (4)                                                344,412              2.1%
David Granatell (4)(6)                                             1,125,000              6.7%
All officers and directors as a group
(seven persons)                                                   15,612,039             90.5%


(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (1) to Item 403 (b) of Regulation S-B of the Securities Exchange Act of 1934.

(2) The business address of Mr. Kleinert is 48 Franklin Turnpike, 3rd Fl, Ramsey, NJ.

(3) Includes 309,250 shares of common stock issuable upon the exercise of warrants issued to each of Mr. Ragan Sr. and Mr. Ragan Jr. in connection with the merger with STB.

(4) The business address of the stockholder, director or officer, as the case may be, noted above is 3100 Rt. 138, Wall, NJ.

(5) Includes 1,718,500 shares of common stock issuable upon the exercise of warrants issued to Mr. Kleinert in connection with the merger with STB.

(6) Includes 562,500 shares of common stock issuable upon the exercise of warrants at $1.04 per share which expire on February 3, 2009.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as set forth below, no transactions have occurred since the beginning of the Company's last three fiscal years or are proposed with respect to which a director, executive officer, security holder owning of record or beneficially more than 5% of any class of the Company's securities or any member of the immediate families of the foregoing persons had or will have a direct or indirect material interest:

We engage Ragan & Ragan, P.C. to pursue legal collection of our receivable portfolios, interests in distressed real property and tax lien certificates. Both Messrs. Ragan, Sr. and Ragan, Jr. are partners of Ragan & Ragan, P.C. The fee arrangements between our subsidiaries and Ragan & Ragan, P.C. have been reviewed and approved by all of the members of a committee appointed by our board of directors other than Mr. Ragan, Sr. who abstained. John C. Kleinert and James J. Mastriani comprised the committee. During fiscal years 2005 and 2006, our subsidiary Velocity Investments, LLC, paid Ragan & Ragan, P.C. an aggregate of $1,062,196 and $1,225,577, respectively, our subsidiary J. Holder, paid Ragan & Ragan, P.C. an aggregate of $63,574 and $10,139, respectively, and our subsidiary, VOM, paid Ragan & Ragan, P.C. an aggregate of $15,013 and $5,528, respectively.

On October 5, 2005, we sold an unsecured promissory note in the principal amount of $60,000 to Ragan & Ragan, PC, a related entity, in a private placement. The note bears interest at the rate of 7% per annum. The entire principal and accrued interest of the note is payable in one lump sum payment on October 5, 2006 unless the holder thereof gives written notice to us 30 days prior to October 5, 2006 that it elects to extend its note, in which event the entire principal thereof is payable on October 5, 2007. The note was redeemed and paid in full on October 5, 2006.

On October 5, 2005, our J. Holder subsidiary sold an unsecured promissory note in the principal amount of $70,000 to YouBit, Inc. a related entity owned by Ragan & Ragan, PC in a private placement. The note bears interest at the rate of 7% per annum. The entire principal and accrued interest of the note is payable in one lump sum payment on October 5, 2006 unless the holder thereof gives written notice to us 30 days prior to October 5, 2006 that it elects to extend its note, in which event the entire principal thereof is payable on October 5, 2007. The note was redeemed and paid in full on October 5, 2006.

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

PART IV
-------

ITEM 13. EXHIBITS


Exhibits

Exhibit
Number     Title                                                                   Reference
------     -----                                                                   ---------
  2.1      Agreement and Plan of Merger dated as of February 3, 2004, by and          A*
           among Tele-Optics, Inc., TLOP Acquisition Company, L.L.C.,
           STB,Inc., John C. Kleinert, W. Peter Ragan, Sr. and W. Peter Ragan,
           Jr.
  3.1(2)   Certificate of Incorporation                                               B*
  3.1(3)   Amendment to Certificate of Incorporation                                  C*
  3.2(2)   By-laws                                                                    B*
  3.3      Amended and Restated By-laws                                               O*
  3.4      Certificate of Designation                                                 U
  4.1      Specimen Common Stock Certificate                                          D*
  4.2      Form of Subscription Agreement                                             E*
  4.3      Loan and Security Agreement, dated as of January 27, 2005, by and          F*
           between Velocity Investments, LLC and Wells Fargo Foothill, Inc.
  4.4      General Continuing Guaranty, dated January 27, 2005, executed by           F*
           Registrant in favor of Wells Fargo Foothill, Inc.
  4.5      Security and Pledge Agreement, dated as of January 27, 2005, by and        F*
           between Registrant and Wells Fargo Foothill, Inc.
  4.6      Subordination Agreement, dated as of January 27, 2005, by and between      F*
           Registrant and Wells Fargo Foothill, Inc.
  4.7      Form of promissory note issued on April 15, 2005                           L*
  4.8      10% Convertible Debenture due April 27, 2005                               O*
  4.9      Common Stock Purchase Warrant                                              O*
  4.10     Warrant to Purchase 100,000 Shares of Series A Convertible Preferred       T
           Stock
  4.11     Specimen Series A Convertible Preferred Stock Certificate                  T
  4.12     Common Stock Purchase Warrant                                              V
  4.13     Amended 10% Convertible Secured Debenture                                  V
  10.1     Business Advisory Agreement, dated as of February 5, 2004, by and          G*
           between Lomond International, Inc. and Registrant
  10.2     Employment Contract, dated as of September 8, 2004, by and between         H*
           Registrant and James J. Mastriani
  10.3     Independent Consulting Agreement, dated December 16, 2004, between         I*
           Registrant and The Del Mar Consulting Group, Inc.
  10.4     Non-qualified Stock Option Agreement, dated December 16, 2004,             I*
           Between Registrant and The Del Mar Consulting Group, Inc.
  10.5     Employment Agreement, dated as of January 1, 2004, between John C.         J*
           Kleinert and STB, Inc. (n/k/a Velocity Asset Management, Inc.)
  10.6     Addendum, dated September 1, 2004, to Employment Agreement, dated as       J*
           of January 1, 2004, between John C. Kleinert and Registrant
  10.7     Employment Agreement, dated as of January 1, 2004, between John C.         J*
           Kleinert and J. Holder, Inc.
  10.8     Addendum, dated September 1, 2004, to Employment Agreement, dated As       J*
           of January 1, 2004, between John C. Kleinert and J. Holder, Inc.
  10.9     Employment Agreement, dated as of January 1, 2004, between Velocity        J*
           Investments, LLC and W. Peter Ragan, Jr.
  10.10    Addendum, dated September 1, 2004, to Employment Agreement, dated As       J*
           of January 1, 2004, between W. Peter Ragan, Jr. and Velocity
           Investments, LLC
  10.11    Employment Agreement, dated as of January 1, 2004, between VOM, LLC        J*
           and W. Peter Ragan, Sr.
  10.12    Addendum, dated September 1, 2004, to Employment Agreement, dated As       J*
           of January 1, 2004, between W. Peter Ragan, Sr. and VOM, LLC
  10.13    Retainer Agreement, dated as of January 1, 2005, between Ragan &           J*
           Ragan, P.C. and Velocity Investments, LLC
  10.14    Retainer Agreement, dated as of January 1, 2005, between Ragan &           J*
           Ragan, P.C. and VOM, LLC
  10.15    Retainer Agreement, dated as of January 1, 2005, between Ragan &           J*
           Ragan, P.C. and J. Holder, Inc.
  10.16    Addendum, dated January 1, 2006, to Employment Agreement, dated as of
           January 1, 2004, between John C. Kleinert and Registrant
  10.17    Addendum, dated January 1, 2006, to Employment Agreement, dated As of
           January 1, 2004, between John C. Kleinert and J. Holder, Inc.
  10.18    Addendum, dated January 1, 2006, to Employment Agreement, dated As of
           January 1, 2004, between W. Peter Ragan, Jr. and Velocity
           Investments, LLC
  10.19    Addendum, dated January 1, 2006, to Employment Agreement, dated As of
           January 1, 2004, between W. Peter Ragan, Sr. and VOM, LLC


Exhibit
Number     Title                                                                   Reference
------     -----                                                                   ---------
  10.20    Form of Legal Collection Agreement                                         J*
  10.21    Real Estate Joint Venture Agreement dated June 2, 2005                     M*
  10.22    Business Advisory Agreement dated September 1, 2005                        N*
  10.23    Securities Purchase Agreement dated October 27, 2005                       O*
  10.24    Registration Rights Agreement dated October 27, 2005                       O*
  10.25    Security Agreement dated October 27, 2005                                  O*
  10.26    Subsidiary Guarantee dated October 27, 2005                                O*
  10.27    Amendment No. 1 to Business Advisory Agreement dated as of November        Q*
           11, 2005
  10.28    Director Indemnification Agreement                                         Q*
  10.29    First Amendment to Loan and Security Agreement by and between Wells        R*
           Fargo Foothill, Inc. and Velocity Investments, L.L.C. dated as of
           February 27, 2006
  10.30    Second Amendment to Loan and Security Agreement by and between Wells
           Fargo Foothill, Inc. and Velocity Investments, LLC dated as of
           December 8, 2006.
  10.31    Third Amendment to Loan and Security Agreement by and between Wells
           Fargo Foothill, Inc. and Velocity Investments, LLC dated as of
           February 23, 2007.
  14.1     Code of Ethics                                                             S
  16.1     Letter of Robert C. Seiwell, Jr. CPA                                       K*
  21.1     Subsidiaries of the Registrant                                             P*
  23.1     Consent of Cowan, Gunteski & Co. P.A.                                      S
  23.2     Consent of Weiser LLP
  31.1     Certification of the Chief Executive Officer pursuant to Section 302       S
           of the Sarbanes-Oxley Act of 2002
  31.2     Certification of the Chief Financial Officer pursuant to Section 302       S
           of the Sarbanes-Oxley Act of 2002
  32.1     Certification of the Chief Executive Officer pursuant to 18 U.S.C.         S
           Section 1350, as adopted pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002
  32.2     Certification of the Chief Financial Officer pursuant to 18 U.S.C.         S
           Section 1350, as adopted pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002
  99.1     Audit Committee Charter                                                    S
  99.2     Nominating Committee Charter                                               S

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

S Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2006.

T. Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2006.

U. Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2006.

V. Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2006.

* In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a) Audit Fees

    The aggregate fees billed for each of fiscal 2006 and fiscal 2005 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $135,000 and $100,092, respectively.

(b) Audit-Related Fees

    The aggregate fees billed in each of fiscal 2006 and fiscal 2005 for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of the Company's financial statements was $0 and $23,586, respectively.

(c) Tax Fees

    The aggregate fees billed in fiscal 2006 or fiscal 2005 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $55,534 and $43,981, respectively.

(d) All Other Fees

    No fees were billed in each of fiscal 2006 and fiscal 2005 for products and services provided by the principal accountant.

(e) In 2005, the Company formed the Audit Committee. The Audit Committee meets with the independent auditor prior to the audit and discusses the planning and staffing of the audit, approves in advance the engagement of the independent auditor for all audit services and non-audit services and approves the fees and other terms of any such engagement, and obtains periodically from the independent auditor a formal verbal communication of the matters required to be discussed by Statements of Auditing Standards No. 61 and SEC Rule 10(a). In addition, the Company obtains a letter describing all relationships between the auditor and the Company and discusses with the auditor any disclosed relationships or services that may impact auditor objectivity and independence.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004


                                                                         Page
                                                                         ----
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS             F-1 - F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets                                           F-3 - F-4

Consolidated Statements of Operations                                    F-5

Consolidated Statements of Changes in Stockholders' Equity               F-6

Consolidated Statements of Cash Flows                                    F-7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                        F-8 - F-30

            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------



To the Board of Directors and Stockholders of Velocity Asset Management, Inc.
Ramsey, NJ



We have audited the accompanying consolidated balance sheet of Velocity Asset Management, Inc. and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Velocity Asset Management, Inc. and Subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 of the notes to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-based Payment" applying the modified prospective method at the beginning of the year ended December 31, 2006. As also discussed in Note 2, during 2006 the Company elected to present its balance sheets on an unclassified basis to better conform to industry practice.


Weiser LLP
New York, New York

April 2, 2007

            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------


To the Board of Directors and Stockholders of Velocity Asset Management, Inc. and Subsidiaries
Ramsey, New Jersey

We have audited the accompanying consolidated balance sheets of Velocity Asset Management, Inc. and Subsidiaries, as of December 31, 2005 and the related consolidated statements of operations, consolidated statements of changes in equity and the consolidated statements of cash flows for Velocity Asset Management, Inc. and Subsidiaries for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Velocity Asset Management, Inc. and Subsidiaries as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ Cowan, Gunteski & Co., P.A.


Toms River, New Jersey
March 17, 2006


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2006 and 2005


                                                                   2006             2005
                                                                -----------      -----------
                                     ASSETS
Cash and cash equivalents                                       $ 2,444,356      $    90,624
Properties held for sale                                          6,314,346        6,439,240
Deposits on properties                                              240,000          241,000
Tax certificates held and accrued interest receivable, net          472,071          538,926
Consumer receivables, net                                        38,327,926       17,758,661
Property and equipment, net of accumulated depreciation              68,619           87,222
Deferred income tax asset, net                                      306,900          147,800
Security deposit                                                     30,100           87,500
Other assets                                                        229,841          153,257
                                                                -----------      -----------

Total assets                                                    $48,434,159      $25,544,230
                                                                ===========      ===========


        See accompanying notes to the consolidated financial statements.


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2006 and 2005

                                                                    2006             2005
                                                                ------------     ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY


Accounts payable and accrued expenses                           $    873,507     $    447,971
Estimated court and media costs                                    8,446,319        3,799,646
Line of credit                                                    13,791,388        6,094,462
Notes payable to related parties                                   2,370,000        2,430,000
Notes payable and mortgage                                           780,000        2,400,000
Convertible secured debenture                                             --        1,800,000
Income taxes payable                                                 600,974          133,132


                                                                ------------     ------------


  Total liabilities                                               26,862,188       17,105,211
                                                                ------------     ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY


Preferred stock, $0.001 par value, 10,000,000 shares
  authorized, 1,380,000 and -0- shares issued and
  outstanding, respectively (liquidation value of
  preferred stock of $13,800,000 at December 31, 2006)                 1,380               --
Common stock, $0.001 par value, 40,000,000 shares
   authorized, 16,129,321 and 15,972,321 shares
   issued and outstanding, respectively                               16,129           15,972
Additional paid-in-capital                                        23,502,381       10,838,651
Accumulated deficit                                               (1,947,919)      (2,415,604)
                                                                ------------     ------------

Total stockholders' equity                                        21,571,971        8,439,019
                                                                ------------     ------------

  Total liabilities and stockholders' equity                    $ 48,434,159     $ 25,544,230
                                                                ============     ============


        See accompanying notes to the consolidated financial statements.


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2006, 2005 and 2004

                                                                       2006               2005               2004
                                                                   ------------       ------------       ------------
REVENUES
  Sale of real property                                            $  1,585,175       $  3,685,338       $  2,369,564
  Income on consumer receivables                                      8,431,259          3,633,945          1,726,356
  Interest income on tax certificates held                              268,048            782,461            260,269
                                                                   ------------       ------------       ------------

Total revenues                                                       10,284,482          8,101,744          4,356,189
                                                                   ------------       ------------       ------------


OPERATING EXPENSES
  Cost of real property                                               1,041,588          3,326,021          2,278,592
  Professional fees (including fees paid to related
   parties of $1,241,244, $1,140,783 and $632,684 for
   the years ended 2006, 2005 and 2004, respectively)                 3,355,899          2,017,875          1,422,624
  Loss on extinguishment of debt                                             --                 --          2,859,307
  General and administrative expenses                                 2,232,846          1,121,724            353,994
                                                                   ------------       ------------       ------------

      Total operating expenses                                        6,630,333          6,465,620          6,914,517
                                                                   ------------       ------------       ------------

Income (loss) from operations                                         3,654,149          1,636,124         (2,558,328)


OTHER EXPENSE
Interest expense (including interest paid to related
 parties of $234,797, $181,314 and $124,859 for the
 years ended 2006, 2005 and 2004, respectively)                      (1,363,418)          (760,674)          (338,525)
                                                                   ------------       ------------       ------------


Income (loss) before provision (benefit) for income taxes             2,290,731            875,450         (2,896,853)

Provision (benefit) for income taxes                                    972,041            401,583           (191,698)
                                                                   ------------       ------------       ------------

Net income (loss)                                                     1,318,690            473,867         (2,705,155)


Preferred dividend                                                     (851,005)                --                 --
                                                                   ------------       ------------       ------------


Net income (loss) attributable to common stockholders              $    467,685       $    473,867       $ (2,705,155)
                                                                   ============       ============       ============


Weighted average common shares - basic                               16,008,653         15,937,002         27,047,005
                                                                   ============       ============       ============


Net income per common share - basic                                $       0.03       $       0.03       $      (0.10)
                                                                   ============       ============       ============


Weighted average common shares - diluted                             17,276,877         17,740,110         27,047,005
                                                                   ============       ============       ============


Net income per common share - diluted                              $       0.03       $       0.03       $      (0.10)
                                                                   ============       ============       ============


        See accompanying notes to the consolidated financial statements.


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 2006, 2005 and 2004


                                       Preferred Stock              Common Stock
                                   -----------------------    -------------------------
                                                                                           Additional                     Total
                                    Number of                   Number of                    Paid in     Accumulated   Stockholders'
                                     Shares      Par Value       Shares      Par Value       Capital       Deficit        Equity
                                   ----------    ---------    ------------   ----------    -----------   -----------    -----------
BALANCES, December 31, 2003                --    $      --      13,005,000   $   13,005    $        --   $  (105,085)   $   (92,080)

February 3, 2004 -
 Reverse Acquisition:
--------------------
   Issuance of Stock Pursuant
   to the Reverse Acquisition
   (See Note 15)                           --           --      79,682,500       79,683             --            --         79,683

   Net Income of Subsidiary
   (i.e. Tele-Optics, Inc.)
   through February 3, 2004
   (Date of Acquisition) and
   the prior years' accumulated
   deficit                                 --           --              --           --         90,499       (79,231)        11,268

   Sale of Stock Pursuant to
   the Private Placement
   (See Note 15)                           --           --       7,312,500        7,312        492,688            --        500,000

April 8, 2004 -
 Reverse Stock Split:
--------------------
   Issuance of Stock Pursuant
   to Right to Receive Clause              --           --      23,505,000       23,505             --            --         23,505

   Reverse Stock Split (13:1)
   (See Note 16)                           --           --    (114,004,379)    (114,004)            --            --       (114,004)

August 12, 2004 - Debt
Conversion for Stock
(See Note 18)                              --           --       4,084,724        4,085      6,531,474            --      6,535,559

Private Offering of up to
3,500,000 Units. Each Unit is
comprised of one share of
common stock and a warrant
to purchase one-fifth
of one share of common stock
for $2.50 per share within
the next five years:
   October 4, 2004 -
     First Tranche Closing                 --           --         620,333          620        929,880            --        930,500
   December 22, 2004 -
     Second Tranche Closing                --           --         928,503          929      1,391,826            --      1,392,755
   December 31, 2004 -
     Third Tranche Closing                 --           --         560,167          560        839,690            --        840,250

December 16, 2004 - Commencement
bonus - issued to a consultant
with a non-qualified option to
purchase 250,000 additional
shares of common stock for $2.50
per share within the next five years       --           --         100,000          100        149,900            --        150,000

December 28, 2004 - Issuance
of warrants for services
rendered by two unrelated
corporations pursuant to a
business advisory agreement
dated February 5, 2004 and
an independent consulting
agreement dated December 16, 2004
(See Note 9)                               --           --              --           --        254,176            --        254,176

Net loss                                   --           --              --           --             --    (2,705,155)    (2,705,155)
                                   ----------    ---------    ------------   ----------    -----------   -----------    -----------

BALANCES, December 31, 2004                --           --      15,794,348       15,795     10,680,133    (2,889,471)     7,806,457

Private Offering of up to
3,500,000 Units. Each unit is
 comprised of one share of
common stock and a warrant
to purchase one-fifth
of one share of common stock
for $2.50 per share within
the next five years:
   January 5, 2005 -
     Fourth Tranche Closing                --           --         133,350          133        199,891            --        200,024

Commissions Paid in Conjunction
with Private Offering                      --           --              --           --       (135,268)           --       (135,268)

Issuance of stock pursuant
to right to receive clause                 --           --          44,623           44            (44)           --             --

Issuance of warrants for
services rendered by an
independent consultant                     --           --              --           --         21,088            --         21,088

Issuance of warrants
pursuant to secured debenture              --           --              --           --         72,851            --         72,851

Net income                                 --           --              --           --             --       473,867        473,867
                                   ----------    ---------    ------------   ----------    -----------   -----------    -----------

BALANCES, December 31, 2005                --           --      15,972,321       15,972     10,838,651    (2,415,604)     8,439,019

Preferred stock offering of
up to 1,200,000 shares
of Series A convertible
preferred stock                     1,200,000        1,200              --           --     11,998,800            --     12,000,000

Preferred stock sale to
underwriter in conjunction
with preferred stock offering
of 180,000 shares of
Series A convertible preferred
stock                                 180,000          180              --           --      1,799,820            --      1,800,000

Commissions and expenses related
to preferred stock offering                --           --              --           --     (1,404,000)           --     (1,404,000)

Sale of warrants pursuant
to preferred stock offering                --           --              --           --            120            --            120

Dividends paid on preferred stock          --           --              --           --             --      (851,005)      (851,005)

Issuance of warrants pursuant
to secured debenture                       --           --              --           --         12,347            --         12,347

Issuance of common stock to
employees                                                          157,000          157        256,643            --        256,800


Net Income                                 --           --              --           --             --     1,318,690      1,318,690
                                   ----------    ---------    ------------   ----------    -----------   -----------    -----------

BALANCES, December 31, 2006         1,380,000    $   1,380      16,129,321   $   16,129    $23,502,381   $(1,947,919)   $21,571,971
                                   ==========    =========    ============   ==========    ===========   ===========    ===========


        See accompanying notes to the consolidated financial statements.


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2006, 2005 and 2004


                                                                         2006               2005               2004
                                                                     ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                    $  1,318,690       $    473,867       $ (2,705,155)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities
  Depreciation                                                             32,518             26,287              5,147
  Loss on extinguishment of debt                                               --                 --          2,859,307
  Non cash expenses relating to stock compensation                        269,147             93,941            404,176
  Deferred income tax benefit                                            (159,100)            61,900           (209,700)
  (Increase) decrease in:
    Accounts receivable                                                        --            785,251           (607,280)
    Properties held for sale                                              124,894         (4,288,380)        (1,011,190)
    Deposits on properties                                                  1,000           (121,000)             7,500
    Tax certificates held and accrued interest receivable, net             66,855            163,191            306,956
    Consumer receivables                                              (20,569,265)       (14,520,809)        (1,470,686)
    Security deposit                                                       57,400            (87,500)
    Other assets                                                          (76,584)           (48,257)           (75,000)
  Increase (decrease) in:
    Accounts payable and accrued expenses                                 425,536            446,034           (189,685)
    Estimated court and media costs                                     4,646,673          3,799,646                 --
    Income taxes payable                                                  467,842            119,582             10,983
                                                                     ------------       ------------       ------------
Net cash used in operating activities                                 (13,394,394)       (13,096,247)        (2,674,627)
                                                                     ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                                   (13,915)           (66,311)           (52,345)
  Cash received from reverse acquisition                                       --                 --                452
                                                                     ------------       ------------       ------------
Net cash used in investing activities                                     (13,915)           (66,311)           (51,893)
                                                                     ------------       ------------       ------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                                              7,696,926         10,674,460            500,000
  Repayments of borrowings                                             (3,480,000)          (709,157)          (554,289)
  Proceeds received from stock and warrants sales and offerings        13,800,120            200,024          3,663,505
  Proceeds from Secured Debenture                                              --          1,800,000                 --
  Commissions and related expenses paid on stock offering              (1,404,000)          (135,268)                --
  Payment of dividends                                                   (851,005)                --                 --
                                                                     ------------       ------------       ------------
Net cash provided by financing activities                              15,762,041         11,830,059          3,609,216
                                                                     ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents                    2,353,732         (1,332,499)           882,696

Cash and cash equivalents, beginning of year                               90,624          1,423,123            540,427
                                                                     ------------       ------------       ------------

Cash and cash equivalents, end of year                               $  2,444,356       $     90,624       $  1,423,123
                                                                     ============       ============       ============

Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $  1,018,573       $    730,674       $    338,525
  Cash paid for taxes                                                $    680,836       $    510,141       $      7,568
Non-Cash investing and financing activities
  Issuance of warrants                                               $     12,347       $    138,562       $    254,126

        See accompanying notes to the consolidated financial statements.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004


NOTE 1 - ORGANIZATION AND BUSINESS

Nature of Operations
--------------------

On February 3, 2004, Velocity Asset Management, Inc. (formerly known as Tele-Optics, Inc), the "Company"), through its wholly owned subsidiary TLOP Acquisition Company, L.L.C. ("TLOP"), entered into a reverse acquisition (the "Reverse Merger") with STB, Inc. and its subsidiaries. On February 3, 2004, STB, Inc. became a wholly owned subsidiary of TLOP. As a result of the Reverse Merger, the Company operates all of its current business activities through its wholly-owned subsidiary TLOP.

The Company was incorporated in the state of Delaware on December 31, 1986. In 1987, the Company issued shares of its common stock pursuant to a public offering. The Company was engaged in the manufacture of optical products until 1991 when all assets and operations were sold.

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

STB, INC. - STB, Inc. ("STB") was incorporated in New Jersey in 2003. Its primary purpose was to act as a holding company for three subsidiaries, namely,
J. Holder, Inc., VOM, LLC and Velocity Investments, LLC.

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

The Company has one continuing industry segment - the acquisition, management, collection and servicing of distressed consumer assets.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America. The statement of operations includes the income and expenses of STB, Inc. and its subsidiaries for the year ended December 31, 2004 and the income and expenses of the Company for the period from February 3, 2004 through December 31, 2004. All significant intercompany payables, receivables, revenues and expenses have been eliminated for purposes of this consolidation.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentrations of Credit Risk
-----------------------------

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and consumer receivables. The Company places its cash and cash equivalents with high quality financial institutions. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Tax Certificates Held and Accrued Interest Receivable
-----------------------------------------------------

The Company records its New Jersey municipal tax liens at cost plus accrued interest. Interest income is recognized using the effective interest method ("interest method").

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

Prior to January 1, 2005, the Company accounted for its investment in consumer receivables portfolios using the interest method under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans ("PB-6")." Effective January 1, 2005, the Company adopted and began to account for its investment in consumer receivable portfolios using the interest method under the guidance of American Institute of

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consumer Receivables (Continued)
--------------------------------

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

Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At December 31, 2006 and 2005, the Company had no consumer receivable portfolios accounted for under the cost recovery method.

The Company estimates and capitalizes certain fees paid to third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the cost of the individual portfolio and amortized over the life of the portfolio using the interest method. An offsetting liability is included as "Estimated court and media costs" on the balance sheet. The balance of these estimated costs at December 31, 2006 and 2005 was $8,446,319, and $3,799,646, respectively.

The Company establishes valuation allowances for all acquired loans subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the receivables. At December 31, 2006 and 2005, the Company had no valuation allowance on its consumer receivables.

Property and Equipment
----------------------

Property and equipment, including improvements that significantly add to the productive capacity or extend useful life, are recorded at cost, while maintenance and repairs are expensed currently. Property and equipment are depreciated over their estimated useful lives using the straight-line method of depreciation. Software and computer equipment are depreciated over three to five years. Furniture and fixtures are depreciated over five years.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment (Continued)
----------------------------------

Office equipment is depreciated over five to seven years. Leasehold improvements are depreciated over the lesser of the estimated useful life or the remaining life of the lease, which ranges from three to ten years. When property is sold or retired, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is included in the statement of operations.

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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Change in Presentation and Reclassifications
--------------------------------------------

The Company has elected to present its balance sheets on an unclassified basis to better conform to industry practice. The balance sheet for December 31, 2005 has been reclassified for comparative purposes in order to conform to the presentation in the current financial statement.

Certain amounts in previously issued financial statements were reclassified to conform to 2006 presentations. These reclassifications had no effect on retained earnings.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

With respect to income recognition under the interest method, significant estimates have been made by management with respect to the collectibility of future cash flows of portfolios. The Company takes into consideration the relative credit quality of the underlying receivables constituting the portfolio acquired, the strategy implemented to maximize collections thereof as well as other factors to estimate the anticipated cash flows. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur within one year. On a quarterly basis, management reviews the estimate of future cash collections, and whether it is reasonably possible that its assessment of collectibility may change based on actual results and other factors.

Fair Value of Financial Instruments
-----------------------------------

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. The fair value of consumer receivables, tax certificates held, accounts payable, accrued expenses, borrowings and other assets are considered to approximate their carrying amount because they are (i) short term in nature and/or (ii) carry interest rates which are comparable to market based rates.

Recent Accounting Pronouncements
--------------------------------

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes--An Interpretation of FASB Statement No. 109" (FIN
48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. FIN 48 requires companies to determine whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 will also require significant additional disclosures. This Interpretation will be effective for fiscal years beginning after December 15, 2006. The Company will implement this Interpretation in the first quarter of 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the potential impact this Interpretation will have on its financial position and results of operations, but does not believe the impact of the adoption will be material.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.

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

NOTE 3 - INVESTMENTS

Properties Held for Sale
------------------------

Properties held for sale consist of the following:

                                                     2006           2005
                                                 ------------   ------------
Real property inventory                          $  6,289,649   $  6,024,038
Assignments and judgments                              24,697        415,202
                                                 ------------   ------------

Total properties held for sale                   $  6,314,346   $  6,439,240
                                                 ============   ============

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

NOTE 3 - INVESTMENTS (Continued)

Tax Certificates Held and Accrued Interest Receivable
-----------------------------------------------------

Municipal tax liens consist of the following:

                                                               2006            2005
                                                           ------------    ------------
Tax certificates held                                      $    243,796    $    302,228
Accrued interest                                                228,275         236,698
                                                           ------------    ------------

  Total tax certificates held and accrued interest         $    472,071    $    538,926
                                                           ============    ============

NOTE 4 -CONSUMER RECEIVABLES

Consumer receivable activity for years ending December 31, 2006 and December 31, 2005 were as follows:



                                                               2006            2005
                                                           ------------    ------------
Balance at beginning of period                             $ 17,758,661    $  3,237,852
Acquisitions and capitalized costs, net of returns           22,915,748      16,291,794


Cash collections                                            (10,777,742)     (5,404,930)
Income recognized on consumer receivables                     8,431,259       3,633,945
                                                           ------------    ------------
Cash collections applied to principal                        (2,346,483)     (1,770,985)
                                                           ------------    ------------


Balance at end of period                                   $ 38,327,926    $ 17,758,661
                                                           ============    ============



As of December 31, 2006, the Company had $38,327,926 in consumer receivables. Based upon management's current estimation of projected future collections, principal reductions will be as follows:

                                                            December 31,
                                                           --------------
    2007                                                   $    6,136,832
    2008                                                        7,991,264
    2009                                                        9,642,643
    2010                                                        9,002,646
    2011                                                        5,554,541
                                                           --------------

Total                                                      $   38,327,926
                                                           ==============

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

NOTE 4 -CONSUMER RECEIVABLES (Continued)

The accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated cash flows as of December 31, 2006 and 2005. Changes in the accretable yield are as follows:

                                                     2006            2005
                                                 ------------    ------------
Balance at beginning of year                     $ 15,618,641    $  2,879,823
Income recognized on consumer receivables          (8,431,259)     (3,633,945)
Additions                                          22,456,421      16,372,763
                                                 ------------    ------------

Balance at end of year                           $ 29,643,803    $ 15,618,641
                                                 ============    ============

NOTE 5 - PROPERTY AND EQUIPMENT

                                                     2006            2005
                                                 ------------    ------------
Office Equipment                                 $    103,889    $     92,820
Furniture and Fixtures                                 12,587           9,740
Leasehold Improvements                                 16,095          16,095
                                                 ------------    ------------
                                                      132,571         118,655
Less:  Accumulated Depreciation                       (63,952)        (31,433)
                                                 ------------    ------------

                                                 $     68,619    $     87,222
                                                 ============    ============

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $32,518, $26,287 and $5,147, respectively.

NOTE 6 - LINE OF CREDIT

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

On the Closing Date, the following agreements were also entered into with the
Lender: a Continuing Guaranty, under which the Company provides a secure guaranty of Velocity's obligations under the Loan Agreement; a Security and Pledge Agreement, by and among the Company and the Lender, under which the Company pledged all of the Company's assets to secure the credit facility; and a Subordination Agreement, by and among the Company and the Lender. In addition, three of our executive officers provided joint and several limited guarantees of Velocity Investment's obligations under the Loan and Security Agreement.

Use of the senior credit facility is subject to Velocity complying with certain restrictive covenants under the Loan and Security Agreement, including but not limited to: a restriction on incurring additional indebtedness or liens; a change of control; a restriction on entering into transactions with affiliates outside the course of Velocity Investments ordinary business; and a restriction on making payments to Velocity Asset Management, Inc. in compliance with the Subordination Agreement. In addition, Velocity has agreed to maintain certain ratios with respect to outstanding advances on the credit facility against the estimated remaining return value on Wells Fargo Foothill financed portfolios, and, Velocity has agreed to maintain at least $6,000,000 in member's equity and subordinated debt. The Company has also agreed to maintain at least $21,000,000 in stockholder's equity and subordinated debt for the duration of the facility.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

NOTE 6 - LINE OF CREDIT (Continued)

Pursuant to the Loan Agreement, the Lender has agreed to advance to Velocity up to $12,500,000 to be used to finance up to 60% of the purchase price of individual pools of unsecured consumer receivables that are approved by the Lender under specific eligibility criteria set forth in the Loan Agreement. The interest rate on the loan was 3.50% above the prime rate of Wells Fargo Bank, N.A. Amounts borrowed under the credit facility had been due and payable ratably over a twenty-four month period.

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

On May 19, 2006, as a result of the Series A 10% Convertible Preferred Stock Offering (the "offering") discussed in NOTE 11 - PREFERRED STOCK OFFERING, the Lender agreed to reduce the interest rate on Velocity's credit facility from 2.50% to 1.50% above the prime rate of Wells Fargo Bank, N.A. immediately and increase the advance rate on the credit facility to 75.0% effective June 1, 2006. The rate of interest at December 31, 2006 was 9.75%.

On December 8, 2006, Velocity entered into a Second Amendment to the Loan Agreement with the Lender, pursuant to which the Lender agreed to amend the Loan Agreement dated January 27, 2005. Pursuant to the Amended and Restated Loan Agreement, the Lender agreed to temporarily increase the credit facility up to $14,500,000 until March 8, 2007.

As of December 31, 2006 and 2005, the Company had $13,791,388 and $6,094,462
outstanding on the credit facility, respectively. The maturity date of the credit facility is January 27, 2009.

Annual minimum principal payments due as of December 31, 2006 are as follows:

                2007                 $  7,340,924
                2008                    5,512,260
                2009                      938,204
                                     ------------
                                     $ 13,791,388
                                     ============


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

NOTE 7 - NOTES PAYABLE AND MORTGAGE
                                                                                             2006           2005
                                                                                         ------------   ------------
On June 2, 2005, J. Holder, Inc. acquired a residential property in Melbourne,
Florida (the "Melbourne Property"). Acquisition financing of $3,350,000 which is payable on demand, was provided by a group of investors ("Investors Group"), including J. Holder, Inc. The investors group will receive 2% of the loaned amount and 10% per annum as interest along with a pro rata share of 20% of the net profit realized by J. Holder, Inc. upon the sale of the property. Of the
$3,350,000 in financing, $2,170,000 was obtained from related parties -- See
NOTE 8 - RELATED PARTY TRANSACTIONS. On September 19, 2006, $400,000 of the
outstanding note was redeemed by J. Holder, Inc. As part of the redemption,
$51,222 of accrued interest was forgiven, but not the pro-rata share of the
profits.                                                                                 $  2,950,000   $  3,350,000


On September 21, 2005, J. Holder, Inc. entered into a $1,000,000 mortgage and security agreement, the proceeds of which were utilized to renovate the
Melbourne Property. Renovations on the property were approximately $1,000,000.
All principal accrues interest at a fixed annual rate of 12% per annum. J
Holder, Inc. is required to make monthly interest only payments of $10,000 until
October 21, 2007 at which time all principal and accrued interest and other charges are due and payable. This note was redeemed and paid in full on August
4, 2006.                                                                                           --      1,000,000


On April 15, 2005, the Company issued three promissory notes in the principal amounts of $100,000, $150,000 and $100,000 to accredited investors -- See NOTE 8
- RELATED PARTY TRANSACTIONS in a private placement. Each of the notes bore interest at the rate of 7% per annum and interest was payable in quarterly installments commencing September 30, 2005. The entire principal for each note was initially due and payable on April 15, 2006 unless the holder thereof provided written notice 90 days prior to April 15, 2006 that it elected to extend the note, in which event, the entire principal amount would become due and payable on April 15, 2007. On May 14, 2006, the $150,000 promissory note was redeemed at the Company's option. The remaining notes were extended. As of
December 31, 2006, the remaining notes in the aggregate amount of $200,000 were held by a related party to the president and CEO. These notes are due and
payable on April 15, 2007.                                                                    200,000        350,000
                                                                                         ------------   ------------

Subtotal                                                                                    3,150,000      4,700,000
                                                                                         ------------   ------------


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004


NOTE 7 - NOTES PAYABLE AND MORTGAGE (Continued)
                                                                                             2006           2005
                                                                                         ------------   ------------
Subtotal from previous page                                                              $  3,150,000   $  4,700,000

On October 5, 2005, the Company issued a promissory note in the principal amount of $60,000 to Ragan & Ragan, PC, a related entity, in a private placement (See
NOTE 8 - RELATED PARTY TRANSACTIONS). The note bears interest at the rate of 7%
per annum. The entire principal and accrued interest of the note is due and payable on October 5, 2006 unless the holder thereof provides written notice 30 days prior to October 5, 2006 that it elects to extend its note, in which event;
the entire principal amount is due and payable on October 5, 2007. The Company
redeemed the note on October 5, 2006.                                                              --         60,000

On October 5, 2005, the Company issued a promissory note in the principal amount of $70,000 to an accredited investor in a private placement. The note bore interest at the rate of 7% per annum. The entire principal and accrued interest of the note was due and payable on October 5, 2006 unless the holder thereof provided written notice to the Company 30 days prior to October 5, 2006 that it elected to extend its note, in which event the entire principal amount was due and payable on October 5, 2007. The Company redeemed this note on October 5,
2006.                                                                                              --         70,000
                                                                                         ------------   ------------
Total notes payable                                                                      $  3,150,000   $  4,830,000
                                                                                         ------------   ------------


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

NOTE 8 - RELATED PARTY TRANSACTIONS

Interest payments on the line of credit converted to equity on August 12, 2004 were made to an officer and shareholder of the Company in the amounts of $0, $0, and $124,859 for the years ended December 31, 2006, 2005 and 2004. In addition, the Company paid the officer and shareholder consulting fees of $0, $0, and $8,312 for the years ended December 31, 2006, 2005 and 2004.

Of the $3,350,000 in acquisition financing on the Melbourne Property referenced in NOTE 7, $1,270,000 was provided by Dr. Michael Kelly and Mr. David Granatell, who subsequently became members of the Board of Directors. Additionally, Mr. Robert Kleinert and Ms. Cornelia Yoke, related parties of the President and CEO of the Company, provided an additional $900,000 of financing in connection with the financing. Interest was expensed in the amounts of $216,528, $171,397 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively, and made payable to these related parties. Interest paid to other related parties as referenced in NOTE 7 totaled $18,269, $9,917, and $0 for the years ended December 31, 2006, 2005 and 2004.

Total interest expense to related parties for the years ended December 31, 2006, 2005 and 2004 was $234,797, $181,314 and $124,859, respectively.

In connection with the Company's independent consulting agreement with The Del Mar Consulting Group Inc., two of the Company's executive officers, W. Peter Ragan, Sr. and W. Peter Ragan, Jr. granted an option to RB & AJ Associated Holdings, Inc., a corporation majority owned by the president of the consulting group, to purchase 13,600 warrants owned by the executive officers to purchase an aggregate of 85,000 (42,500 from each) shares of common stock at $1.04 per share. In addition, the executive officers granted an employee of the Consultant an option to purchase 2,400 warrants owned by the executive officers to purchase an aggregate of 15,000 (7,500 from each) shares of common stock at $1.04 per share. Both of these options were exercised on March 15, 2005.

Until June 1, 2005, the Company's business office at 3100 Route 138 West, Wall, NJ 07719 had been leased for a two year period from a company owned by Messrs. Ragan & Ragan. Respectively, total payments under the lease amounted to $0, $3,750 and $9,000 for the years ended December 31, 2006, 2005 and 2004.

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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

NOTE 8 - RELATED PARTY TRANSACTIONS (Continued)

Legal fees paid to Ragan & Ragan, P.C., by the individual subsidiaries were as follows:

                                                2006           2005           2004
                                            ------------   ------------   ------------
Velocity Investments, LLC                   $  1,225,577   $  1,062,196   $    554,770
J. Holder, Inc.                                   10,139         63,574         71,689
VOM, LLC                                           5,528         15,013          6,225
                                            ------------   ------------   ------------

                                            $  1,241,244   $  1,140,783   $    632,684
                                            ============   ============   ============

NOTE 9 - STOCK BASED COMPENSATION

Stock Based Consideration to Employees
--------------------------------------

The 2004 Equity Incentive Program of the Company, (the "Employee Plan") authorizes the issuance of up to 1,000,000 shares of common stock in connection with the grant of options or issuance of restricted stock awards.

To the extent that the Company derives a tax benefit from options exercised by employees, if any, such benefit will be credited to additional paid-in capital when realized on our income tax return. There were no tax benefits realized by the Company during the year ended December 31, 2006. No options have been granted to date.

During the year ended December 31, 2006, the Company has issued restricted stock awards. Prior to the year ended December 31, 2006, the Company had not issued any restricted stock awards. The following summarizes the transactions of shares of common stock under the Employee Plan during the year ended December 31, 2006:

                                   Number         Number
                                of Shares      of Shares                  Compensation
Employee                          Granted         Vested   Market Value        Expense
------------------           ------------   ------------   ------------   ------------
James J. Mastriani                200,000        125,000   1.55 to 1.80   $    200,000
Craig Buckley                      25,000         25,000   1.50 to 1.90         44,300
Adam Atkinson                       3,000          3,000   1.50 to 1.90          5,300
Lisa Cullen                         3,000          3,000   1.50 to 1.90          5,300
Kristina Vingara                    1,000          1,000           1.90          1,900
                                                                          ------------
                                                                          $    256,800
                                                                          ============

Mr. Mastriani's remaining shares will vest in increments of 25,000 shares on February 27, 2007, May 27, 2007 and August 27, 2007, provided that he is employed by the Company on each date.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

NOTE 9 - STOCK BASED COMPENSATION (Continued)

Stock Based Consideration to Employees (Continued)
--------------------------------------------------

In accordance with SFAS 123(R), the Company recorded approximately $256,800 of expense related to grants of common stock which vested during the year ended December 31, 2006.

The intrinsic value for restricted stock is calculated based on the market price of our Common Stock as of the end of the period. As of December 31, 2006, approximately $142,500 of unrecognized stock compensation expense on 75,000 shares of Common Stock related to unvested restricted stock awards (net of estimated forfeitures) is expected to be recognized through August 2007.

Stock Based Consideration to Non-employees
------------------------------------------

On January 30, 2004, the Company entered into a Business Advisory Agreement with Lomond International, Inc., ("Lomond") an unrelated corporation, pursuant to which we issued a warrant exercisable for a five year period to purchase an aggregate of 200,000 shares of common stock at an exercise price of $1.04 per share in exchange for business advisory services for a period of one year. The principal service of which was our acquisition of Tele - Optics, Inc. on February 3, 2004. As required by EITF 96-18, the warrant was valued as of the date in which significant performance required by the contract was completed. The fair value of the common stock at the date of issuance to Lomond was $0.08 per share, the closing bid price of Tele-Optics, Inc.'s common stock as reported by the OTC Bulletin Board on February 3, 2004. Using the Black-Scholes model, the total compensation charge for the service contract with Lomond was $5,134 and the fair value of each equity instrument at the February 3, 2004 measurement date is $0.03. The expense recorded for this contract is $5,134 and is included in professional fees expense for the year ended December 31, 2004.

On December 16, 2004, the Company entered into an independent consulting agreement with The Del Mar Consulting Group, Inc., an unrelated California corporation ("Del Mar"). The Consultant agreed to provide specified public relations services for a period of one year. As compensation for such services the Company agreed to issue as a commencement bonus, 100,000 shares of common stock and a non-qualified stock option exercisable for five years to purchase 250,000 shares of common stock at a price of $2.50 per share. The total compensation charge for the common stock issued to Del Mar was $150,000 and the fair value of the common stock at the December 16, 2004 measurement date was $1.50 per share, the closing bid price of Velocity Asset Management, Inc.'s common stock reported by the OTC Bulletin Board on December 16, 2004. As required by EITF 96-18, the non-qualified stock option was valued as of the inception of the contract. Using the Black-Scholes model, the total compensation charge for the non-qualified stock option issued under the service contract with Del Mar was $249,041 and the fair value of each share subject to the option at the December 16, 2004 measurement date is $1.00. The expense recorded for this contract is $399,041 and is included in professional fees expense for the year ended December 31, 2004.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004


NOTE 9 - STOCK BASED COMPENSATION (Continued)

Stock Based Consideration to Non-employees (Continued)
------------------------------------------------------

Neither contract contains substantial incentives for non-performance as defined under EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or provisions for the forfeiture of the warrants/option in the event of non-performance.

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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

NOTE 10 - CONVERTIBLE SECURED DEBENTURE (Continued)

On April 1, 2006, the holder extended the initial payment due date of the Debenture to June 1, 2006, and in consideration thereof, the Company issued an additional warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $3.10 per share. On May 19, 2006, the Company used $1,823,000 of the proceeds related to a preferred stock offering to repay in full the interest and principal under the Debenture.

NOTE 11 - PREFERRED STOCK OFFERING

On May 18, 2006, the Company consummated its public offering (the "offering") of 1,200,000 shares of Series A 10% Convertible Preferred Stock ("Preferred Stock") resulting in gross proceeds of $12,000,000 to the Company. The underwriters were granted an over allotment option to purchase up to an additional 180,000 shares of Preferred Stock with an exercise price of $10.00 per share. The underwriters were also issued a warrant to purchase 120,000 shares of Preferred Stock with an exercise price of $10.00 per share. The public price per share for the offering was $10.00. The shares of Series A Convertible Preferred Stock are listed on the American Stock Exchange under the symbol JVI.PR.

Each share of Preferred Stock is convertible into four (4) shares of Common Stock. If after May 18, 2009, the Company's common stock exceeds the conversion price of the Preferred Stock by more than 35% and is traded on a national exchange, the Company may terminate the conversion right. If the Company issues a conversion cancellation notice, the Company will have the right to redeem the stock after May 18, 2008 for cash, at the Company's option, at $10.00 per share, plus accrued and unpaid dividends to the redemption date. On May 31, 2006, the underwriters exercised their over allotment option to purchase 180,000 shares of the Preferred Stock at $10.00 per share.

NOTE 12 - EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares outstanding during each period, plus the incremental shares outstanding assuming the conversion of preferred shares and convertible debt to common shares and the exercise of dilutive stock options. Outstanding options and warrants to non-employees convertible into 1,177,160 shares of common stock for the year ended December 31, 2006 and 1,127,160 shares of common stock for the year ended December 31, 2005 respectively, were not included in the income per share calculation because their effect would have been anti-dilutive. Convertible preferred stock, convertible into 5,520,000 shares of common stock for the year ended December 31, 2006 were not included in the income per share because their effects would have been anti-dilutive. Convertible notes, convertible into 208,463 shares of common stock for the year ended December 31, 2006 were not included in the income per share calculation because their effect would have been anti-dilutive.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004


NOTE 12- EARNINGS PER SHARE (Continued)

The following table sets forth the computation of basic and diluted earnings per share:


                                                                         2006           2005           2004
                                                                     ------------   ------------   ------------
Numerator:
 Net income (loss)                                                   $  1,318,690   $    473,867   $ (2,705,155)
 Preferred dividend                                                      (851,005)            --             --
                                                                     ------------   ------------   ------------
  Net income (loss) attributable to common stockholders              $    467,685   $    473,867   $ (2,705,155)
                                                                     ============   ============   ============


Denominator:
 Weighted average shares - Basic                                       16,008,653     15,937,002     27,047,005
 Effect of dilutive instruments:
  Stock options                                                         1,268,224      1,803,108            -0-
                                                                     ------------   ------------   ------------

Weighted average shares - Diluted                                      17,276,877     17,740,110     27,047,005
                                                                     ============   ============   ============


Net income per common share - Basic                                  $       0.03   $       0.03   $      (0.10)
                                                                     ============   ============   ============

Net income per common share - Diluted                                $       0.03   $       0.03   $      (0.10)
                                                                     ============   ============   ============


NOTE 13 - INCOME TAXES


The provision for corporate income taxes for the years ended December 31, 2006, 2005 and 2004 consist of the following:

                                                                         2006           2005           2004
                                                                     ------------   ------------   ------------
Current:
 Federal                                                             $    765,072   $    274,666   $         --
 State                                                                    366,069         65,017         18,002
                                                                     ------------   ------------   ------------

Total                                                                   1,131,141        339,683         18,002
                                                                     ------------   ------------   ------------


Deferred tax (benefit) expense
 Federal                                                                 (103,000)        49,820       (221,500)
 State                                                                    (56,100)        12,080         11,800
                                                                     ------------   ------------   ------------

   Total deferred tax (benefit) expense                                  (159,100)        61,900       (209,700)
                                                                     ------------   ------------   ------------


Total current and deferred tax (benefit) expense                     $    972,041   $    401,583   $   (191,698)
                                                                     ============   ============   ============

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

NOTE 13 - INCOME TAXES (Continued)

The tax effect of temporary differences that make up the significant components of the deferred tax asset and liability for financial reporting purposes at December 31, 2006 and 2005 are as follows:

                                                     2006           2005
                                                 ------------   ------------
Deferred tax asset
 Net operating loss carryforwards                $    176,100   $    506,600
 Stock compensation                                   110,400             --
 Accrued interest                                      30,000             --
 Section 263(a)                                        38,700             --
                                                 ------------   ------------
                                                      355,200        506,600
Deferred tax liability
 Depreciation and amortization                        (23,100)       (30,200)
                                                 ------------   ------------

Net deferred income taxes                             332,100        476,400

Valuation allowance                                   (25,200)      (328,600)
                                                 ------------   ------------

Total                                            $    306,900   $    147,800
                                                 ============   ============

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

At December 31, 2006, the Company had unused net operating loss carry forwards of approximately $464,100 for Federal purposes and $203,600 for New Jersey purposes. These net operating losses may provide future income tax benefits of approximately $150,900, which will expire between the years 2007 and 2023. The ability to utilize such losses is dependent upon the Company's ability to generate taxable future income as well as the annual limit per the Internal Revenue Code Section 382 versus the expiration dates of the losses. Because some of the losses are due to expire prior to fully utilizing the carry forwards, a valuation reserve has been established equal to the amount expected to expire unused.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004


NOTE 13 - INCOME TAXES (Continued)

A reconciliation of the provision for income taxes attributable to income (loss) on continuing operations computed at the Federal statutory rate to the reported provision for income taxes follows:


                                                              ------------------------------------------
                                                                      2006        2005          2004
                                                              ------------------------------------------
Tax provision at Federal statutory rate                                34.00%      34.00%        34.00%
Utilization of net operating loss                                      -2.49%      -2.26%       -34.00%
State income taxes                                                      9.00%       9.00%         9.00%
Change in valuation allowance for deferred tax assets                  -8.24%      -8.03%        -7.84%
Non-deductable expenses                                                12.37%      10.73%       -13.95%
Other                                                                  -2.21%       2.43%         6.17%
                                                              ------------------------------------------
Total                                                                  42.43%      45.87%        -6.62%
                                                              ------------------------------------------



NOTE 14 - RECAPITALIZATION

As detailed in Note 1, the merger of STB, Inc. into Velocity Asset Management, Inc.'s wholly-owned subsidiary TLOP Acquisition Company, LLC was treated as a reverse acquisition resulting in a recapitalization. The details of the recapitalization are as follows:

                                                                                February 3, 2004
                                                           ----------------------------------------------------------------
                                                                Balance              Adjustments               Balance
                                                                Prior to             Pursuant to                After
                             Equity Account                 Recapitalization      Recapitalization         Recapitalization
                                                           -----------------     -----------------        -----------------
Common Stock                                               $             100     $          12,905 (A)    $          13,005
Additional Paid-in-Capital                                               900                  (900)(A)                   --
Retained Deficit                                                    (122,748)              (12,005)(A)             (134,753)
                                                           -----------------     -----------------        -----------------

Totals                                                     $        (121,748)    $              --        $        (121,748)
                                                           =================     =================        =================

(A) A recapitalization adjustment was required to convert the equity section of STB, Inc. (the accounting acquirer in the reverse merger) immediately prior to the reverse merger to the equity section of the newly acquired public shell immediately following the reverse merger.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004


NOTE 14 - RECAPITALIZATION (Continued)

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

NOTE 15 - COMMON STOCK TRANSACTIONS

Concurrent with and pursuant to the reverse merger between Velocity Asset Management, Inc (formerly Tele-Optics, Inc.) and STB, Inc. (See NOTE 1 - ORGANIZATION AND BUSINESS), the Company issued the following shares of common stock to the executive officers of the Company:

                                                    Number
         Name of Executive Officers                of Shares       Par Value
         --------------------------              ------------    ------------
         Jack C. Kleinert                           3,064,712    $      3,065
         W. Peter Ragan, Sr                         1,532,356           1,532
         W. Peter Ragan, Jr                         1,532,356           1,532
                                                 ------------    ------------

                                                    6,129,424    $      6,129
                                                 ============    ============

Additionally, concurrent with the reverse merger, the Company sold the following shares of common stock pursuant to a private placement to the following shareholder for $500,000:

                                                  Number of
         Name of Shareholder                       Shares          Par Value
         -------------------                     ------------    ------------

         David Grantatell                             562,500    $        563
                                                 ============    ============

* The number of shares represents the post reverse stock split quantities and have been adjusted to reflect the 13:1 reverse stock split, as detailed in
     Note 16.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

NOTE 16 - REVERSE STOCK SPLIT AND CHANGE IN NUMBER OF SHARES OF CAPITAL STOCK AUTHORIZED

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

NOTE 17 - OUTSTANDING WARRANTS AND OPTIONS

At December 31, 2004, the Company had issued and outstanding warrants to purchase 5,358,503 shares of its common stock at a price ranging from $1.04 to $2.50 per share. A portion of the warrants (2,999,500, as adjusted for the 13:1 reverse stock split) were granted pursuant to the Merger Agreement effective February 3, 2004 and expire after a period of five years. The balance of the warrants (2,359,003) were granted pursuant to private offerings and/or in lieu of services rendered and expire after a period of five years.

At December 31, 2005, the Company had outstanding warrants to purchase 3,965,839 shares of its common stock at prices ranging from $1.04 to $2.50 per share. The first warrants (3,199,500 shares of common stock, as adjusted for the 13:1 reverse stock split) were granted pursuant to the Merger Agreement effective February 3, 2004 and expire after a period of five years. The second warrants (716,339 shares of common stock) were granted pursuant to private offerings and/or in lieu of services rendered and expire after a period of five years. The remaining warrants (50,000 shares of common stock) were granted as compensation to an independent consultant in lieu of services rendered and have an expiration date of March 31, 2009. The remaining warrant (200,000 shares of common stock) was granted in connection with the October 2005 convertible debt financing and has an expiration date of October 10, 2010.

At December 31, 2006, the Company had outstanding warrants to purchase 4,376,660 shares of its common stock at prices ranging from $1.04 to $3.10 per share. The first warrants (3,199,500 shares of common stock, as adjusted for the 13:1 reverse stock split in April 2004) were granted pursuant to the Merger Agreement effective February 3, 2004 and expire after a period of five years. The second warrants (677,160 shares of common stock) were granted pursuant to a private offering as compensation for services rendered and expire on March 31, 2009. The remaining warrant (200,000 shares of common stock) was granted in connection with the October 2005 convertible debt financing and has an expiration date of October 10, 2010. On May 19, 2006, the Company entered into an amendment to the Securities Purchase Agreement, effective April 1, 2006, for the October 2005 convertible debt financing, pursuant to which it extended the initial payment due date of its outstanding Convertible Secured Debenture ("Debenture") and issued to the holder thereof an additional warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $3.10 per share. The warrants became effective as of April 1, 2006.

At December 31, 2006, the Company had an option outstanding to an independent consultant (issued in 2005) in exchange for services rendered for 250,000 shares of common stock at an exercise price per share of $2.50.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

NOTE 18 - SUPPLEMENTAL CASH FLOW INFORMATION

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

  Number of shares issued                                       $  4,084,724
  Times: corresponding stock valuation                                  1.60
                                                                ------------

    Total stock value issued in exchange                        $  6,535,559
                                                                ============

  Total common stock issued                                     $      4,085
  Total additional-paid-in-capital                                 6,531,474
                                                                ------------
    Total                                                       $  6,535,559
                                                                ============

  Total debt extinguished
  Short-term borrowings under line of credit                    $    905,476
    Notes payable                                                  2,455,056
    Accrued interest payable                                         229,221
    Accrued interest expense                                          86,499
                                                                ------------
    Total debt extinguished                                        3,676,252
    Loss on extinguishment of debt                                 2,859,307
                                                                ------------
      Total                                                     $  6,535,559
                                                                ============

NOTE 19 - COMMITMENTS

The Company has entered into employment agreements with several officers with terms expiring through December 31, 2009.

NOTE 20 - SUBSEQUENT EVENTS


On February 23, 2007, Velocity entered into a Third Amendment to the Loan Agreement dated January 27, 2005. Pursuant to the Amended and Restated Loan Agreement, the Lender agreed to permanently increase the credit facility up to $17,500,000. In addition, Velocity has agreed to maintain certain ratios with respect to outstanding advances on the credit facility against the estimated remaining return value on Wells Fargo Foothill financed portfolios, and has agreed to maintain at least $6,500,000 in member's equity plus 50% of Velocity's net income for each calendar quarter that ends on or after March 31, 2007.
The Company has also agreed to maintain at least $21,000,000 in stockholder's equity plus 50% of the net income of the Company for each calendar quarter that ends on or after March 31, 2007.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   April 5, 2007

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

SIGNATURE                    TITLE                                DATE
---------                    -----                                ----

/s/ JOHN C. KLEINERT         President, Chief Executive           April 5, 2007
--------------------------      Officer and Director
John C. Kleinert


/s/ W. PETER RAGAN SR.       Vice President and Director          April 5, 2007
--------------------------
W. Peter Ragan, Sr.


/s/ JAMES J. MASTRIANI       Chief Financial Officer              April 5, 2007
--------------------------   and Chief Legal Officer,
James J. Mastriani           Treasurer and Secretary


/s/ STEVEN MARCUS                   Director                      April 5, 2007
--------------------------
Steven Marcus


/s/ DR. MICHAEL KELLY               Director                      April 5, 2007
--------------------------
Dr. Michael Kelly


/s/ DAVID GRANATELL                 Director                      April 5, 2007
--------------------------
David Granatell