Form 10QSB
period 2007-03-31
VELOCITY ASSET MANAGEMENT INC
filed 2007-05-21
CIK 813565

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Issuer had 16,154,321 shares of common stock issued and outstanding as of May 11, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                    VELOCITY ASSET MANAGEMENT SERVICES, INC.

                                   FORM 10-QSB
                      For the Quarter Ended March 31, 2007

                                      Index

                                                                                        Page
                                                                                        Number
                                                                                        ------
PART I              FINANCIAL INFORMATION

Item 1              Condensed Consolidated Balance Sheets as at December 31, 2006
                     and March 31, 2007 (unaudited at March 31, 2007)                     2

                    Condensed Consolidated Statements of Income for the three
                     Month periods ended March 31, 2007 and 2006 (unaudited)              4

                    Condensed Consolidated Statements of Stockholders' Equity
                     for the three months ended March 31, 2007 (unaudited)                5

                    Condensed Consolidated Statements of Cash Flows for the
                     three month periods ended March 31, 2007 and 2006 (unaudited)        6

                    Notes to the Condensed Consolidated Financial Statements              7

Item 2              Management's Discussion and Analysis or Plan of Operation            13

Item 3              Controls and Procedures                                              21

PART II
Item 1              Legal Proceedings                                                    22
Item 2              Unregistered Sales of Equity Securities and Use of Proceeds          22
Item 3              Defaults Upon Senior Securities                                      22
Item 4              Submission of Matters to a Vote of Security Holders                  22
Item 5              Other Information                                                    22
Item 6              Exhibits                                                             22
Signatures                                                                               23
Certifications

                                     PART I
                              FINANCIAL INFORMATION

Item 1     FINANCIAL STATEMENTS

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  March 31,    December 31,
                                                                    2007           2006
                                                                ------------   ------------
                                                                 (Unaudited)
                           ASSETS

Cash and cash equivalents                                       $    598,026   $  2,444,356
Properties held for sale                                           6,757,223      6,314,346
Deposits on properties                                               309,330        240,000
Tax certificates held and accrued interest receivable                394,366        472,071
Consumer receivables                                              40,537,990     38,327,926
Property and equipment, net of accumulated depreciation               69,628         68,619
Deferred income tax asset                                            281,200        306,900
Security deposit                                                      30,100         30,100
Other assets                                                         289,925        229,841
                                                                ------------   ------------

  Total assets                                                  $ 49,267,788   $ 48,434,159
                                                                ============   ============

   See accompanying notes to the condensed consolidated financial statements.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     March 31,        December 31,
                                                                       2007               2006
                                                                   -------------      -------------
                                                                    (Unaudited)
              LIABILITIES AND STOCKHOLDERS' EQUITY


Accounts payable and accrued expenses                              $   1,114,610      $     873,507
Estimated court and media costs                                        8,116,719          8,446,319
Line of credit                                                        14,558,921         13,791,388
Notes payable to related parties                                       2,370,000          2,370,000
Notes payable and mortgage                                               780,000            780,000
Income taxes payable                                                     515,759            600,974
                                                                   -------------      -------------

  Total liabilities                                                   27,456,009         26,862,188
                                                                   -------------      -------------
                      STOCKHOLDERS' EQUITY
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,380,000 shares issued and outstanding
 (liquidation value of Preferred Stock of 13,800,000 at
 March 31, 2007 and December 31, 2006)                                     1,380              1,380
Common stock, $0.001 par value, 40,000,000 shares authorized,
 16,154,321 and 16,129,321 shares issued and outstanding,
 respectively                                                             16,154             16,129
Additional paid-in-capital                                            23,557,356         23,502,381
Accumulated deficit                                                   (1,763,111)        (1,947,919)
                                                                   -------------      -------------

Total stockholders' equity                                            21,811,779         21,571,971
                                                                   -------------      -------------

  Total liabilities and stockholders' equity                       $  49,267,788      $  48,434,159
                                                                   =============      =============

   See accompanying notes to the condensed consolidated financial statements.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                         For the Three Months Ended
                                                                                                 March 31,
                                                                                        -----------------------------
                                                                                            2007             2006
                                                                                        -------------   -------------
REVENUES
  Sale of real property                                                                 $      55,012   $     371,312
  Income on consumer receivables                                                            3,056,043       1,454,647
  Interest income on tax certificates held                                                     59,685          30,196
                                                                                        -------------   -------------

    Total revenues                                                                          3,170,740       1,856,155
                                                                                        -------------   -------------
OPERATING EXPENSES
  Cost of real property                                                                        62,151         301,153
  Professional fees (including fees paid to related parties of
   $337,751 and $338,952 for the periods ended March 31, 2007 and 2006,
   respectively)                                                                              952,855         743,995
  General and administrative expenses                                                         825,732         397,685
                                                                                        -------------   -------------

    Total operating expenses                                                                1,840,738       1,442,833
                                                                                        -------------   -------------

    Income from operations                                                                  1,330,002         413,322

OTHER EXPENSE
  Interest expense (including interest paid to related parties of
   $57,750 and $57,750 for the periods ended March 31, 2007 and 2006,
   respectively)                                                                             (419,068)       (320,564)
                                                                                        -------------   -------------

Income before provision for income taxes                                                      910,934          92,758

Provision for income taxes                                                                    381,126          23,421
                                                                                        -------------   -------------

Net income                                                                                    529,808          69,337

Preferred dividend                                                                           (345,000)              -
                                                                                        -------------   -------------
Net income attributable to common stockholders                                          $     184,808   $      69,337
                                                                                        =============   =============

Weighted average common shares - basic                                                     16,138,210      15,972,321
                                                                                        =============   =============

Net income per common share - basic                                                     $        0.01   $        0.00
                                                                                        =============   =============

Weighted average common shares - diluted                                                   17,885,494      17,393,627
                                                                                        =============   =============

Net income per common share - diluted                                                   $        0.01   $        0.00
                                                                                        =============   =============

   See accompanying notes to the condensed consolidated financial statements.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2007
                                   (UNAUDITED)

                                       Preferred Stock               Common Stock
                                  -------------------------   -------------------------    Additional                     Total
                                   Number of                   Number of                    Paid in     Accumulated   Stockholders'
                                    Shares       Par Value      Shares       Par Value      Capital       Deficit        Equity
                                  -----------   -----------   -----------   -----------   ------------  ------------  -------------
BALANCES, December 31, 2006         1,380,000   $     1,380    16,129,321   $    16,129   $ 23,502,381  $ (1,947,919) $  21,571,971

Dividends declared on preferred
 stock                                      -             -             -             -              -      (345,000)      (345,000)

Stock based compensation                    -             -        25,000            25         54,975             -         55,000

Net Income                                  -             -             -             -              -       529,808        529,808
                                  -----------   -----------   -----------   -----------   ------------  ------------  -------------

BALANCES, March 31, 2007            1,380,000   $     1,380    16,154,321   $    16,154   $ 23,557,356  $ (1,763,111) $  21,811,779
                                  ===========   ===========   ===========   ===========   ============  ============  =============

   See accompanying notes to the condensed consolidated financial statements.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  For the Three Months Ended
                                                                                           March 31,
                                                                                  ---------------------------
                                                                                      2007           2006
                                                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                        $    529,808   $     69,337
Adjustments to reconcile net income to net cash used in operating activities
  Depreciation and amortization                                                         44,440          7,794
  Non-cash expenses relating to stock compensation                                      55,000              -
  Deferred income tax benefit                                                           25,700         15,300
  (Increase) decrease in:
    Accounts receivable                                                                      -       (104,313)
    Properties held for sale                                                          (442,877)       271,255
    Deposits on properties                                                             (69,330)       240,000
    Tax certificates held and accrued interest receivable                               77,705         84,990
    Consumer receivables                                                            (2,224,863)       573,199
    Security deposit                                                                         -         61,000
    Other assets                                                                       (81,357)      (181,007)
  Increase (decrease) in:
    Accounts payable and accrued expenses                                              241,103         77,250
    Estimated court and media costs                                                   (329,600)      (715,326)
    Income taxes payable                                                               (85,215)      (120,323)
                                                                                  ------------   ------------
Net cash (used in) provided by operating activities                                 (2,259,486)       279,156
                                                                                  ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                                                 (9,377)        (2,217)
                                                                                  ------------   ------------
Net cash used in investing activities                                                   (9,377)        (2,217)
                                                                                  ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                                                             767,533        150,000
  Repayments of borrowings                                                                   -       (437,796)
  Payment of dividends                                                                (345,000)             -
                                                                                  ------------   ------------
Net cash provided by (used in) financing activities                                    422,533       (287,796)
                                                                                  ------------   ------------

Net decrease in cash and cash equivalents                                           (1,846,330)       (10,857)

Cash and cash equivalents, beginning of year                                         2,444,356         90,624
                                                                                  ------------   ------------

Cash and cash equivalents, end of year                                            $    598,026   $     79,767
                                                                                  ============   ============

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                          $    345,317   $    730,674
  Cash paid for income taxes                                                      $    451,445   $    510,141

   See accompanying notes to the condensed consolidated financial statements.

                VELOCITY ASSET MANANGEMENT, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS

The condensed consolidated financial statements of Velocity Asset Management, Inc. ("VAMI") and its wholly-owned subsidiaries, Velocity Investments, LLC ("Velocity"), J. Holder, Inc. ("J. Holder"), VOM, LLC, ("VOM"), TLOP Acquisition Company, LLC ("TLOP") and SH Sales, Inc. ("SH") (the "Subsidiaries", and together with Velocity Asset Management, Inc., the "Company") included herein have been prepared by the Company and are unaudited; however, such information is in accordance with Security and Exchange Commission regulations and reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results that may be achieved for the full year.

Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited, consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006.

The Company has one continuing industry segment - the acquisition, management, collection, and servicing of distressed assets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PROPERTIES HELD FOR SALE

Properties held for sale consist of real property purchased by the Company for resale and are carried at the lower of cost or market value. This includes the cost to purchase the property and repairs or other costs required to present the property ready for resale. The Company recognizes income and related expenses from the sale of real property at the date the sale closes.

TAX CERTIFICATES HELD AND ACCRUED INTEREST RECEIVABLE

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

Prior to January 1, 2005, the Company accounted for its investment in consumer receivable portfolios using the interest method under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans ("PB-6")." Effective January 1, 2005, the Company adopted and began to account for its investment in consumer receivable portfolios using the interest method under the guidance of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 03-3, "Accounting for Loans or Certain Securities Acquired in a Transfer." SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt if those differences are attributable, at least in part to credit quality. Increases in expected cash flows are recognized prospectively through adjustment of the internal rate of return ("IRR") while decreases in expected cash flows are recognized as impairment.

                VELOCITY ASSET MANANGEMENT, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CONSUMER RECEIVABLES (Continued)

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

Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At March 31, 2007 and December 31, 2006, the Company had no consumer receivable portfolios accounted for under the cost recovery method.

The Company estimates and capitalizes certain fees paid to third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the cost of the individual portfolio and amortized over the life of the portfolio using the interest method. An offsetting liability is included as "Estimated court and media costs" on the balance sheet. The balance of these estimated costs at March 31, 2007 and December 31, 2006 was $8,116,719, and $8,446,319, respectively.

The Company establishes valuation allowances for all acquired loans subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the receivables. At March 31, 2007 and December 31, 2006, the Company had no valuation allowance on its consumer receivables.

USE OF ESTIMATES

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements." Management has not determined whether the Company will voluntarily choose to measure any of its financial assets and financial liabilities at fair value. Management has not determined whether the adoption of this statement will affect its reported results of operations or financial condition.

                VELOCITY ASSET MANANGEMENT, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE 3 - INVESTMENTS

PROPERTIES HELD FOR SALE

Properties held for sale consist of the following:

                                        March 31,       December 31,
                                          2007              2006
                                      ------------      ------------
Real property inventory               $  6,657,526      $  6,289,649
Assignments and judgments                   99,697            24,697
                                      ------------      ------------

  Total properties held for sale      $  6,757,223      $  6,314,346
                                      ============      ============

TAX CERTIFICATES HELD AND ACCRUED INTEREST RECEIVABLE

                                                      March 31,    December 31,
                                                        2007           2006
                                                    ------------   ------------
Tax certificates held                               $    194,634   $    243,796
Accrued interest                                         199,732        228,275
                                                    ------------   ------------

  Total tax certficates held and accrued interest   $    394,366   $    472,071
                                                    ============   ============

NOTE 4 - CONSUMER RECEIVABLES

Consumer receivable activity for the three months ended March 31, 2007 and 2006 were as follows:

                                                        Three Months     Three Months
                                                            Ended            Ended
                                                          March 31,        March 31,
                                                            2007             2006
                                                       --------------   --------------
Balance at beginning of period                         $   38,327,926   $   17,758,661

Acquisitions and capitalized costs, net of returns          2,850,623          367,928
Amortization of capitalized costs                             (14,799)               -
                                                       --------------   --------------
                                                            2,835,824          367,928
                                                       --------------   --------------

Cash collections                                           (3,681,803)      (2,395,774)
Income recognized on consumer receivables                   3,056,043        1,454,647
                                                       --------------   --------------
  Cash collections applied to principal                      (625,760)        (941,127)
                                                       --------------   --------------

  Balance at end of period                             $   40,537,990   $   17,185,462
                                                       ==============   ==============

                VELOCITY ASSET MANANGEMENT, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE 4 - CONSUMER RECEIVABLES (Continued)

As of March 31, 2007, the Company had $40,537,990 in consumer receivables. Based upon management's current estimation of projected future collections, principal reductions will be as follows:

                  March 31,
               --------------
    2008       $    6,892,799
    2009            8,787,931
    2010           10,623,748
    2011            8,999,603
    2012            5,233,909
               --------------

Total          $   40,537,990
               ==============

The accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated cash flows as of March 31, 2007 and 2006. Changes in the accretable yield are as follows:

                                               Three Months     Three Months
                                                   Ended            Ended
                                                 March 31,        March 31,
                                                   2007             2006
                                              --------------   --------------
Balance at beginning of year                  $   29,643,803   $   15,618,641
Income recognized on consumer receivables         (3,056,043)      (1,454,647)
Additions                                          2,405,503          396,076
                                              --------------   --------------

Balance at end of year                        $   28,993,263   $   14,560,070
                                              ==============   ==============

NOTE 5 - LINE OF CREDIT

On February 23, 2007, Velocity entered into a Third Amendment to the Loan and Security Agreement (the "Loan Agreement") with Wells Fargo Foothill, Inc., a California corporation (the "Lender") dated January 27, 2005. Pursuant to such agreement, the Lender agreed to permanently increase the credit facility up to $17,500,000. In addition, Velocity has agreed to maintain certain ratios with respect to outstanding advances on the credit facility against the estimated remaining return value on Wells Fargo Foothill financed portfolios, and at least $6,500,000 in member's equity plus 50% of Velocity's net income for each calendar quarter that ends on or after March 31, 2007. The Company also agreed to maintain at least $21,000,000 in stockholder's equity plus 50% of the net income of the Company for each calendar quarter that ends on or after March 31, 2007.

As of March 31, 2007 and December 31, 2006, the Company had $14,558,921 and $13,791,388 outstanding on the credit facility, respectively. The maturity date of the credit facility is January 27, 2009.

                VELOCITY ASSET MANANGEMENT, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has note payables with various related parties. Total interest expense to related parties for the three month period ended March 31, 2007 and 2006 was $57,750 and $57,750, respectively.

The Company engages Ragan & Ragan, PC, an entity owned by Messrs. Ragan & Ragan, to service its consumer receivable portfolios, interests in distressed real property and tax lien certificates with respect to obligors and properties located in the State of New Jersey. The fee arrangements between the Company's subsidiaries Velocity, J. Holder and VOM and Ragan & Ragan, P.C., each dated as of January 1, 2005, have been reviewed and approved by all the members of a committee appointed by the Board of Directors other than Mr. Ragan, Sr. who abstained. John C. Kleinert and James J. Mastriani comprised the committee.

Ragan & Ragan, P.C. routinely advances their court costs associated with the servicing of the consumer receivables portfolios, which are subsequently reimbursed by the Company. These costs are included in the estimated court and media costs in the condensed consolidated balance sheets.

Legal fees paid to Ragan & Ragan, P.C., by the individual subsidiaries were as follows:

                               Three Months     Three Months
                                   Ended            Ended
                                 March 31,        March 31,
                                   2007             2006
                              --------------   --------------
Velocity Investments, LLC     $      337,584   $      328,674
J. Holder, Inc.                            -           10,139
VOM, LLC                                 167              139
                              --------------   --------------

                              $      337,751   $      338,952
                              ==============   ==============

NOTE 7 - STOCK BASED COMPENSATION

STOCK BASED CONSIDERATION TO EMPLOYEES

The 2004 Equity Incentive Program of the Company, (the "Employee Plan") authorizes the issuance of up to 1,000,000 shares of common stock in connection with the grant of options or issuance of restricted stock awards.

To the extent that the Company derives a tax benefit from options exercised by employees, if any, such benefit will be credited to additional paid-in capital when realized on our income tax return. There were no tax benefits realized by the Company during the three months ended March 31, 2007 or the year ended December 31, 2006. No options have been granted to date.

During the year ended December 31, 2006, the Company issued restricted stock awards. Prior to the year ended December 31, 2006, the Company had not issued any restricted stock awards. As part of these restricted stock awards Mr. Mastriani was granted 200,000 shares to be vested incrementally. As of March 31, 2007, 150,000 shares of Mr. Mastriani's stock had vested. The following summarizes the transactions of shares of common stock under the Employee Plan during the three month period ended March 31, 2007. There were no transactions during the three months ended March 31, 2006.

                      Number of Shares                     Compensation
     Employee             Vesting         Market Value        Expense
------------------   -----------------   --------------   --------------
James J. Mastriani              25,000   $         2.20   $       55,000

Mr. Mastriani's remaining shares will vest in increments of 25,000 shares on May 27, 2007 and August 27, 2007, provided that he is employed by the Company on each date.

In accordance with SFAS 123(R), the Company recorded approximately $55,000 of expense related to grants of common stock which vested during the three months ended March 31, 2007.

As of March 31, 2007, approximately $77,500 of unrecognized stock compensation expense on 50,000 shares of Common Stock related to unvested restricted stock awards (net of estimated forfeitures) is expected to be recognized through August 2007.

                VELOCITY ASSET MANANGEMENT, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE 8 - EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares outstanding during each period, plus the incremental shares outstanding assuming the conversion of preferred shares and convertible debt to common shares and the exercise of dilutive stock options. Outstanding options and warrants to non-employees convertible into 1,177,160 shares of common stock at March 31, 2007 were not included in the income per share calculation because their effect would have been anti-dilutive. Convertible preferred stock, convertible into 5,520,000 shares of common stock at March 31, 2007 were not included in the income per share because their effects would have been anti-dilutive. Convertible notes, convertible into 112,500 shares of common stock at March 31, 2006 were not included in the income per share calculation because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months     Three Months
                                                         Ended            Ended
                                                       March 31,        March 31,
                                                         2007             2006
                                                    --------------   --------------
Numerator:
  Net income                                        $      529,808   $       69,337
  Preferred dividend                                      (345,000)               -
                                                    --------------   --------------

  Net income attributable to common shareholders
  - Basic and Diluted                               $      184,808   $       69,337
                                                    ==============   ==============

Denominator:
  Weighted average shares - Basic                       16,138,210       15,972,321
  Effect of dilutive instruments:
    Stock options                                        1,747,284        1,421,306
                                                    --------------   --------------

  Weighted average shares - Diluted                     17,885,494       17,393,627
                                                    ==============   ==============

Net income per common share - Basic                 $         0.01   $         0.00
                                                    ==============   ==============

Net income per common share - Diluted               $         0.01   $         0.00
                                                    ==============   ==============

NOTE 9 - SUBSEQUENT EVENTS

On May 2, 2007, the Company signed a lease with Donato at Wall 4, LLC (the "Donato Lease") with respect to its new business office (the "Office") located at 1800 Route 34, Wall, New Jersey 07719. The Donato Lease consists of 2,450 square feet of office space and commences on July 1, 2007 with an initial term of five years (the "Term"). The Company will have two options to extend the Term for two additional terms of five years each. The total annual lease payment is $43,487.50, payable in equal monthly installments on or before the first of each month.

Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this quarterly report.

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

     We cannot give any guarantee that these plans, intentions or expectations will be achieved. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those Risk Factors set forth in our Form 10-KSB for the year ended December 31, 2006. Listed below and discussed elsewhere in this quarterly report are some important risks, uncertainties and contingencies that could cause our actual results, performances or achievements to be materially different from the forward-looking statements included or incorporated by reference in this quarterly report. These risks, uncertainties and contingencies include, but are not limited to, the following:

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

Purchased Consumer Receivable Portfolios and Revenue Recognition

We purchase pools of consumer receivable accounts at a substantial discount from their face amounts, usually discounted at 75% to 97% from face value, and are recorded by us at our acquisition cost, including the estimated cost of court filing fees and account media. The pools of consumer receivables contain accounts that have experienced deterioration of credit quality between origination and our acquisition of the consumer receivable portfolios. The discounted amount paid for a pool of consumer receivable accounts reflects our determination that it is probable we will be unable to collect all amounts due according to the contractual terms of the accounts. At acquisition, we review the consumer receivable accounts in the portfolio to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that we will be unable to collect all amounts due according to the contractual terms of the accounts. If both conditions exist, we determine whether each such loan is to be accounted for individually or whether such receivables will be assembled into static pools based on common risk characteristics. We consider expected prepayments and estimate the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio of consumer receivable accounts and subsequently aggregated pools of consumer receivable accounts. We determine the excess of the pool's scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted based on our proprietary acquisition models. The remaining amount, representing the excess of the loan's cash flows expected to be collected over the amount paid, is accreted into income recognized on consumer receivables over the remaining life of the loan or pool using the interest method.

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

Prior to January 1, 2005, we accounted for our investment in consumer receivables using the interest method under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans." In accordance with Practice Bulletin 6, revenue was recognized based on our anticipated cash collections and the estimated rate of return over the useful life of the pool. Effective January 1, 2005, we adopted and began to account for our investment in consumer receivables using the interest method under the guidance of American Institute of Certified Public Accountants Statement of Position 03-3, "Accounting for Loans or Certain Securities Acquired in a Transfer." For portfolios of consumer receivables acquired in fiscal years beginning prior to December 15, 2004, Practice Bulletin 6 is still effective; however, Practice Bulletin 6 was amended by Statement of Position 03-3. For portfolios of consumer receivables acquired in fiscal years beginning after December 15, 2004, Statement of Position 03-3 is effective. In accordance with Statement of Position 03-3 (and the amended Practice Bulletin 6), revenue is recognized based on our anticipated gross cash collections and the estimated rate of return over the useful life of the pool.

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

Under Statement of Position 03-3, to the extent that there are differences in actual performance versus expected performance, increases in expected cash flows are recognized prospectively through adjustment of the internal rate of return while decreases in expected cash flows are recognized as impairment. Under both the guidance of Statement of Position 03-3 and the amended Practice Bulletin 6, when expected cash flows are higher than prior projections, the increase in expected cash flows results in an increase in the internal rate of return and therefore, the effect of the cash flow increase is recognized as increased revenue prospectively over the remaining life of the affected pool. However, when expected cash flows are lower than prior projections, Statement of Position 03-3 requires that the expected decrease be recognized as an impairment by decreasing the carrying value of the affected pool (rather than lowering the internal rate of return) so that the pool will amortize over its expected life using the original internal rate of return.

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

We establish valuation allowances for all acquired consumer receivable portfolios subject to Statement of Position 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the loans. At December 31, 2006 and March 31, 2007, we had no valuation allowance on our consumer receivables. Prior to January 1, 2005, if estimated future cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance.

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

The following table shows the changes in consumer receivables, including amounts paid to acquire new portfolios of consumer receivables for the three months ended March 31, 2007 and 2006:

                                                        Three Months     Three Months
                                                            Ended            Ended
                                                          March 31,        March 31,
                                                            2007             2006
                                                       --------------   --------------
Balance at beginning of period                         $   38,327,926   $   17,758,661

Acquisitions and capitalized costs, net of returns          2,850,623          367,928

Amortization of capitalized costs                             (14,799)               -
                                                       --------------   --------------

                                                            2,835,824          367,928
                                                       --------------   --------------

Cash collections                                           (3,681,803)      (2,395,774)

Income recognized on consumer receivables                   3,056,043        1,454,647
                                                       --------------   --------------
Cash collections applied to principal
                                                             (625,760)        (941,127)
                                                       --------------   --------------


Balance at end of period                               $   40,537,990   $   17,185,462
                                                       ==============   ==============

Stock Based Compensation

         We account for stock based compensation utilizing the fair value recognition provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R). The statement addresses the accounting for share-based payment transactions with employees and other third parties and requires that the compensation costs relating to such transactions be recognized in the consolidated financial statements. SFAS No. 123R requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. Additionally, regarding the treatment of non-employee stock based compensation, we have followed the guidance of EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

New Accounting Pronouncements

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements." Management has not determined whether the Company will voluntarily choose to measure any of its financial assets and financial liabilities at fair value. Management has not determined whether the adoption of this statement will affect its reported results of operations or financial condition.

Results of Operations

         Total Revenues

         Total revenues for the three month period ended March 31, 2007 (the "2007 First Quarter") were $3,170,740 as compared to $1,856,155 during the three month period ended March 31, 2006 (the "2006 First Quarter"), representing a 70.8% increase. The increase in revenues was primarily attributable to a significant increase in collections on consumer receivables at our Velocity Investments subsidiary that was partially offset by a decrease in revenues from the sale of real property at our J. Holder subsidiary. Revenues from the sale of real property, the collection of consumer receivables and the collection of taxes and interest derived from tax lien certificates owned by the Company represented approximately 1.7%, 96.4% and 1.9%, respectively, during the 2007 First Quarter as compared to 20.0%, 78.4% and 1.6% during the 2006 First Quarter. Although management believes that the mix of revenues on a comparative basis will vary from reporting period to reporting period partly as a result of factors beyond its control, such as maturity dates, court decisions and other similar events that affect the timing of revenue recognition, it also believes that the increase in consumer receivables revenues in the 2007 First Quarter is reflective of the continued growth in its consumer receivables business.

         Total Operating Expenses

         Total operating expenses for the 2007 First Quarter were $1,840,738 as compared to $1,442,833 during the 2006 First Quarter, representing a 27.6% increase. The increase in total operating expenses was primarily attributable to increased professional fees incurred as a result of an increase in collections and a corresponding increase in legal commission expenses as a result of an expansion of operations at our Velocity Investments' subsidiary. General and administrative expenses increased in the 2007 First Quarter as a result of our increasing due diligence expenses and electronic search fees for Velocity Investments and an increase in payroll expense.

Other Income (Expense)

         Interest expense in the 2007 First Quarter was $419,068 as compared to $320,564 in the 2006 First Quarter, representing a 30.7% increase. The increase in interest expense was primarily attributable to an expansion of Velocity Investments' line of credit with Wells Fargo Foothill, Inc.

Net Income (Loss)

         Net income for the 2007 First Quarter was $529,808 as compared to net income for the 2006 First Quarter of $69,337, a 664.1% increase. The increase in net income is primarily attributable to an increase in revenue from operations at Velocity Investments, our consumer receivables subsidiary.

Liquidity and Capital Resources

         At March 31, 2007, the Company had approximately $598,000 in cash and cash equivalents and trade accounts payable of approximately $1,100,000. Management believes that the revenues expected to be generated from operations, the Company's line of credit and the remaining proceeds of the preferred stock financing discussed below, will be sufficient to finance operations for the foreseeable future.

         In order to expand operations by, among other things, purchasing additional portfolios of distressed consumer receivables, we have been seeking to raise additional capital by way of the sale of equity securities, debt instruments and obtaining a bank line of credit. If, for any reason, our available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors, including acquisitions), we will be required to seek additional funding.

         Net cash used in operating activities was approximately $2,259,000 during the 2007 First Quarter, as compared to net cash provided by operating activities of approximately $279,000 in the 2006 First Quarter. The increase in net cash used in operating activities was primarily due to a significant increase in the purchase of portfolios of consumer receivables and a small increase in the purchases of properties held for sale during the 2007 First Quarter. Net cash provided by financing activities was approximately $423,000 during the 2007 First Quarter, as compared to net cash used in financing activities of approximately $288,000 in the 2006 First Quarter. The increase in net cash provided by financing activities was primarily due to the increase in the Velocity Investments senior credit facility discussed below.

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

         Use of the senior credit facility is subject to Velocity Investments, LLC complying with certain restrictive covenants under the Loan and Security Agreement, including but not limited to: a restriction on incurring additional indebtedness or liens; a change of control of Velocity Investments, LLC; a restriction on entering into transactions with affiliates outside the course of Velocity Investment's ordinary business; and a restriction on making payments to us in compliance with the Subordination Agreement. In addition, Velocity Investments, LLC has agreed to maintain certain ratios with respect to outstanding advances on the credit facility against the estimated remaining return value on Wells Fargo Foothill financed portfolios.

         On February 23, 2007, Velocity entered into a Third Amendment to the Loan and Security Agreement. Pursuant to such amendment, the Lender agreed to permanently increase the credit facility up to $17,500,000. In addition, Velocity has agreed to maintain certain ratios with respect to outstanding advances on the credit facility against the estimated remaining return value on Wells Fargo Foothill financed portfolios, and at least $6,500,000 in member's equity plus 50% of Velocity's net income for each calendar quarter that ends on or after March 31, 2007. The Company has also agreed to maintain at least $21,000,000 in stockholder's equity plus 50% of the net income of the Company for each calendar quarter that ends on or after March 31, 2007.

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

         On May 18, 2006, we consummated our public offering of 1,200,000 shares of our Series A Convertible Preferred Stock. The offering was underwritten by Anderson & Strudwick, Incorporated. The underwriters were granted an option to purchase up to an additional 180,000 shares of Series A Convertible Preferred Stock to cover over-allotments which they exercised on May 31, 2006. The public price per share for the offering was $10.00. Net proceeds of the offering amounted to approximately $12.4 million. As of March 31, 2007, approximately $6.5 million of the proceeds of the offering have been used for the purchase of distressed consumer receivable portfolios, $1.823 million has been used to repay the convertible debenture, $1.0 million has been used to redeem a mortgage and a note on an investment property in Florida, $2.6 million has been used for general corporate expenses and approximately $810,000 has been used to redeem certain short term notes. The remaining proceeds of approximately $600,000 have been placed in an interest bearing account at Commerce Bank, N.A.

Supplementary Information on Consumer Receivables Portfolios:

                         Portfolio Purchases/Collections

                          (dollar amounts in thousands)

                  Outstanding                   Cumulative     Cumulative     Gross Cash
  Reporting        Principal     Portfolios      Purchase         Gross       Collections
    Period          Amount       Purchased         Price      Collections     Per Period
--------------   ------------   ------------   ------------   ------------   ------------
 12/31/2005      $    154,112             37   $     14,939   $      8,001   $      5,405
  3/31/2006      $    156,243              3   $     15,193   $      9,456   $      1,455
 12/31/2006      $    353,154             63   $     30,306   $     18,779   $     10,778
  3/31/2007      $    395,015              6   $     32,058   $     22,454   $      3,682

The prices we pay for our consumer receivable portfolios are dependent on many criteria, including the age of the portfolio, the type of receivable, our analysis of the percentage of obligors who owe debt that is collectible through legal collection means and the geographical distribution of the portfolio. When we pay higher prices for portfolios which may have a higher percentage of obligors whose debt we believe is collectible through legal collection means, we believe it is not at the sacrifice of our expected returns. Price fluctuations for portfolio purchases from quarter to quarter or year over year are indicative of the overall mix of the types of portfolios we are purchasing.

During the three months ended March 31, 2007, we acquired six portfolios of consumer receivables aggregating approximately $42 million in initial outstanding principal amount at a purchase price of approximately $1.75 million dollars, bringing the aggregate initial outstanding principal amount of consumer receivables under management as of March 31, 2007 to approximately $395 million, an increase of 154% as compared to approximately $156 million as of March 31, 2006. For the three month period ended March 31, 2007, we posted gross collections of approximately $3.68 million a 153% increase as compared to gross collections of $1.45 million in the three month period ended March 31, 2006.

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

ITEM 3            CONTROLS AND PROCEDURES.

         (a) Disclosure Controls. As of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of such period, our disclosure controls and procedures were effective as of the period covered by this report in timely alerting them to material information relating to Velocity Asset Management, Inc.'s required to be disclosed in our periodic reports with the Securities and Exchange Commission. In addition, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of such period, our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There were no changes in our disclosure controls during the period covered by the Report on Form 10-QSB.

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

         As of March 31, 2007, there are presently no material pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is the subject and, to the best of our knowledge, no such actions against us is contemplated or threatened.

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


                                       VELOCITY ASSET MANAGEMENT, INC.


Dated:  May 21, 2007                   By: /s/  John C. Kleinert
                                           -------------------------------------
                                           John C. Kleinert
                                           Chief Executive Officer and President