Form 10KSB/A
period 2006-12-31
VELOCITY ASSET MANAGEMENT INC
filed 2007-06-18
CIK 813565

================================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1


[X]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of
     1934
     For the fiscal year ended December 31, 2006

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________ to ____________


                        Commission File Number: 000-32879


                         Velocity Asset Management, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           Delaware                                              65-0008442
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


    48 S. Franklin Turnpike, 3rd Floor
              Ramsey, NJ                                           07446
  ----------------------------------------                       ----------
  (Address of Principal Executive Offices)                       (Zip Code)


                                 (732) 556-9090
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


          Securities Registered under Section 12(b) of the Exchange Act

         Series A Convertible Preferred Stock, par value $.001 per share
         ---------------------------------------------------------------
                                (Title of Class)


                             American Stock Exchange
                     --------------------------------------
                     (Name of exchange on which registered)


         Securities Registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 Par Value
                          -----------------------------
                                (Title of Class)

Check whether the Company: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer's revenues for the year ended December 31, 2006 were $10,284,482.

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

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

In this report, references to "we", "us" or "our" collectively refer to Velocity Asset Management, Inc.

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-KSB/A to Velocity Asset Management's (the "Company" or the "Registrant") Annual Report on Form 10-KSB for the year ended December 31, 2006 (the "Original Filing"), which was filed with the Securities and Exchange Commission on April 5, 2007, is being filed to amend or include certain charts and disclosure contained in Item 10. Executive Compensation to conform such disclosure with the recently adopted changes in the executive compensation disclosure regulations of the SEC.

         As a result of these amendments, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-KSB/A.

         Except for the amendments described above, this Form 10-KSB/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

PART III
--------

Item 10. Executive Compensation.

         Summary Compensation Table

         The following table sets forth all annualized compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2006, 2005 and 2004. Individuals we refer to as our "named executive officers" include our Chief Executive Officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2006.

------------------------------------------------------------------------------------------------------------------------------------
                                                   SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------------
                                                                              Non-Equity     Nonqualified
                                                                              Incentive      Deferred
                                                          Stock       Option  Plan           Compensation  All Other
Name and                                                  Awards      Awards  Compensation   Earnings      Compensation
principal position        Year   Salary ($)   Bonus ($)   ($)         ($)     ($)            ($)           ($)            Total ($)
-----------------------   ----   ----------   ----------  --------    ------  ------------   ------------  -------------  ----------
John C. Kleinert          2006   $  215,000   $   25,000      --                                                          $  240,000
Chief Executive Officer   2005   $  175,000         --        --                                                          $  175,000
                          2004   $   37,500         --        --                                                          $   37,500

James J, Mastriani        2006   $  175,000   $   60,000  $310,000(1)                                                     $  545,000
Chief Financial Officer   2005   $  150,000   $   30,000      --                                                          $  180,000
Chief Legal Officer       2004   $   37,500   $    5,000      --                                                          $   42,500


1. On August 26, 2006 the Board of Directors approved a grant to Mr. Mastriani's for 200,000 restricted shares of common stock in th Company. Of those shares, 75,000 shares are unvested as of December 31, 2006. These shares will vest in increments of 25,000 shares on February 27, 2007, May 27, 2007 and August 27, 2007, provided that he is employed by the Company on each date.

Narrative Disclosure to Summary Compensation Table

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

Outstanding equity awards

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our name executive officers.

                                                          OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
               ---------------------------------------------------------------------------------------------------------------------
                                              OPTION AWARDS                                         STOCK AWARDS
               --------------------------------------------------------------------  -----------------------------------------------
                                                                                                                       Equity
                                                                                                         Equity        Incentive
                                                Equity                                                   Incentive     Plan Awards:
                                                Incentive                            Number    Market    Plan Awards:  Market or
                                                Plan Awards:                         of        Value of  Number of     Payout Value
                              Number of         Number of                            Shares    Shares    Unearned      of Unearned
               Number of      Securities        Securities                           or Units  or Units  Shares,       Shares, Units
               Securities     Underlying        Underlying                           of Stock  of Stock  Units or      or Other
               Underlying     Unexercised       Unexercised    Option                That      That      Other Rights  Rights That
               Unexercised    Options           Unearned       Exercise  Option      Have Not  Have Not  That Have     Have Not
               Options (#)    (#)               Options        Price     Expiration  Vested    Vested    Not Vested    Vested
Name           Exercisable    Unexercisable     (#)            ($)       Date        (#)       ($)       (#)           (#)
---------      -----------    -------------     ----------     --------  ----------  --------  --------  ------------  -------------
John C.
Kleinert                --               --             --           --          --        --        --            --             --

James J.
Mastriani               --               --             --           --          --        --        --        75,000  $     116,250


Outstanding Equity Awards Narrative Disclosure

On August 26, 2006 the Board of Directors approved a grant to Mr. Mastriani's for 200,000 restricted shares of common stock in the Company. Of those shares, 75,000 shares are unvested as of December 31, 2006. These shares will vest in increments of 25,000 shares on February 27, 2007, May 27, 2007 and August 27, 2007, provided that he is employed by the Company on each date.

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

Compensation Pursuant to Plans. In March 2004, we approved the 2004 Equity Incentive Program. The Program provides for the grant of incentive stock options, nonqualified stock options, restricted stock grants, including, but not limited to, unrestricted stock grants, as approved by the Board or a committee of the board. Incentive stock options granted under the Program are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. Nonqualified stock options granted under the Program are intended not to qualify as incentive stock options under the Internal Revenue Code.

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

Compensation of Directors Summary Table

---------------------------------------------------------------------------------------------------------------------------
                                                     DIRECTOR COMPENSATION
---------------------------------------------------------------------------------------------------------------------------
                     Fees                                         Non-Equity     Non-Qualified
                     Earned or                                    Incentive      Deferred       All
                     Paid in        Stock          Option         Plan           Compensation   Other
Name                 Cash           Awards         Awards         Compensation   Earnings       Compensation
(a)                  ($)            ($)            ($)            ($)            ($)            ($)            Total ($)
------------------   ------------   ------------   ------------   ------------   ------------   ------------   ------------
Steven Marcus        $      2,000             --             --             --             --             --   $      2,000
David Granatell      $      2,000             --             --             --             --             --   $      2,000
Dr. Michael Kelly    $      2,000             --             --             --             --             --   $      2,000

Narrative to Director Compensation

         Fees earned or paid in cash represent a standard $1,000 per day meeting fee received for attendance at the June 8, 2006 and December 19, 2006 Board of Directors meetings. The Company expects to implement a director incentive plan in Fiscal 2007.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Amendment No. 1 on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VELOCITY ASSET MANAGEMENT, INC.

Dated:  June 15, 2007                  By: /s/ JOHN C. KLEINERT
                                           -------------------------------------
                                           John C. Kleinert, President,
                                           Chief Executive Officer and Director

Dated:  June 15, 2007                  By: /s/ JAMES J. MASTRIANI
                                           -------------------------------------
                                           James J. Mastriani,
                                           Chief Financial Officer and
                                           Chief Legal Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Dated:  June 15, 2007                  By: /s/ JOHN C. KLEINERT
                                           -------------------------------------
                                           John C. Kleinert, President,
                                           Chief Executive Officer and Director

Dated:  June 15, 2007                  By: /s/ W. PETER RAGAN SR.
                                           -------------------------------------
                                           W. Peter Ragan, Sr., Director

Dated:  June 15, 2007                  By: /s/ JAMES J. MASTRIANI
                                           -------------------------------------
                                           James J. Mastriani,
                                           Chief Financial Officer,
                                           Chief Legal Officer, Treasurer &
                                           Secretary

Dated:  June 15, 2007                  By: /s/ STEVEN MARCUS
                                           -------------------------------------
                                           Steven Marcus, Director

Dated:  June 15, 2007                  By:
                                           -------------------------------------
                                           Michael Kelly, Director

Dated:  June 15, 2007                  By:
                                           -------------------------------------
                                           David Granatell, Director