Form 10QSB
period 2007-06-30
VELOCITY ASSET MANAGEMENT INC
filed 2007-08-09
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2007

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


           1800 Route 34 North, Building 4, Suite 404A, Wall, NJ 07719
             (Address of Principal Executive Offices)  (Zip Code)


                                 (732) 556-9090
                (Issuer's Telephone Number, Including Area Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Issuer had 16,179,321 shares of common stock issued and outstanding as of August 1, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                    VELOCITY ASSET MANAGEMENT SERVICES, INC.

                                  FORM 10-QSB
                      For the Quarter Ended June 30, 2007

                                     Index

                                                                           Page
                                                                          Number
                                                                          ------
PART I   FINANCIAL INFORMATION

Item 1   Condensed Consolidated Balance Sheets at December 31, 2006
         and June 30, 2007 (unaudited as at June 30, 2007)                    2

         Condensed Consolidated Statements of Income for the three and six
         month periods ended June 30, 2007 and 2006 (unaudited)               4

         Condensed Consolidated Statement of Changes in Stockholders'
         Equity for the six months ended June 30, 2007
         (unaudited)                                                          5

         Condensed Consolidated Statements of Cash Flows for the six months
         ended June 30, 2007 and 2006 (unaudited)                             6

         Notes to Condensed Consolidated Financial Statements                 7

Item 2   Management's Discussion and Analysis or Plan of Operation           15

Item 3   Controls and Procedures                                             23

PART II

Item 1   Legal Proceedings                                                   24

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds         24

Item 3   Defaults Upon Senior Securities                                     24

Item 4   Submission of Matters to a Vote of Security Holders                 24

Item 5   Other Information                                                   24

Item 6   Exhibits                                                            24

Signatures                                                                   25

Certifications


PART I
FINANCIAL INFORMATION

Item 1   Financial Statements

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  June 30,      December 31,
                                                                    2007           2006
                                                                (Unaudited)     (Audited)
                                                                ------------    ------------
                                     ASSETS

Cash and cash equivalents                                       $  2,089,469    $  2,444,356
Properties held for sale                                           7,197,299       6,314,346
Deposits on properties                                               130,000         240,000
Tax certificates held and accrued interest receivable, net           333,542         472,071
Consumer receivables, net                                         42,879,889      38,327,926
Property and equipment, net of accumulated depreciation               64,228          68,619
Deferred income tax asset                                            265,300         306,900
Security deposit                                                      33,724          30,100
Other assets                                                         498,340         229,841
                                                                ------------    ------------

    Total assets                                                $ 53,491,791    $ 48,434,159
                                                                ============    ============


   See accompanying notes to the condensed consolidated financial statements.


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      June 30,       December 31,
                                                                                        2007            2006
                                                                                    (Unaudited)       (Audited)
                                                                                    ------------    ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

  Accounts payable and accrued expenses                                             $  1,423,078    $    873,507
  Estimated court and media costs                                                      7,485,249       8,446,319
  Lines of credit                                                                     16,768,379      13,791,388
  Notes payable to related parties                                                     2,370,000       2,370,000
  Notes and mortgages payable                                                          1,015,000         780,000
  Convertible subordinated notes                                                       2,250,000              --
  Income taxes payable                                                                    51,324         600,974
                                                                                    ------------    ------------

    Total liabilities                                                                 31,363,030      26,862,188
                                                                                    ------------    ------------

STOCKHOLDERS' EQUITY

  Series A 10% Convertible Preferred Stock, $0.001 par value,
    10,000,000 shares authorized, 1,380,000 shares issued
    and outstanding (liquidation preference of $13,800,000)                                1,380           1,380
  Common stock, $0.001 par value, 40,000,000 shares authorized,
    16,179,321 and 16,129,321 shares issued and outstanding,
    respectively                                                                          16,179          16,129
  Additional paid-in-capital                                                          23,573,581      23,502,381
  Accumulated deficit                                                                 (1,462,379)     (1,947,919)
                                                                                    ------------    ------------

  Total stockholders' equity                                                          22,128,761      21,571,971
                                                                                    ------------    ------------

    Total liabilities and stockholders' equity                                      $ 53,491,791    $ 48,434,159
                                                                                    ============    ============

   See accompanying notes to the condensed consolidated financial statements.


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                        For the Three Months Ended        For the Six Months Ended
,                                                                                June 30,                         June 30,
                                                                       ----------------------------    ----------------------------
                                                                           2007            2006            2007            2006
                                                                       ------------    ------------    ------------    ------------
REVENUES
  Sales of real property                                               $    163,983    $    232,254    $    218,995    $    603,566
  Income on consumer receivables                                          3,291,023       1,841,730       6,347,066       3,296,377
  Interest income on tax certificates held                                   26,484          63,306          86,169          93,502
                                                                       ------------    ------------    ------------    ------------

Total revenues                                                            3,481,490       2,137,290       6,652,230       3,993,445
                                                                       ------------    ------------    ------------    ------------

OPERATING EXPENSES
  Cost of real property sold                                                177,284          19,522         239,436         320,676
  Professional fees (including fees paid to related parties of
    $273,891 and $326,838 and $611,641 and $665,790 for the
    three and six month periods ended  June 30, 2007 and 2006,
    respectively)                                                         1,279,575         884,927       2,232,430       1,628,922
  General and administrative expenses                                       585,697         521,103       1,411,428         918,787
                                                                       ------------    ------------    ------------    ------------

    Total operating expenses                                              2,042,556       1,425,552       3,883,294       2,868,385
                                                                       ------------    ------------    ------------    ------------

    Income from operations                                                1,438,934         711,738       2,768,936       1,125,060

OTHER EXPENSE
  Interest expense (including interest paid to related parties of
    $58,353 and $51,367 and $116,103 and $109,117 for the
    three and six month periods ended June 30, 2007 and 2006,
    respectively)                                                          (471,717)       (311,021)       (890,785)       (631,585)
                                                                       ------------    ------------    ------------    ------------

Income before provision for income taxes                                    967,217         400,717       1,878,151         493,475

Provision for income taxes                                                  321,485         200,035         702,611         223,456
                                                                       ------------    ------------    ------------    ------------

Net income                                                                  645,732         200,682       1,175,540         270,019

Preferred dividend                                                         (345,000)       (161,005)       (690,000)       (161,005)
                                                                       ------------    ------------    ------------    ------------

Net income attributable to common stockholders                         $    300,732    $     39,677    $    485,540    $    109,014
                                                                       ============    ============    ============    ============

Weighted average common shares - basic                                   16,163,936      15,972,321      16,151,144      15,972,321
                                                                       ============    ============    ============    ============

Net income per common share - basic                                    $       0.02    $       0.00    $       0.03    $       0.01
                                                                       ============    ============    ============    ============

Weighted average common shares - diluted                                 17,719,398      17,417,920      17,802,517      17,405,774
                                                                       ============    ============    ============    ============

Net income per common share - diluted                                  $       0.02    $       0.00    $       0.03    $       0.01
                                                                       ============    ============    ============    ============

   See accompanying notes to the condensed consolidated financial statements.


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 2007
                                   (UNAUDITED)


                                  Preferred Stock                Common Stock
                            ---------------------------   ---------------------------    Additional                       Total
                              Number of                     Number of                     Paid in       Accumulated    Stockholders'
                               Shares       Par Value        Shares        Par Value      Capital         Deficit        Equity
                            ------------   ------------   ------------   ------------   ------------   ------------    ------------
BALANCES, December 31,
 2006                          1,380,000   $      1,380     16,129,321   $     16,129   $ 23,502,381   $ (1,947,919)   $ 21,571,971

Dividends paid on
 preferred stock                      --             --             --             --             --       (690,000)       (690,000)

Stock-based compensation              --             --         50,000             50         71,200             --          71,250

Net income                            --             --             --             --             --      1,175,540       1,175,540
                            ------------   ------------   ------------   ------------   ------------   ------------    ------------

BALANCES, June 30, 2007        1,380,000   $      1,380     16,179,321   $     16,179   $ 23,573,581   $ (1,462,379)   $ 22,128,761
                            ============   ============   ============   ============   ============   ============    ============

   See accompanying notes to the condensed consolidated financial statements.


                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             For the Six Months Ended
                                                                                    June 30,
                                                                          -----------------------------
                                                                              2007             2006
                                                                          ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $  1,175,540     $    270,019
Adjustments to reconcile net income to net cash
 used in operating activities
   Depreciation and amortization                                                90,052           15,589
   Non-cash expenses relating to stock compensation                             71,250           12,347
   Deferred income tax benefit                                                  41,600           16,100
   (Increase) decrease in:
      Accounts receivable                                                           --           23,881
      Properties held for sale                                                (882,953)         223,343
      Deposits on properties                                                   110,000          241,000
      Tax certificates held and accrued interest receivable                    138,529           78,126
      Consumer receivables                                                  (5,156,741)      (5,982,097)
      Security deposit                                                          (3,624)          61,000
      Other assets                                                             (97,223)        (144,371)
   Increase (decrease) in:
      Accounts payable and accrued expenses                                    549,571          263,120
      Estimated court and media costs                                         (385,890)         216,129
      Income taxes payable                                                    (549,650)         (80,235)
                                                                          ------------     ------------
Net cash used in operating activities                                       (4,899,539)      (4,786,049)
                                                                          ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property and equipment                                       (12,339)          (2,217)
                                                                          ------------     ------------
Net cash used in investing activities                                          (12,339)          (2,217)
                                                                          ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings                                                  3,211,991        4,375,801
   Repayments of borrowings                                                         --       (2,537,796)
   Proceeds received from stock and warrants sales and offerings                    --       13,800,120
   Net proceeds from convertible subordinated notes                          2,035,000               --
   Commissions and related expenses paid on
     stock offering                                                                 --       (1,404,000)
   Payment of dividends                                                       (690,000)        (161,005)
                                                                          ------------     ------------
Net cash provided by financing activities                                    4,556,991       14,073,120
                                                                          ------------     ------------

Net increase (decrease) in cash and cash equivalents                          (354,887)       9,284,854

Cash and cash equivalents, beginning of period                               2,444,356           90,624
                                                                          ------------     ------------

Cash and cash equivalents, end of period                                  $  2,089,469     $  9,375,478
                                                                          ============     ============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                 $    727,934     $    441,546
   Cash paid for income taxes                                             $    902,045     $    319,534

   See accompanying notes to the condensed consolidated financial statements.

                VELOCITY ASSET MANANGEMENT, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS

The condensed consolidated financial statements of Velocity Asset Management, Inc. ("VAMI") and its wholly-owned subsidiaries, Velocity Investments, LLC ("Velocity"), J. Holder, Inc. ("J. Holder"), VOM, LLC, ("VOM"), TLOP Acquisition Company, LLC ("TLOP") and SH Sales, Inc. ("SH") (the "Subsidiaries", and together with Velocity Asset Management, Inc., the "Company") included herein have been prepared by the Company and are unaudited; however, such information is in accordance with Securities and Exchange Commission regulations and reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results that may be achieved for the full year.

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

                VELOCITY ASSET MANANGEMENT, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)

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

Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At June 30, 2007 and December 31, 2006, the Company had no consumer receivable portfolios accounted for under the cost recovery method.

The Company estimates and capitalizes certain fees paid to third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the cost of the individual portfolio and amortized over the life of the portfolio using the interest method. An offsetting liability is included as "Estimated court and media costs" on the balance sheet. The balance of these estimated costs at June 30, 2007 and December 31, 2006 was $7,485,249, and $8,446,319, respectively.

The Company establishes valuation allowances for all acquired loans subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the receivables. At June 30, 2007 and December 31, 2006, the Company had no valuation allowance on its consumer receivables.

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

Recent Accounting Pronouncements
--------------------------------

In September 2006, the FASB issued SFAS No.157, "Fair Value Measurement." This statement defines fair values, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. We do not expect the adoption of SFAS No.157 to have a material effect on our financial condition and results of operations. This statement is effective for fiscal years beginning after November 15, 2007.

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

                VELOCITY ASSET MANANGEMENT, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)

NOTE 3 - INVESTMENTS

Properties Held for Sale
------------------------

Properties held for sale consist of the following:


                                                                                          June 30,        December 31,
                                                                                            2007              2006
                                                                                        -------------    -------------
         Real property inventory                                                        $   7,097,602    $   6,289,649
         Assignments and judgments                                                             99,697           24,697
                                                                                        -------------    -------------

            Total properties held for sale                                              $   7,197,299    $   6,314,346
                                                                                        =============    =============


Tax Certificates Held and Accrued Interest Receivable
-----------------------------------------------------


                                                                                          June 30,        December 31,
                                                                                            2007              2006
                                                                                        -------------    -------------
         Tax certificates held                                                          $     157,035    $     243,796
         Accrued interest                                                                     176,507          228,275
                                                                                        -------------    -------------

            Total tax certficates held and accrued interest                             $     333,542    $     472,071
                                                                                        =============    =============


NOTE 4 - CONSUMER RECEIVABLES

Consumer receivable activity for the three months and six ended June 30, 2007 and 2006 was as follows:


                                                      Three Months     Three Months      Six Months       Six Months
                                                          Ended            Ended            Ended            Ended
                                                      June 30, 2007    June 30, 2006    June 30, 2007    June 30, 2006
                                                      -------------    -------------    -------------    -------------
Balance at beginning of period                        $  40,537,990    $  17,185,462    $  38,327,926    $  17,758,661

Acquisitions and capitalized costs, net of returns        3,599,777        7,472,888        6,450,400        7,840,816
Amortization of capitalized costs                           (14,799)              --          (29,598)              --
                                                      -------------    -------------    -------------    -------------
                                                          3,584,978        7,472,888        6,420,802        7,840,816
                                                      -------------    -------------    -------------    -------------

Cash collections                                         (4,534,102)      (2,759,322)      (8,215,905)      (5,155,096)
Income recognized on consumer receivables                 3,291,023        1,841,730        6,347,066        3,296,377
                                                      -------------    -------------    -------------    -------------
   Cash collections applied to principal                 (1,243,079)        (917,592)      (1,868,839)      (1,858,719)
                                                      -------------    -------------    -------------    -------------

Balance at end of period                              $  42,879,889    $  23,740,758    $  42,879,889    $  23,740,758
                                                      =============    =============    =============    =============

                VELOCITY ASSET MANANGEMENT, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)

NOTE 4 - CONSUMER RECEIVABLES (Continued)

As of June 30, 2007 the Company had $42,879,889 in consumer receivables. Based upon management's current estimation of projected future collections, principal reductions for each of the periods ended June 30 will be as follows:


                                                                    June 30,
                                                                 -------------
                              2008                               $   7,531,477
                              2009                                   9,709,585
                              2010                                  11,309,745
                              2011                                   9,129,022
                              2012                                   5,200,060
                                                                 -------------

    Total                                                        $  42,879,889
                                                                 =============


The accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated cash flows as of June 30, 2007 and 2006. Changes in the accretable yield are as follows:

                                                   Six Months       Six Months
                                                      Ended           Ended
                                                  June 30, 2007   June 30, 2006
                                                  -------------   -------------
Balance at beginning of period                    $  29,643,803   $  15,618,641
Income recognized on consumer receivables            (6,347,066)     (3,296,377)
Additions                                             7,924,639       9,358,451
                                                  -------------   -------------

Balance at end of period                          $  31,221,376   $  21,680,715
                                                  =============   =============


NOTE 5 - LINES OF CREDIT

On February 23, 2007, Velocity entered into a Third Amendment to the Loan and Security Agreement (the "Loan Agreement") with Wells Fargo Foothill, Inc., a California corporation (the "Lender"), dated January 27, 2005. Pursuant to the Loan Agreement, as amended and restated, the Lender agreed to permanently increase the credit facility up to $17,500,000. In addition, Velocity agreed to maintain certain ratios with respect to outstanding advances on the credit facility against the estimated remaining return value on Wells Fargo Foothill financed portfolios, and to maintain at least $6,500,000 in member's equity plus 50% of Velocity's net income for each calendar quarter that ends on or after June 30, 2007. The Company has also agreed to maintain at least $21,000,000 in stockholder's equity plus 50% of the net income of the Company for each calendar quarter that ends on or after June 30, 2007. The maturity date of the credit facility is January 27, 2009.

As of June 30, 2007 and December 31, 2006 the Company had $16,127,379 and $13,791,388 outstanding on the credit facility, respectively.

                VELOCITY ASSET MANANGEMENT, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)


NOTE 5 - LINES OF CREDIT (Continued)

On June 14, 2007, the Company entered into an agreement to secure a revolving credit line in the maximum principal sum of $800,000 with Northern State Bank. During the term of the credit line, interest shall accrue on the outstanding principal balance of the credit line at a rate of the lenders' prime rate plus one-half percent per annum. The Company can draw upon the credit line during the twelve month period commencing on June 14, 2007. Any sums loaned under the note may be repaid at any time, without premium or penalty, and reborrowed from time to time, until July 1, 2008. Payments of interest only are due on the 1st day of each and every month until July 1, 2008, on which date the entire balance or principal, interest and fees then unpaid shall be due and payable. The credit line is secured by various mortgages of real property held and owned by the Company's subsidiary, J. Holder, Inc. The Company had $641,000 outstanding on the credit line as of June 30, 2007.

As of June 30, 2007 and December 31, 2006, the Company had an aggregate of $16,768,379 and $13,791,388 outstanding on its credit facilities, respectively.

NOTE 6 - CONVERTIBLE SUBORDINATED NOTES

On June 29, 2007, Velocity Asset Management, Inc. (the "Company") consummated an initial closing (final closing July 27, 2007) of its private placement offering of 10.0% Convertible Subordinated Notes (the "Notes") due 2017 (the "Offering") to accredited investors ("Investors"). The Notes are being offered and sold pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Notes are being sold by the Company through an NASD member firm which is serving as placement agent. In connection with the Offering, the Company issued the Notes and also entered into a Subscription Agreement with each of the Noteholders.

As of June 30, 2007, the Company issued Notes in the principal amount of $2,250,000 ($2,350,000 as of July 27, 2007). Interest on the Notes will be paid monthly in arrears commencing on September 30, 2007. The Notes will be subordinated in liquidation preference and in right of payment to all of the Company's existing debt. The Notes will be senior in right of payment and in liquidation preference to any future long term debt of the Company. To the extent the Company were to complete a subsequent financing with the placement agent on or before March 29, 2008 ("Subsequent Financing"), the Notes will automatically convert into the underlying securities (either convertible debt or preferred stock) sold in the Subsequent Financing (the "Underlying Securities"). To the extent the new issue in the Subsequent Financing contains an interest rate less than 10.0% per annum, the exchange ratio of the Notes will automatically adjust to maintain a 10.0% yield. To the extent the Company does not complete a Subsequent Financing, the Notes may be converted, at the option of the holder, into shares of the Company's Common Stock at a price of $2.50 per share, subject to certain adjustments within. The Company intends to use the net proceeds from the Offering primarily for the purchase of portfolios of consumer receivables and for general corporate purposes, including working capital.

For its services in connection with the Offering, the placement agent received a placement fee computed at the rate of seven percent (7.0%) of the aggregate principal amount of the Notes sold. In addition, the Company paid an accountable expense allowance of one percent (1%) of the aggregate principal amount of the Notes sold. As a result, after other Offering expenses of approximately $33,500 ($41,500 as of July 27, 2007) (legal and blue sky filing fees), the Company received net proceeds of approximately $2,035,000 ($2,127,000 as of July 27, 2007). Costs of $216,500 related to this offering have been capitalized and will be amortized over the life of the notes.

The Company and the Placement Agent do not anticipate additional closings of the Offering after July 27, 2007. There can be no assurance that there will be additional sales of Notes. The Notes provide that, to the extent the Company completes a Subsequent Financing, the Company will use its best efforts to register the underlying securities in connection with the Subsequent Financing. To the extent the Company does not complete a Subsequent Financing, the Company will use its best efforts to register the common stock underlying the outstanding Notes for resale by the Noteholders.

                VELOCITY ASSET MANANGEMENT, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)

NOTE 7 - NOTES PAYABLE

On April 25, 2007, the Company issued two promissory notes of $35,000 and $200,000 to accredited investors in a private placement. Each of the notes bears interest at a rate of 10% per annum plus 15% of the net profit related to the sale of specified real property owned by the Company's subsidiary, J. Holder, Inc. All amounts owed are due no later than April 25, 2008 and may be redeemed at any time before the due date without penalty.

NOTE 8 - COMMITMENTS

On May 2, 2007, the Company signed a lease with Donato at Wall 4, LLC (the "Donato Lease") with respect to its new business office (the "Office") located at 1800 Route 34, Wall, New Jersey 07719. The Donato Lease covers 2,450 square feet of office space and commences on July 1, 2007 with an initial term of five years (the "Term"). The Company has two options to extend the Term for a period of five years each. The total annual lease payment is $43,488, payable in equal monthly installments on or before the first of each month.

The future minimum lease payments for each of the twelve month periods ended June 30 are as follows:


                                                   June 30
                                                 ------------
                          2008                   $     39,863
                          2009                         43,488
                          2010                         43,488
                          2011                         43,488
                          2012                         43,488
                                                 ------------

  Total                                          $    213,815
                                                 ============

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company has notes payable with various related parties. Total interest expense to related parties for the three and six month periods ended June 30, 2007 and 2006 was $58,353 and $51,367 and $116,103 and $109,117, respectively.

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

Ragan and Ragan, P.C. routinely advances court costs associated with their servicing of consumer receivable portfolios, which are subsequently reimbursed by the Company. These costs are included in the estimated court and media costs in the condensed consolidated balance sheets.

                VELOCITY ASSET MANANGEMENT, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)


Legal fees paid to Ragan & Ragan, P.C., by the individual subsidiaries were as follows:


                                  Three Months      Three Months     Six Months       Six Months
                                      Ended            Ended            Ended            Ended
                                  June 30, 2007    June 30, 2006    June 30, 2007    June 30, 2006
                                  -------------    -------------    -------------    -------------
Velocity Investments, LLC         $     273,866    $     324,618    $     611,450    $     653,292
J. Holder, Inc.                              --               --               --           10,139
VOM, LLC                                     25            2,220              191            2,359
                                  -------------    -------------    -------------    -------------

                                  $     273,891    $     326,838    $     611,641    $     665,790
                                  =============    =============    =============    =============

NOTE 10- STOCK BASED COMPENSATION

Stock Based Consideration to Employees
--------------------------------------

The 2004 Equity Incentive Program of the Company, (the "Employee Plan") authorizes the issuance of up to 1,000,000 shares of common stock in connection with the grant of options or issuance of restricted stock awards. No options have been granted to date.

To the extent that the Company derives a tax benefit from options exercised by employees, if any, such benefit will be credited to additional paid-in capital when realized on our income tax return.

During the year ended December 31, 2006, the Company issued restricted stock awards. Prior to the year ended December 31, 2006, the Company had not issued any restricted stock awards. As part of these restricted stock awards Mr. Mastriani was granted 200,000 shares to be vested incrementally. As of June 30, 2007, 175,000 shares of Mr. Mastriani's stock had vested. The following summarizes the transactions of shares of common stock under the Employee Plan during the six month period ended June 30, 2007. There were no transactions during the three months ended June 30, 2006.

                             Number of Shares                        Compensation
       Employee                   Vesting          Market Value        Expense
------------------------ ----------------------    -------------    -------------
James J. Mastriani                       50,000        $1.55        $      77,500


Mr. Mastriani's remaining 25,000 shares will vest on August 27, 2007, provided that he is employed by the Company on such date.

In accordance with SFAS 123(R), the Company recorded approximately $77,500 of expense related to grants of common stock which vested during the six month period ended June 30, 2007. For the six month period ended June 30, 2007, there were no tax benefits realized related to stock based compensation issued to employees in 2006.

As of June 30, 2007, approximately $38,750 of unrecognized stock compensation expense on 25,000 shares of common stock related to unvested restricted stock awards (net of estimated forfeitures) is expected to be recognized through August 2007.

NOTE 11 - EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares outstanding during each period, plus the incremental shares outstanding assuming the conversion of preferred shares and convertible debt to common shares and the exercise of dilutive stock options. Outstanding options and warrants to non-employees convertible into 1,177,160 shares of common stock at June 30, 2007 were not included in the income per share calculation because their effect would have been anti-dilutive. Convertible preferred stock, convertible into 5,520,000 shares of common stock at June 30, 2007 were not included in the income per share because their effects would have been anti-dilutive. Convertible notes, convertible into 9,890 and 4,945 shares of common stock for the three and six months ended June 30, 2007, respectively, were not included in the income per share calculation because their effect would have been anti-dilutive.

Convertible preferred stock, convertible into 1,941,099 and 970,549 shares of common stock for the three and six months ended June 30, 2006, respectively, were not included in the income per share calculation because their effects

                VELOCITY ASSET MANANGEMENT, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)


NOTE 11 - EARNINGS PER SHARE (Continued)

would have been anti-dilutive. Convertible notes, convertible into 383,854 and 416,927 shares of common stock for the three and six months ended June 30, 2006, respectively, were not included in the income per share calculation because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

Numerator:
                                            Three Months      Three Months      Six Months       Six Months
                                                Ended            Ended            Ended            Ended
                                            June 30, 2007    June 30, 2006    June 30, 2007    June 30, 2006
                                            -------------    -------------    -------------    -------------
Net income                                  $     645,732    $     200,682    $   1,175,540    $     270,019
Preferred dividend                               (345,000)        (161,005)        (690,000)        (161,005)
                                            -------------    -------------    -------------    -------------
Net income attributable to
common stockholders
- Basic and Diluted                         $     300,732    $      39,677    $     485,540    $     109,014
                                            =============    =============    =============    =============

Denominator:
  Weighted average shares - Basic              16,163,936       15,972,321       16,151,144       15,972,321
  Effect of dilutive instruments:
    Stock options                               1,555,462        1,445,599        1,651,373        1,433,453
                                            -------------    -------------    -------------    -------------

  Weighted average shares - Diluted            17,719,398       17,417,920       17,802,517       17,405,774
                                            =============    =============    =============    =============

Net income per common share - Basic         $        0.02    $        0.00    $        0.03    $        0.01
                                            =============    =============    =============    =============

Net income per common share - Diluted       $        0.02    $        0.00    $        0.03    $        0.01
                                            =============    =============    =============    =============

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this report.

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

Purchased Consumer Receivable Portfolios and Revenue Recognition

We purchase pools of consumer receivable accounts at a substantial discount from their face amounts, usually discounted at 75% to 98% from face value, and which are recorded by us at our acquisition cost, including the estimated cost of court filing fees and account media. The pools of consumer receivables contain accounts that have experienced deterioration of credit quality between origination and our acquisition of the consumer receivable portfolios. The discounted amount paid for a pool of consumer receivable accounts reflects our determination that it is probable we will be unable to collect all amounts due according to the contractual terms of the accounts. At acquisition, we review the consumer receivable accounts in the portfolio to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that we will be unable to collect all amounts due according to the contractual terms of the accounts. If both conditions exist, we determine whether each such loan is to be accounted for individually or whether such receivables will be assembled into static pools based on common risk characteristics. We consider expected prepayments and estimate the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio of consumer receivable accounts and subsequently aggregated pools of consumer receivable accounts. We determine the excess of the pool's scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted based on our proprietary acquisition models. The remaining amount, representing the excess of the loan's cash flows expected to be collected over the amount paid, is accreted into income recognized on consumer receivables over the remaining life of the loan or pool using the interest method.

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

Under Statement of Position 03-3, to the extent that there are differences in actual performance versus expected performance, increases in expected cash flows are recognized prospectively through adjustment of internal rate of return while decreases in expected cash flows are recognized as the impairment. Under both the guidance of Statement of Position 03-3 and the amended Practice Bulletin 6, when expected cash flows are higher than prior projections, the increase in expected cash flows results in an increase in the internal rate of return and therefore, the effect of the cash flow increase is recognized as increased revenue prospectively over the remaining life of the affected pool. However, when expected cash flows are lower than prior projections, Statement of Position 03-3 requires that the expected decrease be recognized as an impairment by decreasing the carrying value of the affected pool (rather than lowering the internal rate of return) so that the pool will amortize over its expected life using the original internal rate of return.

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

We establish valuation allowances for all acquired consumer receivable portfolios subject to Statement of Position 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the loans. At December 31, 2006 and June 30, 2007, we had no valuation allowance on our consumer receivables. Prior to January 1, 2005, if estimated future cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance.

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

The following table shows the changes in consumer receivables, including amounts paid to acquire new portfolios of consumer receivables for the three and six months ended June 30, 2007 and 2006:

                                             Three            Three            Six Months       Six Months
                                             Months Ended     Months Ended     Ended            Ended
                                             June 30,         June 30,         June 30,         June 30,
                                             2007             2006             2007             2006
                                            -------------    -------------    -------------    -------------
Balance at beginning of period              $  40,537,990    $  17,185,462    $  38,327,926    $  17,758,661


Acquistions and capitalized costs, net of
returns                                         3,599,777        7,472,888        6,450,400        7,840,816

Amortization of capitalized costs                 (14,799)              --          (29,598)              --
                                            -------------    -------------    -------------    -------------

                                                3,584,978        7,472,888        6,420,802        7,840,816
                                            -------------    -------------    -------------    -------------
Cash collections                               (4,534,102)      (2,759,322)      (8,215,905)      (5,155,096)

Income recognized on finance receivables        3,291,023        1,841,730        6,347,066        3,296,377
                                            -------------    -------------    -------------    -------------

Cash collections applied to principal          (1,243,079)        (917,592)      (1,868,839)      (1,858,719)
                                            -------------    -------------    -------------    -------------

Balance at end of period                    $  42,879,889    $  23,740,758    $  42,879,889    $  23,740,758
                                            =============    =============    =============    =============

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

New Accounting Pronouncements

         In September 2006, the FASB issued SFAS No.157, "Fair Value Measurement." This statement defines fair values, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. We do not expect the adoption of SFAS No.157 to have a material effect on our financial condition and results of operations. This statement is effective for fiscal years beginning after November 15, 2007.

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

Results of Operations

Total revenues for the three month period ended June 30, 2007 (the "2007 Second Quarter") were $3,481,490 as compared to $2,137,290 during the three month period ended June 30, 2006 (the "2006 Second Quarter"), representing a 62.9% increase. Revenues in the six month period ended June 30, 2007 (the "2007 Period") were $6,652,230 as compared to $3,993,445 in the same period in the prior year (the"2006 Period"), representing a 66.6% increase. The increase in revenues was primarily attributable to a significant increase in collections on consumer receivables at our Velocity Investments subsidiary that was partially offset by a decrease in revenues from the sale of real property at our J. Holder subsidiary. Revenues from the sale of real property, the collection of consumer receivables and the collection of principal and interest derived from tax lien certificates owned by the Company represented approximately 4.7%, 94.5% and 0.8%, respectively, during the 2007 Second Quarter as compared to 10.9%, 86.2% and 2.9% during the 2006 Second Quarter, and approximately 3.3%, 95.4% and 1.3% during the 2007 Period as compared to 15.1%, 82.5% and 2.4% during the 2006 Period. Although management believes that the mix of revenues on a comparative basis will vary from reporting period to reporting period partly as a result of factors beyond its control, such as maturity dates, court decisions and other similar events that affect the timing of revenue recognition, it also believes that the increase in consumer receivables revenues in the 2007 Second Quarter is reflective of the continued growth in its consumer receivables business.

Total Operating Expenses

Total operating expenses for the 2007 Second Quarter were $2,042,556 as compared to $1,425,552 during the 2006 Second Quarter, representing a 43.3% increase. Total operating expenses for the 2007 Period were $3,883,294 as compared to $2,868,385 during the 2006 Period, representing a 35.4% increase. The increase in total operating expenses in both periods was primarily attributable to increased professional fees incurred as a result of an increase in collections and a corresponding increase in legal commission expenses as a result of the expansion of operations at our Velocity Investments' subsidiary. In addition, after a management review of our tax certificate files at our tax lien subsidiary, VOM, management determined that approximately $95,000 in tax liens (principal and accrued interest) should be written off for the six months ended June 30, 2007. General and administrative expenses also increased in the 2007 Second Quarter as a result of our increasing due diligence expenses and electronic search fees for Velocity Investments and an increase in payroll expense.

Other Income (Expense)

Interest expense in the 2007 Second Quarter was $471,717 as compared to $311,021 in the 2006 Second Quarter, representing a 51.7% increase. Interest expense in the 2007 Period was $890,785 as compared to $631,585 in the 2006 Period, representing a 41.0% increase. The increase in interest expense in both periods was primarily attributable to an expansion of Velocity Investments' line of credit with Wells Fargo Foothill, Inc.

Net Income

Net income for the 2007 Second Quarter was $645,732 as compared to net income for the 2006 Second Quarter of $200,682, a 221.8% increase. Net income for the 2007 Period was $1,175,540 as compared to net income for the 2006 Period of $270,019, a 335.4% increase. The increase in net income in both periods is primarily attributable to an increase in net revenue from operations at Velocity Investments, our consumer receivables subsidiary partially offset by an increase in operating expenses.

Liquidity and Capital Resources

At June 30, 2007, the Company had approximately $2,100,000 in cash and cash equivalents and trade accounts payable of approximately $1,400,000. Management believes that such net cash and cash equivalents together with the revenues expected to be generated from operations, the Company's lines of credit and the proceeds of the subordinated debt financing discussed below, will be sufficient to finance operations for the foreseeable future.

In order to expand operations by, among other things, purchasing additional portfolios of distressed consumer receivables, we have been seeking to raise additional capital by way of the sale of equity securities, debt instruments and obtaining additional bank lines of credit. If, for any reason, our available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors, including acquisitions), we may be required to seek additional funding.

Net cash used in operating activities was approximately $4,900,000 during the 2007 Period, compared to net cash used in operating activities of approximately $4,800,000 in the 2006 Period. The increase in net cash used in operating activities was primarily due to the increase in income taxes payable and purchases of properties held for sale, partially offset by a decrease in the purchase of consumer receivables portfolios. Net cash provided by financing activities was approximately $4,560,000 during the 2007 Period, compared to net cash provided by financing activities of approximately $14,100,000 in the 2006 Period. The decrease in net cash provided by financing activities was primarily due to the $13,800,000 preferred stock offering in May 2006.

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

On February 23, 2007, Velocity entered into a Third Amendment to the Loan and Security Agreement dated January 27, 2005. Pursuant to the Amended and Restated Loan Agreement, the Lender agreed to permanently increase the credit facility up to $17,500,000. In addition, Velocity agreed to maintain certain ratios with respect to outstanding advances on the credit facility against the estimated remaining return value on Wells Fargo Foothill financed portfolios, and to maintain at least $6,500,000 in member's equity plus 50% of Velocity's net income for each calendar quarter that ends on or after March 31, 2007. The Company also agreed to maintain at least $21,000,000 in stockholder's equity plus 50% of the net income of the Company for each calendar quarter that ends on or after March 31, 2007. As of June 30, 2007, the Company had $16,127,379 outstanding on the credit facility.

On October 27, 2005, we and our wholly-owned subsidiary, J. Holder, Inc., entered into a Securities Purchase Agreement with an institutional investor relating to a sale of a 10% Secured Convertible Debenture, due April 27, 2007, in the principal amount of $1.8 million, and an associated common stock purchase warrant to purchase 200,000 shares of our common stock at an exercise price of $3.10 per share. Proceeds from the financing ($1,780,000) were used primarily for working capital purposes including, but not limited to, the purchase of distressed real property interests and distressed consumer receivable portfolios. On May 19, 2006, we entered into an amendment to the Securities Purchase Agreement pursuant to which we extended the initial maturity date of the Convertible Debenture and issued an additional warrant to purchase 50,000 shares of our common stock at a purchase price of $3.10. On May 19, 2006, we used $1,823,000 from proceeds of the preferred offering of our Series A stock (as described in the next paragraph) to repay in full interest and principal under the Convertible Debenture.

On May 18, 2006, we consummated our public offering of 1,200,000 shares of our Series A Convertible Preferred Stock. The offering was underwritten by Anderson & Strudwick, Incorporated. The underwriters were granted an option to purchase up to an additional 180,000 shares of Series A Convertible Preferred Stock to cover over-allotments which they exercised on May 31, 2006. The public price per share for the offering was $10.00. Net proceeds of the offering amounted to approximately $12.4 million. As of June 30, 2006, approximately $6.5 million of the proceeds of the offering have been used for the purchase and servicing of distressed consumer receivable portfolios, $1.823 million has been used to repay the convertible debenture, $1.0 million has been used to redeem a mortgage on an investment property in Florida, $2.5 million has been used for general corporate expenses and approximately $810,000 has been used to redeem certain short term notes.

On June 29, 2007, the Company consummated an initial closing of its private placement offering of 10.0% Convertible Subordinated Notes (the "Notes") due 2017 (the "Offering") to accredited investors ("Investors"). The Notes are being offered and sold pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Notes are being sold by the Company through an NASD member firm which is serving as placement agent. In connection with the Offering, the Company issued the Notes and also entered into a Subscription Agreement with each of the investors.

The Company issued Notes in the principal amount of $2,250,000. Interest on the Notes is paid monthly in arrears commencing on the last day of the month that is three months after the closing of the Offering. The Company will pay the principal amount of the Notes upon the earlier of maturity or redemption. The Notes will be subordinated in liquidation preference and in right of payment to all of the Company's existing debt. The Notes will be senior in right of payment and in liquidation preference to any future "long term" debt of the Company. To the extent the Company completes a subsequent financing with the placement agent ("Subsequent Financing"), the Notes will automatically convert into the underlying securities sold in the Subsequent Financing (the "Underlying Securities"). To the extent the new issue in the Subsequent Financing contains an interest rate less than 10.0% per annum, the conversion price of the Notes will automatically adjust to maintain a 10.0% yield. To the extent the Company does not complete a Subsequent Financing, the Notes may be converted, at the option of the holder, into shares of the Company's Common Stock at a price of $2.50 per share, subject to certain adjustments. The Company intends to use the net proceeds from the Offering primarily for the purchase of portfolios of unsecured consumer receivables and for general corporate purposes, including working capital.

For its services in connection with the Offering, the placement agent received a placement fee computed at the rate of seven percent (7.0%) of the aggregate principal amount of the Notes sold. In addition, the Company paid an accountable expense allowance of one percent (1%) of the aggregate principal amount of the Notes sold. As a result after other Offering expenses of approximately $35,000 (legal and blue sky filing fees), the Company received net proceeds of approximately $2,035,000. Costs of $216,500 related to this offering have been capitalized and will be amortized over the life of the debt.

The Company and the Placement Agent anticipate additional closings of the Offering, up to the maximum gross amount of $4,000,000 of Notes (including an oversubscription option of $1,000,000). There can be no assurance that there will be additional sales of Notes. The Notes provide that, to the extent the Company completes a subsequent Financing, the Company will register the underlying securities in connection with the Subsequent Financing. To the extent the Company does not complete a Subsequent Financing, the Company will register the common Stock underlying the Notes for resale by the Noteholders.

On June 14, 2007 the Company's J. Holder subsidiary entered into an agreement to secure a revolving credit line in the maximum principal sum of $800,000 dollars with Northern State Bank. During the term of the note, interest shall accrue on the outstanding principal balance of the note at a rate of the lenders prime rate plus one-half percent per annum. The Company can draw upon the credit line during the twelve month period commencing on June 14, 2007. Any sums loaned under the credit line may be repaid at any time, without premium or penalty, and reborrowed from time to time, until July 1, 2008. Payments of interest only are due on the 1st day of each and every month until the payment due July 1, 2008, on which date the entire balance or principal, interest and fees then unpaid shall become due and payable. The credit line is secured by various mortgages of real property held and owned by the Company's subsidiary, J. Holder, Inc. The Company had $641,000 outstanding on the credit line as of June 30, 2007.


Supplementary Information on Consumer Receivables Portfolios:

Portfolio Purchases/Collections

(dollar amounts in thousands)

                                                                          Gross
Reporting           Outstanding           Portfolios      Purchase        Cash Collections
Period              Principal Amount      Purchased       Price           Per Period

 3 Mo. Ended            $     41,696               5      $      5,845    $      2,759
6/30/2006

 6 Mo. Ended            $     43,827               8      $      6,015    $      5,155
6/30/2006

 3 Mo. Ended            $     37,937               6      $      3,039    $      4,534
6/30/2007

 6 Mo Ended             $     79,798              12      $      4,791    $      8,216
6/30/2007

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

During the three months ended June 30, 2007, we acquired 6 portfolios of consumer receivables aggregating approximately $38 million in initial outstanding principal amount at a purchase price of approximately $3.0 million dollars, bringing the aggregate initial outstanding principal amount of consumer receivables under management as of June 30, 2007 to approximately $433 million as compared to approximately $198 million as of June 30, 2006, an increase of 119%. For the three month period ended June 30, 2007, we posted gross collections of approximately $4.53 million as compared to gross collections of $2.76 million in the three month period ended June 30, 2006, 64.1% increase.
For the six month period ended June 30, 2007, we posted gross collections of approximately $8.22 million as compared to gross collections of $5.16 million in the six month period ended June 30, 2006, a 59.3% increase.

Trends

As a result of our line of credit we anticipate that we will incur significant increases in interest expense offset, over time, by expected increased revenues from consumer receivable portfolios purchased utilizing funds under such line of credit. No assurance can be given that the expected revenues from such purchased portfolios will exceed the additional interest expense. As a result of our line of credit and Preferred Stock offering, we anticipate that we will incur significant increases in interest expense and dividend payments offset, over time, by expected increased revenues from consumer receivable portfolios purchased utilizing funds under such line of credit and the proceeds from the Note Offering. No assurance can be given that the expected revenues from such purchased portfolios will exceed the additional interest expense or dividends. We are not presently aware of any other known trends that may have a material impact on our revenues. We do not believe that the recent increases in interest rates, and the anticipated continuing gradual increases in interest rates, has had or will have a material adverse effect upon our business.

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

                                     PART II

OTHER INFORMATION

Item 1   Legal Proceedings

         In the ordinary course of our business we are involved in numerous legal proceedings. We regularly initiate collection lawsuits against consumers using our network of third party law firms. Also, consumers may occasionally initiate litigation against us in which they allege that we have violated a Federal or state law in the process of collecting on their account. We do not believe that these ordinary course matters are material to our business and financial condition. As of June 30, 2007, there are presently no material pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is the subject and, to the best of our knowledge, no such actions against us is contemplated or threatened.

Item 2   Unregistered Sales of Securities and Use of Proceeds

         On June 29, 2007, Velocity Asset Management, Inc. (the "Company") consummated an initial closing of its private placement offering of $2,250,000.00 principal amount 10.0% Convertible Subordinated Notes (the "Notes") due 2017 (the "Offering") to accredited investors ("Investors"). The Notes were offered and sold pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Notes were sold by the Company through an NASD member firm which is serving as placement agent. In connection with the Offering, the Company issued the Notes and also entered into a Subscription Agreement with the Note holders.

         The Notes have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities laws, and are being offered and sold only in the United States to "accredited investors" (as defined in Rule 501(a) of the Securities Act) pursuant to an exemption from registration under Section 4(2) of the Securities Act. Neither the Securities and Exchange Commission (the "SEC") nor any state securities commission or regulatory body has approved or disapproved the securities. Any representation to the contrary is a criminal offense.

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


                                       VELOCITY ASSET MANAGEMENT, INC.

Dated:  August 9, 2007                 By: /s/ JOHN C. KLEINERT
                                           ------------------------------------
                                           John C. Kleinert
                                           Chief Executive Officer and President