Form 10QSB
period 2007-09-30
VELOCITY ASSET MANAGEMENT INC
filed 2007-11-14
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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

              1800 Route 34 North, Building 4, Suite 404A Wall, NJ
                    (Address of Principal Executive Offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Issuer had 17,066,821 shares of common stock issued and outstanding as of November 8, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                    VELOCITY ASSET MANAGEMENT SERVICES, INC.

                                   FORM 10-QSB
                    For the Quarter Ended September 30, 2007

                                      Index

                                                                            Page
                                                                          Number

PART I                        FINANCIAL INFORMATION

Item 1    Condensed Consolidated Balance Sheets as at December 31, 2006
          and September 30, 2007 (unaudited as at September 30, 2007)          2

          Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2007 and 2006
          (unaudited)                                                          4

          Condensed Consolidated Statement of Changes in Stockholders'
          Equity for the nine month period ended September 30, 2007
          (unaudited)                                                          5

          Condensed Consolidated Statements of Cash Flows for the nine
          month period ended September 30, 2007 and 2006 (unaudited)           6

          Notes to the Condensed Consolidated Financial Statements             7

Item 2    Management's Discussion and Analysis or Plan of Operations          17

Item 3    Controls and Procedures                                             28

PART II
Item 1    Legal Proceedings                                                   29
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds         29
Item 3    Defaults Upon Senior Securities                                     29
Item 4    Submission of Matters to a Vote of Security Holders                 29
Item 5    Other Information                                                   29
Item 6    Exhibits                                                            29
          Signatures                                                          30
          Certifications

                                 PART I
                         FINANCIAL INFORMATION

Item 1 Financial Statements

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 September 30,    December 31,
                                                                      2007            2006
                                                                  (Unaudited)       (Audited)
                                                                 -------------    ------------
                              ASSETS

Cash and cash equivalents                                        $     648,346    $  2,444,356
Notes receivable                                                       205,127         180,641
Note receivable from related party                                     205,000              --
Deposits on properties                                                  90,000         240,000
Properties held for sale                                             6,820,812       6,133,705
Tax certificates held and accrued interest receivable, net             324,360         472,071
Consumer receivables, net                                           46,618,422      38,327,926
Property and equipment, net of accumulated depreciation                 68,765          68,619
Deferred income tax asset                                              361,100         306,900
Security deposits                                                       30,224          30,100
Other assets                                                           475,428         229,841
                                                                 -------------    ------------

   Total assets                                                  $  55,847,584    $ 48,434,159
                                                                 =============    ============

   See accompanying notes to the condensed consolidated financial statements.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       September 30,    December 31,
                                                                                           2007             2006
                                                                                        (Unaudited)       (Audited)
                                                                                       -------------    ------------
                            LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Accounts payable and accrued expenses                                               $   1,369,897    $    873,507
   Estimated court and media costs                                                         7,309,904       8,446,319
   Lines of credit                                                                        17,442,758      13,791,388
   Notes payable to related parties                                                        2,370,000       2,370,000
   Notes and mortgage payable                                                              1,015,000         780,000
   Convertible subordinated notes                                                          2,350,000              --
   Income taxes payable                                                                      492,905         600,974
                                                                                       -------------    ------------

      Total liabilities                                                                   32,350,464      26,862,188
                                                                                       -------------    ------------

STOCKHOLDERS' EQUITY

   Series A 10% Convertible Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,380,000 shares issued and outstanding (liquidation preference
     of $13,800,000)                                                                           1,380           1,380
   Common stock, $0.001 par value, 40,000,000 shares authorized, 16,879,321 and
     16,129,321 shares issued and outstanding, respectively                                   16,879          16,129
   Additional paid-in-capital                                                             24,901,631      23,502,381
   Accumulated deficit                                                                    (1,422,770)     (1,947,919)
                                                                                       -------------    ------------

   Total stockholders' equity                                                             23,497,120      21,571,971
                                                                                       -------------    ------------

      Total liabilities and stockholders' equity                                       $  55,847,584    $ 48,434,159
                                                                                       =============    ============

   See accompanying notes to the condensed consolidated financial statements.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            For the Three Months Ended    For the Nine Months Ended
                                                                  September 30,                 September 30,
                                                           ---------------------------   ---------------------------
                                                                2007          2006           2007           2006
                                                           ------------   ------------   ------------   ------------
REVENUES
   Sales of real property                                  $    528,661   $    456,166   $    747,656   $  1,059,732
   Income on consumer receivables                             3,554,441      2,356,782      9,901,507      5,653,159
   Interest income on tax certificates held                       3,788        112,183         89,957        205,685
                                                           ------------   ------------   ------------   ------------

      Total revenues                                          4,086,890      2,925,131     10,739,120      6,918,576
                                                           ------------   ------------   ------------   ------------
OPERATING EXPENSES
   Cost of real property sold                                   401,317        398,315        640,754        718,991
   Impairment of property held for sale                         220,948             --        220,948             --
   Professional fees (including fees paid to related
     parties of $261,842 and $298,607 and $873,484 and
     $964,397 for the three and nine month periods ended
     September 30, 2007 and 2006, respectively)               1,365,676        885,374      3,598,106      2,514,296
   General and administrative expenses                          757,647        608,310      2,169,074      1,527,097
                                                           ------------   ------------   ------------   ------------

      Total operating expenses                                2,745,588      1,891,999      6,628,882      4,760,384
                                                           ------------   ------------   ------------   ------------

      Income from operations                                  1,341,302      1,033,132      4,110,238      2,158,192

OTHER EXPENSE
   Interest expense (including interest incurred to related
     parties of $58,956 and $63,155 and $175,059 and
     $172,272 for the three and nine month periods ended
     September 30, 2007 and 2006, respectively)                (546,914)      (340,347)    (1,437,699)      (971,932)
                                                           ------------   ------------   ------------   ------------

Income before provision for income taxes                        794,388        692,785      2,672,539      1,186,260

Provision for income taxes                                      409,779        259,081      1,112,390        482,537
                                                           ------------   ------------   ------------   ------------

Net income                                                      384,609        433,704      1,560,149        703,723

Preferred dividend                                             (345,000)      (345,000)    (1,035,000)      (506,005)
                                                           ------------   ------------   ------------   ------------

Net income attributable to common shareholders             $     39,609   $     88,704   $    525,149   $    197,718
                                                           ============   ============   ============   ============

Weighted average common shares - basic                       16,225,517     15,996,234     16,176,207     15,980,409
                                                           ============   ============   ============   ============

Net income per common share - basic                        $       0.00   $       0.01   $       0.03   $       0.01
                                                           ============   ============   ============   ============

Weighted average common shares - diluted                     18,001,859     17,044,125     17,869,236     17,285,341
                                                           ============   ============   ============   ============

Net income per common share - diluted                      $       0.00   $       0.01   $       0.03   $       0.01
                                                           ============   ============   ============   ============

   See accompanying notes to the condensed consolidated financial statements.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS TELE-OPTICS, INC.)

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 2007
                                  (UNAUDITED)

                                          Preferred Stock          Common Stock
                                       ---------------------  ----------------------   Additional                     Total
                                        Number of              Number of                 Paid in     Accumulated  Stockholders'
                                         Shares    Par Value     Shares    Par Value     Capital       Deficit        Equity
                                       ----------  ---------  -----------  ---------  ------------  ------------  -------------
BALANCES, December 31, 2006             1,380,000  $   1,380   16,129,321  $  16,129  $ 23,502,381  $ (1,947,919) $  21,571,971

Dividends paid on preferred stock              --         --           --         --            --    (1,035,000)    (1,035,000)

Stock-based compensation                       --         --       75,000         75       109,925            --        110,000

Private placement offering of 675,000
  shares of common stock. Shares at a
  purchase price of $2.00 per share;
  delivered warrants to purchase an
  aggregate of 165,000 shares of the
  Company's common stock (net of
  issuance costs of $60,000)                   --         --      675,000        675     1,289,325            --      1,290,000

Net income                                     --         --           --         --            --     1,560,149      1,560,149
                                       ----------  ---------  -----------  ---------  ------------  ------------  -------------
BALANCES, September 30, 2007            1,380,000  $   1,380   16,879,321  $  16,879  $ 24,901,631  $ (1,422,770) $  23,497,120
                                       ==========  =========  ===========  =========  ============  ============  =============

   See accompanying notes to the condensed consolidated financial statements.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     For the Nine Months Ended
                                                                           September 30,
                                                                   -----------------------------
                                                                        2007            2006
                                                                   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $   1,560,149   $     703,723
Adjustments to reconcile net income to net cash used in
operating activities
   Depreciation and amortization                                         140,281          24,056
   Non-cash expenses relating to stock compensation                      110,000         182,347
   Deferred income tax benefit                                           (54,200)         11,900
   Property impairment charge                                            220,948
   (Increase) decrease in:
      Notes receivable                                                   (24,486)          5,020
      Note receivable from related party                                (205,000)             --
      Properties held for sale                                          (908,055)        479,350
      Deposits on properties                                             150,000          41,000
      Tax certificates held and accrued interest receivable              147,711          65,228
      Consumer receivables                                            (8,334,894)    (12,561,876)
      Security deposit                                                      (124)         61,000
      Other assets                                                       (64,618)        (77,736)
   Increase (decrease) in:
      Accounts payable and accrued expenses                              496,390         179,332
      Estimated court and media costs                                 (1,136,414)      2,441,034
      Income taxes payable                                              (108,069)         41,340
                                                                   -------------   -------------
Net cash used in operating activities                                 (8,010,381)     (8,404,282)
                                                                   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property and equipment                                 (24,242)        (13,915)
                                                                   -------------   -------------
Net cash used in investing activities                                    (24,242)        (13,915)
                                                                   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings                                            3,858,113       5,482,402
   Repayments of borrowings                                                   --      (3,350,000)
   Proceeds received from stock and warrants sales and offerings       1,290,000      13,800,120
   Proceeds from convertible subordinated notes - net                  2,125,500              --
   Commissions and related expenses paid on stock offering                    --      (1,404,000)
   Payment of dividends                                               (1,035,000)       (506,005)
                                                                   -------------   -------------
Net cash provided by financing activities                              6,238,613      14,022,517
                                                                   -------------   -------------

Net increase (decrease) in cash and cash equivalents                  (1,796,010)      5,604,320

Cash and cash equivalents, beginning of period                         2,444,356          90,624
                                                                   -------------   -------------

Cash and cash equivalents, end of period                           $     648,346   $   5,694,944
                                                                   =============   =============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                          $   1,184,610   $     735,903
   Cash paid for income taxes                                      $     926,886   $     461,054

   See accompanying notes to the condensed consolidated financial statements.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS

The condensed consolidated financial statements of Velocity Asset Management, Inc. ("VAMI") and its wholly-owned subsidiaries, Velocity Investments, LLC ("Velocity"), J. Holder, Inc. ("J. Holder"), VOM, LLC, ("VOM"), TLOP Acquisition Company, LLC ("TLOP") and SH Sales, Inc. ("SH") (the "Subsidiaries", and together with Velocity Asset Management, Inc., the "Company") included herein have been prepared by the Company and are unaudited; however, such information is in accordance with Securities and Exchange Commission regulations and reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results that may be achieved for the full year.

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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (UNAUDITED)

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

Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At September 30, 2007 and December 31, 2006, the Company had no consumer receivable portfolios accounted for under the cost recovery method.

The Company estimates and capitalizes certain fees paid to third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the cost of the individual portfolio and amortized over the life of the portfolio using the interest method. An offsetting liability is included as "Estimated court and media costs" on the balance sheet. The balance of these estimated costs at September 30, 2007 and December 31, 2006 was $7,309,904, and $8,446,319, respectively.

The Company establishes valuation allowances for all acquired loans subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the receivables. At September 30, 2007 and December 31, 2006, the Company had no valuation allowance on its consumer receivables.

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

Reclassifications

Certain amounts in the prior-year financial statements have been reclassified for comparative purposes to conform to the presentation in the current-period financial statements.

Recent Accounting Pronouncements

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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (UNAUDITED)

Recent Accounting Pronouncements (Continued)

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements." Management has not determined whether the Company will voluntarily choose to measure any of its financial assets and financial liabilities at fair value. Management also has not determined whether the adoption of this statement will affect its reported results of operations or financial condition.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (UNAUDITED)

NOTE 3 - INVESTMENTS

Properties Held for Sale

Properties held for sale consist of the following:

                                                   September 30,    December 31,
                                                        2007            2006
                                                   -------------   -------------
   Real property inventory                         $   6,071,307   $   6,109,008
   Assignments and judgments                             749,505          24,697
                                                   -------------   -------------

      Total properties held for sale               $   6,820,812   $   6,133,705
                                                   =============   =============

Tax Certificates Held and Accrued Interest Receivable

                                                   September 30,    December 31,
                                                       2007              2006
                                                   -------------   -------------
   Tax certificates held                           $     147,808   $     243,796
   Accrued interest                                      176,552         228,275
                                                   -------------   -------------

      Total tax certificates held and accrued
        interest                                   $     324,360   $     472,071
                                                   =============   =============

NOTE 4 - CONSUMER RECEIVABLES

Consumer receivable activity for the three and nine months ended September 30, 2007 and 2006 was as follows:

                                                       Three Months       Three Months        Nine Months           Nine Months
                                                           Ended              Ended              Ended                 Ended
                                                    September 30, 2007  September 30, 2006  September 30, 2007   September 30, 2006
                                                    ------------------  ------------------  -------------------  -------------------
Balance at beginning of period                      $       42,879,889  $       23,740,758  $        38,327,926  $       17,758,661
                                                    ------------------  ------------------  -------------------  ------------------

Acquistions and capitalized costs, net of returns            5,041,101           7,018,057           11,491,501          14,858,873
Amortization of capitalized costs                              (14,799)                 --              (44,397)                 --
                                                    ------------------  ------------------  -------------------  ------------------
                                                             5,026,302           7,018,057           11,447,104          14,858,873
                                                    ------------------  ------------------  -------------------  ------------------

Cash collections                                            (4,842,210)         (2,795,060)         (13,058,115)         (7,950,156)
Income recognized on consumer receivables                    3,554,441           2,356,782            9,901,507           5,653,159
                                                    ------------------  ------------------  -------------------  ------------------
   Cash collections applied to principal                    (1,287,769)           (438,278)          (3,156,608)         (2,296,997)
                                                    ------------------  ------------------  -------------------  ------------------

Balance at end of period                            $       46,618,422  $       30,320,537  $        46,618,422  $       30,320,537
                                                    ==================  ==================  ===================  ==================

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (UNAUDITED)

NOTE 4 - CONSUMER RECEIVABLES (Continued)

As of September 30, 2007 the Company had $46,618,422 in consumer receivables. Based upon management's current estimation of projected future collections, principal reductions for each of the periods ended September 30 will be as follows:

                                            September 30,
                                            -------------
                          2008              $   8,689,584
                          2009                 10,988,193
                          2010                 11,084,377
                          2011                 11,576,736
                          2012                  3,974,378
                       Thereafter                 305,154
                                            -------------

          Total                             $  46,618,422
                                            -------------

The accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated cash flows as of September 30, 2007 and 2006. Changes in the accretable yield are as follows:

                                                Nine Months          Nine Months
                                                   Ended                Ended
                                            September 30, 2007   September 30, 2006
                                            ------------------   ------------------
Balance at beginning of period              $       29,643,803   $       15,618,641
Income recognized on consumer receivables           (9,901,507)          (5,653,159)
Additions                                           15,214,460           15,486,259
                                            ------------------   ------------------

Balance at end of period                    $       34,956,756   $       25,451,741
                                            ==================   ==================

NOTE 5 - LINES OF CREDIT

On February 23, 2007, Velocity entered into a Third Amendment to the Loan and Security Agreement (the "Loan Agreement") with Wells Fargo Foothill, Inc., a California corporation (the "Lender"), dated January 27, 2005. Pursuant to the Loan Agreement, as amended and restated, the Lender agreed to permanently increase the credit facility up to $17,500,000. In addition, Velocity agreed to maintain certain ratios with respect to outstanding advances on the credit facility against the estimated remaining return value on Wells Fargo Foothill financed portfolios, and to maintain at least $6,500,000 in member's equity plus 50% of Velocity's net income for each calendar quarter that ends on or after September 30, 2007. The Company has also agreed to maintain at least $21,000,000 in stockholder's equity plus 50% of the net income of the Company for each calendar quarter that ends on or after June 30, 2007. The maturity date of the credit facility is January 27, 2009.

As of September 30, 2007 and December 31, 2006 the Company had $16,801,758 and $13,791,388 outstanding on the credit facility, respectively.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (UNAUDITED)

NOTE 5 - LINES OF CREDIT (Continued)

On June 14, 2007, the Company entered into an agreement to secure a revolving credit line in the maximum principal sum of $800,000 with Northern State Bank. During the term of the credit line, interest shall accrue on the outstanding principal balance of the credit line at a rate of the lenders' prime rate plus one-half percent per annum. The Company can draw upon the credit line during the twelve month period commencing on June 14, 2007. Any sums loaned under the note may be repaid at any time, without premium or penalty, and reborrowed from time to time, until July 1, 2008. Payments of interest only are due on the 1st day of each and every month until July 1, 2008, on which date the entire balance or principal, interest and fees then unpaid shall be due and payable. The credit line is secured by various mortgages of real property held and owned by the Company's subsidiary, J. Holder, Inc. The Company had $641,000 outstanding on the credit line as of September 30, 2007.

As of September 30, 2007 and December 31, 2006, the Company had an aggregate of $17,442,758 and $13,791,388 outstanding on its credit facilities, respectively.

NOTE 6 - CONVERTIBLE SUBORDINATED NOTES

On June 29, 2007, VAMI consummated an initial closing (final closing July 27,
2007) of its private placement offering of 10% Convertible Subordinated Notes (the "Notes") due 2017 (the "Offering") to accredited investors ("Investors"). The Notes were offered and sold pursuant to exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Notes were sold by the Company through an NASD member firm which served as placement agent. In connection with the Offering, the Company issued the Notes and also entered into a Subscription Agreement with each of the Note holders.

Pursuant to the Offering, the Company has issued Notes in the aggregate principal amount of $2,350,000. Interest on the Notes is payable monthly in arrears commencing on September 30, 2007. The Notes are subordinated in liquidation preference and in right of payment to all of the Company's existing debt. The Notes are senior in right of payment and in liquidation preference to any future long term debt of the Company. To the extent the Company were to complete a subsequent financing with the placement agent on or before March 29, 2008 ("Subsequent Financing"), the Notes will automatically convert into the underlying securities (either convertible debt or preferred stock) sold in the Subsequent Financing (the "Underlying Securities"). To the extent the new issue in the Subsequent Financing contains an interest rate less than 10% per annum; the exchange ratio of the Notes will automatically adjust to maintain a 10.0% yield. To the extent the Company does not complete a Subsequent Financing; the Notes may be converted, at the option of the holder, into shares of the Company's common stock at a price of $2.50 per share, subject to certain adjustments. The Company will use the net proceeds from the Offering primarily for the purchase of portfolios of consumer receivables and for general corporate purposes, including working capital.

For its services in connection with the Offering, the placement agent received a placement fee computed at the rate of 7% of the aggregate principal amount of the Notes sold. In addition, the Company paid an accountable expense allowance of 1% of the aggregate principal amount of the Notes sold. As a result, after other Offering expenses of approximately $41,500 (legal and blue sky filing fees), the Company received net proceeds of approximately $2,125,500. Costs of $224,500 related to this offering have been capitalized and will be amortized over the life of the notes.

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

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (UNAUDITED)

NOTE 8 - COMMITMENTS

On May 2, 2007, the Company signed a lease with Donato at Wall 4, LLC (the "Donato Lease") with respect to its new business office located at 1800 Route 34, Wall, New Jersey 07719. The Donato Lease covers 2,450 square feet of office space and commenced on July 1, 2007 with an initial term of five years (the "Term"). The Company has two options to extend the Term for a period of five years each. The total annual lease payment is $43,488, payable in equal monthly installments on or before the first of each month.

The future minimum lease payments for each of the twelve month periods ended September 30 are as follows:

                                           September 30
                                           ------------
                          2008                   43,488
                          2009                   43,488
                          2010                   43,488
                          2011                   43,488
                          2012                   32,616
                                           ------------

                          Total            $    206,568
                                           ============

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company has a note receivable from an officer and related party. For the assignment of membership interests in Ridgedale Avenue Commons, LLC, and Morris Avenue Commons, LLC, previously owned by J. Holder, Inc., the Company is holding a promissory note in the sum of $205,000, along with interest at the rate of 12% which shall accrue only on and after December 31, 2007, by means of one lump sum payment of principal and accrued interest on August 25, 2008.

The Company has notes payable with various related parties. Total interest expense to related parties for the three and nine month periods ended September 30, 2007 and 2006 was $58,956 and $63,155 and $175,059 and $172,272,
respectively.

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

Legal fees paid to Ragan & Ragan, P.C., by the individual subsidiaries were as follows:

                             Three Months    Three Months    Nine Months     Nine Months
                                Ended           Ended           Ended           Ended
                            September 30,   September 30,   September 30,   September 30,
                                 2007            2006            2007            2006
                            -------------   -------------   -------------   -------------
Velocity Investments, LLC   $     257,311   $     298,607   $     868,761   $     951,899
J. Holder, Inc.                     4,500              --           4,500          10,139
VOM, LLC                               31              --             223           2,359
                            -------------   -------------   -------------   -------------

                            $     261,842   $     298,607   $     873,484   $     964,397
                            =============   =============   =============   =============

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (UNAUDITED)

NOTE 10- STOCK BASED COMPENSATION

Stock Based Consideration to Employees

The 2004 Equity Incentive Program of the Company (the "Employee Plan") authorizes the issuance of up to 1,000,000 shares of common stock in connection with the grant of options or issuance of restricted stock awards. No options have been granted to date.

To the extent that the Company derives a tax benefit from options exercised by employees, if any, such benefit will be credited to additional paid-in capital when realized on our income tax return.

During the year ended December 31, 2006, the Company issued restricted stock awards. Prior to the year ended December 31, 2006, the Company had not issued any restricted stock awards. As part of these restricted stock awards, the Company's Chief Financial Officer and Chief Legal Officer, James Mastriani, was granted 200,000 shares to be vested incrementally. As of September 30, 2007, all of such shares had vested. The following summarizes the transactions of shares of common stock under the Employee Plan during the nine month period ended September 30, 2007. There were no transactions during the three months ended September 30, 2006.

                           Number of Shares                  Compensation
           Employee             Vesting       Market Value      Expense
      ------------------   ----------------   ------------   ------------
      James J. Mastriani        75,000            $1.55        $116,250

In accordance with SFAS 123(R), the Company recorded approximately $116,250 of expense related to grants of common stock which vested during the nine month period ended September 30, 2007. For the nine month period ended September 30, 2007, there were no tax benefits realized related to stock based compensation issued to employees in 2006.

NOTE 11 - COMMON STOCK OFFERING

On September 26, 2007, VAMI consummated a closing of its private placement offering (the "Offering") of shares of common stock (the "Shares") and warrants to purchase shares of common stock (the "Warrants", together with the Shares, the "Securities") to accredited investors ("Investors"). The Securities were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). In connection with the Offering, the Company issued the Securities and also entered into a Securities Purchase Agreement and a Registration Rights Agreement with the investors in the Offering (the "Investors"). The Registrant sold an aggregate of 675,000 Shares at a purchase price of $2.00 per Share and delivered Warrants to purchase an aggregate of 165,000 Shares. Net proceeds from the financing were to be used primarily for working capital purposes including, but not limited to, the purchase of distressed consumer receivable portfolios.

The Warrants entitle the holders to purchase shares of the Company's common stock reserved for issuance thereunder (the "Warrant Shares") for a period of three years from the date which is six months after the date of issuance at an exercise price of $2.50 per share. The Warrants contain certain anti-dilution rights on terms specified in the Warrants. In addition, pursuant to the Securities Purchase Agreement, the Investors will be entitled to additional shares of common stock if, during the six month period after the Initial Closing, the Company sells or issues additional shares of Common Stock, or securities (debt and/or equity) convertible into common stock, with a purchase, exercise or conversion price of less than $2.00.

Pursuant to the Registration Rights Agreement, the Company agreed to file with the Securities and Exchange Commission a registration statement on appropriate form providing for the resale by the investors of the Shares and the Warrant Shares. The Company agreed to file the registration statement within 45 days of Initial Closing. If such Registration Statement is not filed within the required timeframe, or does not become effective within the required timeframe, or does not remain effective for any thirty (30) consecutive days, the Company has agreed to pay to the Investors an amount in cash equal to 1% of the aggregate purchase price paid by the Investors for each 30 day period following the deadline in which the Registration Statement is not declared effective; provided, however, that the aggregate liquidated damages paid to the Investors shall not exceed 8% of the aggregate purchase price paid by the Investors or $138,000; provided further, however, that if the number of shares registered in the Registration Statement is reduced, then the holders of the shares not included in the Registration Statement shall not be entitled to liquidated damages. At September 30, 2007, the Company views the likelihood of having to make any payments under the registration rights arrangement as remote, and therefore the carrying amount of the liability representing the Company's registration rights obligations is $0. The registration statement for the Offering was filed on November 9, 2007.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (UNAUDITED)

NOTE 12 - EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares outstanding during each period, plus the incremental shares outstanding assuming the conversion of preferred shares and convertible debt to common shares and the exercise of dilutive stock options. Outstanding options and warrants to non-employees convertible into 1,342,160 shares of common stock at September 30, 2007 were not included in the income per share calculation because their effect would have been anti-dilutive. Convertible preferred stock, convertible into 5,520,000 shares of common stock at September 30, 2007 were not included in the income per share because their effects would have been anti-dilutive. Convertible notes, convertible into 929,670 and 313,187 shares of common stock for the three and nine months ended September 30, 2007, respectively, were not included in the income per share calculation because their effect would have been anti-dilutive.

Convertible preferred stock, convertible into 5,520,000 and 2,487,033 shares of common stock for the three and nine months ended September 30, 2006, respectively, were not included in the income per share calculation because their effects would have been anti-dilutive. Convertible notes, convertible into -0- and 277,951 shares of common stock for the three and nine months ended September 30, 2006, respectively, were not included in the income per share calculation because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months   Three Months     Nine Months     Nine Months
                                                        Ended           Ended           Ended           Ended
                                                    September 30,   September 30,   September 30,   September 30,
                                                         2007            2006            2007            2006
                                                    -------------   -------------   -------------   -------------
Numerator:
   Net income                                       $     384,609   $     433,704   $   1,560,149   $     703,723
   Preferred dividend                                    (345,000)       (345,000)     (1,035,000)       (506,005)
                                                    -------------   -------------   -------------   -------------

   Net income attributable to common shareholders
     - Basic and Diluted                            $      39,609   $      88,704   $     525,149   $     197,718
                                                    =============   =============   =============   =============

Denominator:
   Weighted average shares - Basic                     16,225,517      15,996,234      16,176,207      15,980,409
   Effect of dilutive instruments:
      Stock options                                     1,776,342       1,047,891       1,693,029       1,304,932
                                                    -------------   -------------   -------------   -------------

   Weighted average shares - Diluted                   18,001,859      17,044,125      17,869,236      17,285,341
                                                    =============   =============   =============   =============

Net income per common share - Basic                 $        0.00   $        0.01   $        0.03   $        0.01
                                                    =============   =============   =============   =============

Net income per common share - Diluted               $        0.00   $        0.01   $        0.03   $        0.01
                                                    =============   =============   =============   =============

NOTE 13 - SUBSEQUENT EVENT

On October 11, 2007, Velocity Asset Management, Inc. consummated its second and final closing of its private placement offering (the "Offering") of shares of common stock and warrants to purchase shares of common stock to accredited investors. The Securities were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. In connection with the Offering, the Company issued the Securities and also entered into a Securities Purchase Agreement and a Registration Rights Agreement with the investors in the Offering (the "Investors"). Together with the first closing, the Registrant sold an aggregate of 862,500 shares at a purchase price of $2.00 per share and delivered Warrants to purchase an aggregate of 172,500 shares of the Company's common stock.

                VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (UNAUDITED)

NOTE 13 - SUBSEQUENT EVENT (Continued)

The Company received aggregate net proceeds of $1,596,500 from the placement, after payment of offering expenses of approximately $25,000 and commissions of approximately $82,500. The Company retained a registered FINRA broker dealer to act as placement agent. In addition, the placement agent is entitled to receive 2 year warrants to acquire 41,250 shares of the Company's common stock. The registration statement for the Offering was filed on November 9, 2007.

The terms of the Securities are identical to the terms of the Securities described in NOTE 11 - COMMON STOCK OFFERING.

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

      Our consumer receivable portfolios are purchased at a discount from the amount actually owed by the obligor. Our interests in distressed real property are purchased following an extensive due diligence process concerning the legal status of each property and a market analysis of the value of the property or underlying property. Our tax lien certificates are purchased at a discount from par following a due diligence analysis similar to that performed in connection with the purchase of interests in distressed real property. Our profitability as a company depends upon our ability to purchase and collect on a sufficient volume of our consumer receivables, the sale of our interests in distressed real property and the collection of taxes and accrued interest on our tax lien certificates to generate revenue that exceeds our cost. Most of our revenue is derived from the consumer receivables business and it is our primary operating focus. After careful consideration of trends in revenues and future opportunities for growth, management has made the determination that the consumer receivables business will be the sole operating focus of the Company in fiscal 2008. As a result, the Company is currently considering all strategic alternatives for J. Holder, Inc. and VOM, including, but not limited to, the sale of some or all of each entity's assets, partnering or other collaboration agreements, or a merger, spin-off or other strategic transaction.

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

Purchased Consumer Receivable Portfolios and Revenue Recognition

      We purchase portfolios of consumer receivable accounts at a substantial discount from their face amounts, usually discounted at 75% to 98% from face value and are recorded by us at our acquisition cost, including the estimated cost of court filing fees and account media. The portfolios of consumer receivables contain accounts that have experienced deterioration of credit quality between origination and our acquisition of the consumer receivable portfolios. The discounted amount paid for a portfolio of consumer receivable accounts reflects our determination that it is probable we will be unable to collect all amounts due according to the contractual terms of the accounts. At acquisition, we review the consumer receivable accounts in the portfolio to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that we will be unable to collect all amounts due according to the contractual terms of the accounts. If both conditions exist, we determine whether each such portfolio is to be accounted for individually or whether such portfolios will be assembled into static pools based on common risk characteristics. We consider expected prepayments and estimate the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio of consumer receivable accounts and subsequently aggregated pools of consumer receivable portfolios. We determine the excess of the pool's scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted based on our proprietary acquisition models. The remaining amount, representing the excess of the loan's cash flows expected to be collected over the amount paid, is accreted into income recognized on consumer receivables over the remaining life of the loan or pool using the interest method.

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

      We establish valuation allowances for all acquired consumer receivable portfolios subject to Statement of Position 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the loans. At

December 31, 2006 and September 30, 2007, we had no valuation allowance on our consumer receivables. Prior to January 1, 2005, if estimated future cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance.

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

The following table shows the changes in consumer receivables, including amounts paid to acquire new portfolios of consumer receivables, for the three and nine months ended September 30, 2007 and 2006:

                                                          Three Months    Three Months    Nine Months     Nine Months
                                                              Ended           Ended           Ended           Ended
                                                          September 30,   September 30,   September 30,   September 30,
                                                              2007            2006            2007            2006
                                                          -------------   -------------   -------------   -------------
Balance at beginning of period                            $  42,879,889   $  23,740,758   $  38,327,926   $  17,758,661
                                                          -------------   -------------   -------------   -------------

Acquisitions and capitalized costs, net of returns            5,041,101       7,018,057      11,491,501      14,858,873

Amortization of capitalized costs                               (14,799)             --         (44,397)             --
                                                          -------------   -------------   -------------   -------------

                                                              5,026,302       7,018,057      11,447,104      14,858,873
                                                          -------------   -------------   -------------   -------------

Cash collections                                             (4,842,210)     (2,795,060)    (13,058,115)     (7,950,156)

Income recognized on consumer receivables                     3,554,441       2,356,782       9,901,507       5,653,159
                                                          -------------   -------------   -------------   -------------

   Cash collections applied to principal                     (1,287,769)       (438,278)     (3,156,608)     (2,296,997)
                                                          -------------   -------------   -------------   -------------

Balance at end of period                                  $  46,618,422   $  30,320,537   $  46,618,422   $  30,320,537
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

New Accounting Pronouncements

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements." Management has not determined whether the Company will voluntarily choose to measure any of its financial assets and financial liabilities at fair value. Management also has not determined whether the adoption of this statement will affect its reported results of operations or financial condition.

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

Results of Operations

      Total revenues for the three month period ended September 30, 2007 (the "2007 Third Quarter") were $4,086,890 as compared to $2,925,131 during the three month period ended September 30, 2006 (the "2006 Third Quarter"), representing a 39.72% increase. Revenues in the nine month period ended September 30, 2007 (the "2007 Period") were $10,739,120 as compared to $6,918,576 in the same period in the prior year (the"2006 Period"), representing a 55.22% increase. The increase in revenues was primarily attributable to a significant increase in collections on consumer receivables at our Velocity Investments subsidiary and an increase in revenues from the sale of real property at our J. Holder subsidiary. Revenues from the sale of real property, the collection of consumer receivables and the collection of taxes and interest derived from tax lien certificates owned by the Company represented approximately 12.94%, 86.97% and 0.09%, respectively, during the 2007 Third Quarter as compared to 15.59%, 80.57% and 3.84% during the 2006 Third Quarter, and approximately 6.96%, 92.20% and 0.84% during the 2007 Period as compared to 15.32%, 81.71% and 2.97% during the 2006 Period. Although management believes that the mix of revenues on a comparative basis will vary from reporting period to reporting period partly as a result of factors beyond its control, such as maturity dates, court decisions and other similar events that affect the timing of revenue recognition, it also believes that the increase in consumer receivables revenues in the 2007 Third Quarter is reflective of the continued growth in its consumer receivables business.

      Total Operating Expenses

      Total operating expenses for the 2007 Third Quarter were $2,745,588 as compared to $1,891,999 during the 2006 Third Quarter, representing a 45.12% increase. Total operating expenses for the 2007 Period were $6,628,882 as compared to $4,760,384 for the 2006 Period, representing a 39.25% increase. The increase in total operating expenses was primarily attributable to increased professional fees incurred as a result of an increase in collections and a corresponding increase in legal commission expense as a result of the expansion of operations at our Velocity Investments' subsidiary. The Company has also recorded a $220,948 impairment of a property held for sale in connection with an estate property owned by its J. Holder subsidiary in Melbourne, Florida. As discussed above, management is currently examining all strategic alternatives for the distressed real estate and tax lien certificate businesses. General and administrative expenses also increased in the 2007 Third Quarter as a result of our increasing due diligence expenses and electronic search fees for Velocity Investments and an increase in payroll expense.

Other Expense

      Interest expense in the 2007 Third Quarter was $546,914 as compared to $340,347 in the 2006 Third Quarter, representing a 60.69% increase. Interest expense in the 2007 Period was $1,437,699 as compared to $971,932 in the 2006 Period, representing a 47.92% increase. The increase in interest expense was primarily attributable to an expansion of Velocity Investments' line of credit with Wells Fargo Foothill, Inc.

Net Income

      Net income for the 2007 Third Quarter was $384,609 as compared to net income for the 2006 Third Quarter of $433,704, an 11.32% decrease. The decrease in net income is primarily attributable to a $221,000 impairment of a property held for sale in connection with an estate property owned by our J. Holder subsidiary in Melbourne, Florida. Net income for the 2007 Period was $1,560,149 as compared to net income for the 2006 Third Quarter of $703,723, a 121.70% increase.


Liquidity and Capital Resources

      At September 30, 2007, the Company had approximately $650,000 in cash and cash equivalents and trade accounts payable of approximately $1,400,000. Management believes that the revenues expected to be generated from operations, the Company's line of credit and the proceeds of the subordinated debt financing discussed below, will be sufficient to finance operations for the rest of the fiscal year. However, in order to expand operations by, among other things, purchasing additional portfolios of distressed consumer receivables, we have been seeking to raise additional capital by way of the sale of equity securities or debt instruments. If, for any reason, our available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors, including acquisitions), we will be required to seek additional funding.

      Net cash used in operating activities was approximately $8,010,000 during the 2007 Period, compared to net cash used in operating activities of approximately $8,404,000 in the 2006 Period. The decrease in net cash used in operating activities was primarily due to a decrease in the purchase of portfolios of consumer receivables, partially offset by an increase in the purchases of properties held for sale during the 2006 Period. Net cash provided by financing activities was approximately $6,239,000 during the 2007 Period, compared to net cash provided by financing activities of approximately $14,022,000 in the 2006 Period. The decrease in net cash provided by financing activities was primarily due to the $13,800,000 preferred stock offering in May 2006.

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

      On May 18, 2006, we consummated our public offering of 1,200,000 shares of our Series A Convertible Preferred Stock. The offering was underwritten by Anderson & Strudwick, Incorporated. The underwriters were granted an option to purchase up to an additional 180,000 shares of Series A Convertible Preferred Stock to cover over-allotments which they exercised on May 31, 2006. The public price per share for the offering was $10.00. Net proceeds of the offering amounted to approximately $12.4 million. As of September 30, 2007, approximately $6.5 million of the proceeds of the offering have been used for the purchase and servicing of distressed consumer receivable portfolios, $1.823 million has been used to repay the convertible debenture, $1.0 million has been used to redeem a mortgage on an investment property in Florida, $2.5 million has been used for general corporate expenses and approximately $810,000 has been used to redeem certain short term notes.

      On June 29, 2007, Velocity Asset Management, Inc. (the "Company") consummated an initial closing (final closing July 27, 2007) of its private placement offering of 10.0% Convertible Subordinated Notes (the "Notes") due 2017 (the "Offering") to accredited investors ("Investors"). The Notes are being offered and sold pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Notes are being sold by the Company through an NASD member firm which is serving as placement agent. In connection with the Offering, the Company issued the Notes and also entered into a Subscription Agreement with each of the Note holders.

      On June 29, 2007 and July 27, 2007, the Company issued Notes in the aggregate principal amount of $2,350,000. Interest on the Notes is payable monthly in arrears commencing on September 30, 2007. The Notes are subordinated in liquidation preference and in right of payment to all of the Company's existing debt. The Notes will be senior in right of payment and in liquidation preference to any future long term debt of the Company. To the extent the Company were to complete a subsequent financing with the placement agent on or before March 29, 2008 ("Subsequent Financing"), the Notes will automatically convert into the underlying securities (either convertible debt or preferred stock) sold in the Subsequent Financing (the "Underlying Securities"). To the extent the new issue in the Subsequent Financing contains an interest rate less than 10.0% per annum; the exchange ratio of the Notes will automatically adjust to maintain a 10.0% yield. To the extent the Company does not complete a Subsequent Financing; the Notes may be converted, at the option of the holder, into shares of the Company's Common Stock at a price of $2.50 per share, subject to certain adjustments within. The Company intends to use the net proceeds from the Offering primarily for the purchase of portfolios of consumer receivables and for general corporate purposes, including working capital.

      For its services in connection with the Offering, the placement agent received a placement fee computed at the rate of seven percent (7.0%) of the aggregate principal amount of the Notes sold. In addition, the Company paid an accountable expense allowance of one percent (1%) of the aggregate principal amount of the Notes sold. As a result, after other Offering expenses of approximately $33,500 ($41,500 as of July 27, 2007) (legal and blue sky filing fees), the Company received net proceeds of approximately $2,035,000 ($2,127,000 as of July 27, 2007). Costs of $224,500 related to this offering have been capitalized and will be amortized over the life of the notes.

      The Notes provide that, to the extent the Company completes a Subsequent Financing, the Company will register the underlying securities in connection with the Subsequent Financing. To the extent the Company does not complete a Subsequent Financing, the Company will register the Common Stock underlying the Notes for resale by the Noteholders.

      On June 14, 2007 the Company's J. Holder subsidiary entered into an agreement to secure a revolving credit line in the maximum principal sum of $800,000 dollars with Northern State Bank. During the term of the note, interest shall accrue on the outstanding principal balance of the note at a rate of the lenders prime rate plus one-half percent per annum. The Company can draw upon the note, during the twelve month period commencing on June 14, 2007. Any sums loaned under the note may be paid at any time, without premium or penalty, and reborrowed from time to time, until July 1, 2008. Payments of interest only are due on the 1st day of each and every month until the payment due July 1, 2008, on which date the entire balance or principal, interest and fees then unpaid shall become due and payable. The note is secured by various mortgages of real property held and owned by the Company's subsidiary, J. Holder, Inc. The Company had $641,000 outstanding on the credit line as of September 30, 2006.

      On September 26, 2007, the Company consummated an initial closing of its private placement offering (the "Offering") of shares of common stock (the "Shares") and warrants to purchase shares of common stock (the "Warrants", together with the Shares, the "Securities") to accredited investors ("Investors"). The Securities were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). In connection with the Offering, the Company issued the Securities and also entered into a Securities Purchase Agreement and a Registration Rights Agreement with the Investors. On October 11, 2007, the Company consummated its second and final closing of the Offering. Together with the first closing, the Registrant sold an aggregate of 862,500 Shares at a purchase price of $2.00 per Share and delivered Warrants to purchase an aggregate of 172,500 shares of the Company's common stock. Net proceeds from the financing are to be used primarily for working capital purposes including, but not limited to, the purchase of distressed consumer receivable portfolios.

      The Warrants entitle the holders to purchase shares of the Company's common stock reserved for issuance thereunder for a period of three years from the date which is six months after the date of issuance at an exercise price of $2.50 per share. The Warrants contain certain anti-dilution rights on terms specified in the Warrants. In addition, pursuant to the Securities Purchase Agreement, the Investors will be entitled to additional shares of common stock if, during the six month period after the Closing, the Company sells or issues additional shares of Common Stock, or securities (debt and/or equity) convertible into common stock, with a purchase, exercise or conversion price of less than $2.00. The registration statement for the Offering was filed on November 9, 2007.

      Pursuant to the Registration Rights Agreement, the Company agreed to file with the Securities and Exchange Commission a registration statement on appropriate form providing for the resale by the investors of the Shares and the Warrant Shares. The Company agreed to file the registration statement within 45 days of the Initial Closing. If such Registration Statement is not filed within the required timeframe, or does not become effective within the required timeframe, or does not remain effective for any thirty (30) consecutive days, the Company has agreed to pay to the investors in the Offering liquidated damages for each thirty (30) day period in which the Registrant fails to comply with such requirements, all as more specifically provided in the Securities Purchase Agreement.

      The Securities were not registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities laws, and were offered and sold only in the United States to "accredited investors" (as defined in Rule 501(a) of the Securities Act) pursuant to an exemption from registration under
Section 4(2) of the Securities Act. Neither the Securities and Exchange Commission (the "SEC") nor any state securities commission or regulatory body has approved or disapproved the securities. Any representation to the contrary is a criminal offense.

      The Company received aggregate net proceeds of $1,596,500 from the placement, after payment of offering expenses of approximately $25,000 and commissions of approximately $82,500. The Company retained a registered FINRA broker dealer to act as placement agent. In addition, the placement agent is entitled to receive 2 year warrants to acquire 41,250 shares of the Company's common stock.

      The Company anticipates that it will be undertaking additional financing from time to time to increase its working capital and to increase its ability to purchase additional pools of consumer receivables. Such financings may be private placement or public offerings, and may include common stock, debt securities or other equity based securities.

Supplementary Information on Consumer Receivables Portfolios:

                              Portfolio Purchases/Collections

                                (dollar amounts in thousands)

                                                                    Gross
Reporting       Outstanding      Portfolios                    Cash Collections
Period        Principal Amount   Purchased    Purchase Price      Per Period
-----------   ----------------   ----------   --------------   ----------------
3 Mo. Ended   $         64,566       10          $  4,431          $  2,790
9/30/2006
9 Mo. Ended   $        108,393       19          $ 10,447          $  7,896
9/30/2006
3 Mo. Ended   $         47,269        5          $  4,269          $  4,842
9/30/2007
9 Mo Ended    $        127,066       18          $  9,061          $ 13,058
9/30/2007

      The prices we pay for our consumer receivable portfolios are dependent on many criteria, including the age of the portfolio, the type of receivable, our analysis of the percentage of obligors who owe debt that is collectible through legal collection means and the geographical distribution of the portfolio. When we pay higher prices for portfolios that may have a higher percentage of obligors whose debt we believe is collectible through legal collection means, we believe it is not at the sacrifice of our expected returns. Price fluctuations for portfolio purchases from quarter to quarter or year over year are indicative of the overall mix of the types of portfolios we are purchasing.

      During the three months ended September 30, 2007, we acquired 5 portfolios of consumer receivables aggregating approximately $47 million in initial outstanding principal amount at a purchase price of approximately $4.3 million, bringing the aggregate initial outstanding principal amount of consumer receivables under management as of September 30, 2007 to approximately $480 million, an increase of 82.51% as compared to approximately $263 million as of September 30, 2006. For the three month period ended September 30, 2007, we posted gross collections of approximately $4.842 million, a 73.55% increase as compared to gross collections of $2.790 million in the three month period ended September 30, 2006. For the nine month period ended September 30, 2007, we posted gross collections of approximately $13.058 million, compared to gross collections of $7.896 million in the nine month period ended September 30, 2006, representing a 65.37% increase.

Trends

      As a result of our line of credit and Preferred Stock Offering, we anticipate that we will incur significant increases in interest expense offset and dividend payments, over time, by expected increased revenues from consumer receivable portfolios purchased utilizing funds under such line of credit. No assurance can be given that the expected revenues from such purchased portfolios will exceed the additional interest expense or dividend payments. While we are not presently aware of any other known trends that may have a material impact on our revenues, we are continuing to monitor our collections to assess whether the current housing crisis will have a long term impact on collections. We do not believe that the recent decreases in interest rates, and the anticipated continuing gradual decreases in interest rates, has had or will have a material adverse effect upon our business.

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

      As of September 30, 2007, there are presently no material pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is the subject and, to the best of our knowledge, no such actions against us is contemplated or threatened.

      Item 2 Unregistered Sales of Securities and Use of Proceeds

             None.

      Item 3 Defaults Upon Senior Securities

             None.

      Item 4 Submission of Matters to a Vote of Security Holders

             None.

      Item 5 Other Information

             None.

      Item 6 Exhibits and Reports on Form 8-K

      (a)   Exhibits


      10.1 Placement Agent Engagement Agreement dated as of August 6, 2007 between the Company and Security Research Associates, Inc.*

      31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

      31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

      32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C.
      Section 1350.*

      32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C.
      Section 1350..*

----------
      * Filed herewith

                                   SIGNATURES

            In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      VELOCITY ASSET MANAGEMENT, INC.

Dated: November 14, 2007              By: /s/ John C. Kleinert
                                          ---------------------
                                               John C. Kleinert
                                      Chief Executive Officer and President