Form 10-K
period 2007-12-31
VELOCITY ASSET MANAGEMENT INC
filed 2008-03-18
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

OR ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-32879

VELOCITY ASSET MANAGEMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0008442

(State or Other Jurisdiction of Incorporation or
Organization)	(I.R.S. Employer Identification No.)

1800 Route 34 North, Building 4, Suite 404A, Wall, NJ	07719
(Address of Principal Executive Offices)	(Zip Code)

(732) 556-9090

(Issuer’s Telephone Number, Including Area Code)

Securities Registered under Section 12(b) of the Exchange Act:

Series A Convertible Preferred Stock, par value $.001 per share

(Title of Class)

American Stock Exchange
(Name of exchange on which registered)

Common Stock, $.001 Par Value

(Title of Class)

American Stock Exchange
(Name of exchange on which registered)

Securities registered pursuant to Section 12 (g) of the Act:
None

Check whether the Company: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The issuer’s revenues for the year ended December 31, 2007 were $15,367,047.

As of March 10, 2008, the aggregate market value of the common stock held by non-affiliates of the issuer was approximately $3,744,683. This amount is based on the closing price of $0.86 per share for the Company’s common stock as of such date.

On March 10, 2008, there were 17,066,821 shares of the Company’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

FORWARD LOOKING STATEMENTS

          This Annual Report on Form 10-K and other reports we file from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. When used in the Filings the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to us or our management identify forward looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to our industry and our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

          We cannot give any guarantee that these plans, intentions or expectations will be achieved. All forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the “Risk Factors” section beginning on page 15 of this Annual Report. Listed below and discussed elsewhere in this Annual Report are some important risks, uncertainties and contingencies that could cause our actual results, performances or achievements to be materially different from the forward-looking statements included in this Annual Report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the availability for purchase of consumer receivable portfolios, interests in distressed real property and tax lien certificates that satisfy our criteria;

•	competition in the industry;

•	the availability of debt and equity financing;

•	future acquisitions;

•	the availability of qualified personnel;

•	international, national, regional and local economic and political changes;

•	general economic and market conditions;

•	changes in applicable laws;

•	trends affecting our industry, our financial condition or results of operations;

•	the timing and amount of collections on our consumer receivable portfolios;

•	the timing of sales of interests in distressed real property and redemption of tax lien certificates; and

•	increases in operating expenses associated with the growth of our operations.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

          We were incorporated in Delaware under the name Tele-Optics, Inc. in December 1986. Effective April 8, 2004 we changed our corporate name from Tele-Optics, Inc. to Velocity Asset Management, Inc., and effected a one for thirteen reverse split of our then issued and outstanding shares of common stock. Except as otherwise noted, all share and per share data set forth in this annual report gives effect to the one for thirteen reverse split.

          Unless the context otherwise requires, the terms “we,” “us” or “our” as used hereinafter refer to Velocity Asset Management, Inc. and our subsidiaries, including TLOP Acquisition Corp., LLC and its wholly owned subsidiaries J. Holder, Inc., VOM, LLC and Velocity Investments, LLC.

Overview

          Since February 3, 2004, when we acquired STB, Inc., a New Jersey corporation, we have engaged in acquiring, managing, collecting and servicing distressed assets, consisting of consumer receivable portfolios, interests in distressed real property and tax lien certificates, through three wholly-owned subsidiaries:

          Velocity Investments, LLC (“VI”), which was formed in 2002, invests in consumer receivable portfolios purchased in the secondary market at a discount from face value and then seeks to liquidate interests contained within these portfolios through legal collection means. As of December 31, 2007, VI held approximately $47,000,000 in distressed consumer receivables.

          J. Holder, Inc. (“JHI”), which was formed in 1998, invests in interests in distressed real property, namely real property being sold at sheriff’s foreclosure and judgment execution sales, defaulted mortgages, partial interests in real property and the acquisition of real property with clouded title, with the goal of re-selling the property or perfecting the partial interest and/or clouded title for resale. These investments are made following an extensive due diligence analysis of the legal status of the property and a market analysis of the property’s value. The average holding period for JHI’s properties is six months. As of December 31, 2007, JHI held approximately $5,563,000 in real property inventory and $400,000 in assignments and judgments of real property interests.

          VOM, LLC (“VOM”), which was formed in 2002, invests in New Jersey municipal tax lien certificates. VOM purchases tax lien certificates in the secondary market which allows VOM to perform its due diligence on a static pool of assets to determine what discount to par VOM is willing to offer as a purchase price. The average purchase price paid for a tax lien certificate in the secondary market is at a 95% discount to the assessed value of the individual property. VOM creates returns by liquidating the portfolio while capitalizing upon opportunities presented by the current tax lien environment to acquire the underlying real properties that are the subject of the tax liens. As of December 31, 2007, VOM held approximately $325,000 in tax certificates and accrued interest.

          Our objective is to maximize our return on investment in distressed assets. Our overall capital base is allocated primarily to the purchase of consumer receivable portfolios. After careful consideration of trends in revenues and future opportunities for growth, management has made the determination that the consumer receivables business will be the sole operating focus of the Company in 2008. The strategy for the allocation of capital among one or more types of distressed assets is determined solely by our senior management.

          Prior to 2004, the majority of our revenues had been derived from the realization of our distressed real property assets, which accounted for approximately 85% of our revenues during 2003, as compared to 7.5% of our revenues during such year for each of our consumer receivables and our tax lien certificates. Revenues generated by the realization or sale of our consumer receivables business increased to $1,726,356 in 2004 or (approximately 39.6% of our total revenues for 2004), to $3,633,945 in 2005 (approximately 44.9% of our total revenues) to $8,431,259 in 2006 (approximately 82.0% of our total revenues) and to $13,863,568 (approximately 90.2% of our total revenues) in 2007. During the same years, our gross cash collections in our consumer receivables business were $2,100,000, $5,400,000, $10,800,000 and $17,960,000, respectively. Revenues from our distressed real property assets were $2,369,564 in 2004 (approximately 54.4% of our total revenues), $3,685,338 in 2005 (approximately 45.5% of our total revenues) and $1,585,175 in 2006 (approximately 15.4% of our total revenues), and $1,403,944 in 2007 (approximately 9.1% of our revenues). We anticipate increasing growth in our consumer receivables portfolios as a result of the $22.5 million line of credit that our VI subsidiary entered into with Wells Fargo in 2005, as amended in February 2006, December 2006, February 2007 and February 2008. Such line of credit can be, and has been, used exclusively to purchase additional consumer receivable portfolios.

	For the Years Ended

	December 31, 2007	December 31, 2006

Balance at beginning of period	$38,327,926	$17,758,661

Acquisitions and capitalized costs, net of returns	12,799,459	22,915,748
Amortization of capitalized costs	(59,196)	—

	12,740,263	22,915,748

Cash collections	(17,960,713)	(10,777,742)
Income recognized on consumer receivables	13,863,538	8,431,259

Cash collections applied to principal	(4,097,175)	(2,346,483)

Balance at end of period	$46,971,014	$38,327,926

History

          We were originally incorporated for the purpose of acquiring all of the common stock of Lenzar Optics, Inc. (“Lenzar”). Lenzar was then engaged in the development, manufacture and marketing of a variety of optical, electronic and electro-optical products for use in the medical and defense industries. In September 1991, we sold all of our assets related to Lenzar’s operations to a third party. From the date of that sale and until February 3, 2004, when we acquired STB, we had virtually no active business operations. On November 21, 1997, new investors, including our management immediately prior to the effective date, purchased approximately 62% of our then issued and outstanding common stock. Between November 21, 1997 and February 3, 2004, those investors and others provided additional funds in the form of equity investments and loans that ensured our viability and permitted us to continue our limited operations and pursue business opportunities.

          On February 3, 2004, we entered into and consummated an agreement and plan of merger by and among our wholly-owned subsidiary, TLOP, STB and the stockholders of STB, John C. Kleinert, W. Peter Ragan, Sr. and W. Peter Ragan, Jr. In accordance with the terms of the merger agreement, on that date, STB was merged with and into TLOP, and we issued to the stockholders of STB, in exchange for all of the common stock of STB issued and outstanding, (a) an aggregate of 6,129,424 shares of our common stock, (b) the right to receive an aggregate of 1,808,077 additional shares of our common stock upon amendment of our certificate of incorporation to increase the total number of shares of capital stock that we were authorized to issue, and (c) warrants to purchase during a period of five years an aggregate of 2,437,000 shares of our common stock at an exercise price of $1.04 per share. The 6,129,424 shares of our common stock issued to the former stockholders of STB represented approximately 80% of the then total issued and outstanding shares of our common stock. The merger agreement also provided that upon amendment of our certificate of incorporation to authorize us to issue a series of preferred stock having certain terms and conditions, John C. Kleinert would convert all of the debt owed by us to him, including debt under a line of credit and other secured loans, into shares of such preferred stock. Mr. Kleinert has since converted all of the debt owed by us to him into shares of our common stock. Except as may be otherwise noted, all share and per share data set forth is this filing give effect to the one-for-thirteen reverse split of our common stock effected on April 8, 2004.

          In connection with the merger with STB, we completed a private placement to an accredited investor of 562,500 shares of our common stock and a warrant exercisable for a period of five years to purchase an aggregate of 562,500 shares of our common stock at an exercise price of $1.04 per share in exchange for an aggregate cash consideration of $500,000. As a result of the merger, we now carry on business through our wholly-owned subsidiary TLOP, which maintains its executive offices and business offices at 1800 Route 34 North, Building 4, Suite 404A, Wall, NJ 07719.

Corporate Information

          Our principal executive offices are located at 1800 Route 34 North, Building 4, Suite 404A, Wall, NJ 07719 and our telephone number is (732) 556-9090. Our corporate website is www.velocitycollect.com. The information on our website is not incorporated by reference in this annual report.

Industry Overview

          The purchase and liquidation of distressed assets consisting of consumer receivable portfolio, interests in distressed real property and tax lien certificates is a growing industry that is driven by many factors including:

•	increasing levels of debt;

•	increasing defaults of the underlying receivables;

•	increasing utilization of third-party providers to collect such receivables;

•	fluctuating employment environment exacerbated by overseas outsourcing;

•	challenged municipal governments raising property taxes to bridge budgetary gaps;

•	challenges presented by the subprime mortgage crisis and decreasing home values; and

•	mounting debt and pressure on banks and financial institutions to remove nonperforming or unattractive assets from their balance sheets.

          According to a U.S. Federal Reserve release dated February 2008, consumer debt was $944 billion as of December 2007, and increasing at an annual rate of 3.0%. We believe that as a result of the difficulty in collecting these receivables and the desire of originating institutions to focus on their core businesses and to generate revenue from these receivables, originating institutions are increasingly electing to sell these portfolios.

Strategy

          Our primary objective is to utilize our management’s experience and expertise to effectively grow our business by identifying, evaluating, pricing and acquiring unsecured consumer receivable portfolios, and maximizing the return on such assets in a cost efficient manner. We then outsource all of the legal collection process of our receivables to third party servicers based on specific guidelines established by senior management and set forth in a third party servicing contract. Since certain of our receivables are unsecured, under certain personal bankruptcy proceedings, we would not be able to collect on those receivables.

          We believe that as a result of our management’s experience and expertise, and the fragmented yet growing market in which we operate, we are well-positioned to successfully implement our strategy.

          Additionally, in 2008, we intend to continue to grow our business generally while emphasizing the expansion of the business of VI by acquiring additional consumer receivable portfolios, including multi-state consumer receivables. Until December 2004, when we acquired our first multi-state portfolio, all receivables owned by VI were from obligors in New Jersey. Since December 2004, we have purchased portfolios with receivables from obligors in all 50 states, although we concentrate on acquiring receivables from obligors in New York, Massachusetts, Delaware, Maryland, Georgia, Alabama, Arkansas, Connecticut, Indiana, Ohio, Tennessee, Michigan, Colorado, Oregon, Wisconsin, Illinois, Kentucky, Minnesota, Rhode Island, Virginia, Hawaii, Wyoming, Florida, Pennsylvania, California and Missouri.

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

          Historically, VI has acquired consumer receivable portfolios with face amounts ranging from $225,000 to approximately $43 million at purchase prices ranging from $0.043 to $0.25 per $1.00 of such face amounts.

          The following tables show certain data related to our entire owned portfolio. These tables describe the purchase price, cash collections and related multiples. We utilize a long-term legal approach to collecting our portfolios of consumer receivables. This approach has historically caused us to realize significant cash collections from pools of consumer receivables years after they are initially acquired. When we acquire a new pool of consumer receivables, our estimates typically result in a 60 month projection of cash collections.

	Portfolio Purchases/Collections (dollar amounts in thousands)			Gross Cash Collections Per Period
Reporting Period	Outstanding Amount	Portfolios Purchased	Purchase Price

Period Ended December 31, 2006	$199,042	26	$15,368	$10,778

Period Ended December 31, 2007	$129,893	19	$9,317	$17,960

		Portfolio Purchases and Performance
Year	Total # Portfolios	Initial Outstanding Amount (1)	Purchase Price (2)	Gross Cash Collections (3)	Gross Cash Collections as a % of Cost (4)	Average Price Per Dollar Outstanding (5)

2003	5	$11,497,833	$2,038,950	$8,285,000	406.34%	$0.1773
2004	10	$9,511,088	$1,450,115	$3,126,842	215.63%	$0.1525
2005	22	$133,103,213	$11,449,557	$14,699,375	128.38%	$0.0860
2006	26	$199,042,032	$15,367,940	$9,334,207	60.74%	$0.0772
2007	19	$129,892,667	$9,316,779	$1,293,468	13.88%	$0.0717

(1)

Initial Outstanding Amount represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and returns. (“Returns” are defined as purchase price refunded by the seller due to the return of non-compliant accounts, such as deceased and bankrupt accounts.)

(2)	Purchase Price represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables, and does not include certain capitalized acquisition costs.

(3)	Gross Cash Collections include gross cash collections on portfolios of consumer receivables as of December 31, 2007.

(4)

Gross Cash Collections as a Percentage of Cost represents the gross cash collections on portfolios of consumer receivables as of December 31, 2007 divided by the purchase price such portfolios in the related calendar year.

(5)

Average Price Per Dollar Outstanding represents the Purchase Price of portfolios of consumer receivables divided by the Initial Outstanding Amount of such portfolios purchased in the related calendar year.

                    Under our policies, procedures and purchase criteria, we only purchase portfolios of consumer receivables which the accounts in such portfolios are collectible under the applicable state’s statute of limitations. Our long-term legal approach to collecting consumer receivables is to collect the face amount, which is generally the outstanding amount at the time of charge-off of such receivable, although certain originators capitalize interest at accrued subsequent charge-off. In such case, the face amount that we attempt to collect will include such interest.

                    We utilize our relationships with brokers, servicers and sellers of consumer receivable portfolios to locate consumer receivable portfolios for purchase. Our senior management is responsible for:

•	coordinating due diligence, including in some cases on-site visits to the seller’s office;

•	stratifying and analyzing the portfolio characteristics;

•	valuing the portfolio;

•	preparing bid proposals;

•	negotiating pricing and terms;

•	closing the purchase; and

•	coordinating the receipt of account documentation for the acquired portfolios.

          The seller or broker typically supplies us with either a sample listing or the actual portfolio being sold on a compact disk, a diskette or other form of media. We analyze each consumer receivable portfolio to determine if it meets our purchasing criteria. We may then prepare a bid or negotiate a purchase price. If a purchase is completed, senior management monitors the portfolio’s performance and uses this information in determining future buying criteria and pricing.

        We purchase consumer receivables at substantial discounts from the balance actually owed by the obligors. We determine how much to bid on a portfolio and a purchase price by evaluating many different variables, such as:

•	the number of collection agencies previously attempting to collect the receivables in the portfolio;

•	the average balance of the receivables;

•	the age of the receivables;

•	number of days since charge-off;

•	payments made since charge-off; and

•	the locations of the obligors.

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

        We purchase most of our consumer receivable portfolios directly from originators and other sellers including, from time to time, auction type sales in which sellers of consumer receivables seek bids from several pre-qualified debt purchasers. In order for us to consider a potential seller as a source of receivables, a variety of factors are considered. Sellers must demonstrate that they have:

•	adequate internal controls to detect fraud;

•	the ability to provide post-sale support; and

•	the capacity to honor buy-back and return warranty requests.

        Generally, our portfolio purchase agreements provide that we can return certain accounts to the seller. In some transactions, however, we may acquire a portfolio with few, if any, rights to return accounts to the seller. After acquiring a portfolio, we conduct a detailed analysis to determine which accounts in the portfolio should be returned to the seller. Although the terms of each portfolio purchase agreement differ, examples of accounts that may be returned to the seller include:

•	debts paid prior to the cutoff date;

•	debts in which the obligor filed bankruptcy prior to the cutoff date; and

•	debts in which the obligor was deceased prior to cutoff date.

        We generally use third-party electronic public record searches to determine bankrupt and deceased obligors, which allow us to focus our resources on portfolio collections. Under a typical portfolio purchase agreement, the seller refunds the portion of the purchase price attributable to the returned accounts or delivers replacement receivables to us. Occasionally, we will acquire a well seasoned portfolio at a reduced price from a seller that is unable to meet all of our purchasing criteria. When we acquire such portfolios, the purchase price is discounted beyond the typical discounts we receive on the portfolios we purchase that meet our purchasing criteria.

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

          We outsource all of the legal collection process of our receivables to third-party law firms based on specific guidelines established by senior management and set forth in a third-party servicing contract. Prior to January 1, 2005 substantially all legal work was outsourced to Ragan & Ragan, P.C., a related party. Each third-party law firm to whom we might outsource receivable servicing is selected from an industry law list with an accredited bond, has compatible information technology systems and meets certain other specific criteria. Our standard form of servicing contract provides for the payment to the law firm of a contingency fee equal to 25% of all amounts collected and paid by the debtors. Once a group of receivables is sent to a third-party servicer, our management actively monitors and reviews the servicer’s performance on an ongoing basis. Our management receives detailed analyses, including collection activity and portfolio performance, from our internal servicing department to assist it in evaluating the results of the efforts of the third-party law firm. Based on portfolio performance guidelines, our management may move certain receivables from one third-party servicer to another if it anticipates that this will result in an increase in collections. Until December 2004, all of our receivables were from obligors in New Jersey and we employed the law firm of Ragan & Ragan, P.C. to service those receivables. We expect to continue to use Ragan & Ragan, P.C. with respect to our receivables in New Jersey until such time as either (i) our agreement with Ragan & Ragan, P.C. terminates; or (ii) the consumer receivable portfolios in New Jersey increase beyond the capacity of Ragan & Ragan, P.C. Our current agreement with respect to consumer receivables portfolios with Ragan & Ragan P.C. is for one calendar year and automatically extends for additional periods of one calendar year each unless terminated by us. The agreement provides for the payment to such firm of a contingency fee equal to 25% of all amounts collected and paid by the obligors. The shareholders of Ragan & Ragan, P.C. are W. Peter Ragan, Sr., our Vice President and a Director, and W. Peter Ragan Jr., President of our wholly-owned subsidiary, VI.

          From time to time, we may resell certain accounts in our pool of consumer receivables that we have deemed uncollectible in order to generate revenue.

Distressed Real Property Program

          We acquire interests in distressed real property, namely real property being sold at sheriffs’ foreclosure and judgment execution sales, defaulted mortgages, partial interests in real property and real property with clouded title. Properties and property interests are purchased mainly at publicly advertised judicial and non-judicial auction sales. Purchases of real property are mainly in New Jersey. However, we have also purchased six properties in Indiana through a Bankruptcy Court auction sale conducted in Atlanta, Georgia. Our subsidiary, JHI, has entered into a retainer agreement with the law firm of Ragan & Ragan P.C., and such firm has agreed to provide legal services at varying hourly rates in connection with the purchase and sale of JHI’s interests in distressed real property with a minimum fee of $1,500 per each purchase and sale. In addition, such firm is entitled to receive a finder’s fee equal to 15% of JHI’s net profit, if any, at the time of sale of any property interest referred to us by Ragan & Ragan, P.C. The retainer agreement is for a one year period commencing January 1, 2005, and renews for successive periods of one year each unless terminated by our subsidiary.

          Senior management conducts extensive due diligence on the status of any property or property interest proposed to be acquired by us and a market analysis of the property’s value before making any investment decision.

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

          On June 2, 2005, JHI acquired a residential property in Melbourne, Florida through a joint venture with Groveland Estates, LLC (“Groveland”), an unrelated party. The property was purchased for $3.25 million from Detroit-based Comerica Bank, which had acquired the property through a foreclosure. Acquisition financing of approximately $3.3 million was provided by a group of investors, including JHI, which invested approximately $125,000, that will be entitled to receive 10% per annum and 2.0% of the loaned amount along with a pro rata share of 20% of the net profit, if any, realized by JHI upon the sale of the property. Under the terms of the joint venture agreement with Groveland, the investor group, including JHI, will be entitled to receive 100% return of all capital, including acquisition and carrying costs, plus the cost of funds. In addition, JHI will be entitled to receive 60% of the net profit, if any, of the proceeds of the sale of the property, 20% of which will be shared pro rata with the investor group (including JHI), and Groveland will be entitled to receive 40% of the net profit, if any, from the sale of the property, plus 20% of the actual cost, if any, of the property’s renovation, as a project management fee. In the opinion of management, the property is adequately covered by insurance. On September 21, 2005, JHI entered into a $1,000,000 mortgage and security agreement, the proceeds of which are being used to renovate the property. Estimated renovations are expected to cost approximately $900,000. All principal accrues interest at a fixed annual rate of 12% per annum and payments of accrued interest are due and payable in arrears in equal monthly payments on the outstanding principal balance of the promissory note. JHI was required to make monthly interest only payments of $10,000 until October 21, 2007, at which time all principal, accrued interest and other charges were to be due and payable. This note was redeemed and paid in full on August 4, 2006. The Company has also recorded a $220,948 impairment of a property held for sale in connection with an estate property owned by its JHI subsidiary in Melbourne, Florida. Although the property was appraised in February 2007 at $4.8 million, there can be no assurance that the sale of the property will result in a profit.

          After careful consideration of trends in revenues and future opportunities for growth, management has made the determination that the consumer receivables business will be the sole operating focus of the Company in 2008. There are no plans to procure additional assets for JHI. On December 31, 2007, our Board of Directors unanimously approved management’s plan to discontinue the operations of JHI and to sell and dispose the assets or membership interests/capital stock of such subsidiary. Accordingly, this operation will be shown as discontinued operations in 2008.

Tax Lien Certificate Program

          We acquire tax lien certificates at a discount to par. We acquire these in the secondary market, which allows senior management to perform its due diligence on the underlying property which is the subject of the tax lien before the determination is made regarding what discount to par we are willing to offer as a purchase price. Historically, all of the tax lien certificates we have purchased were related to properties located in the State of New Jersey, and were purchased in two separate portfolio pools in 2002. Our subsidiary, VOM has entered into a retainer agreement with the law firm of Ragan & Ragan, P.C., in which such firm has agreed to provide legal services at varying hourly rates in connection with the foreclosure of tax lien certificates. The company has also agreed to pay Ragan & Ragan a minimum fee of $1,500 per tax lien certificate that is foreclosed upon and a commission equal to 15% of VOM’s net profit, if any, at the time of the sale of real properties acquired by VOM upon foreclosure of a tax lien certificate.

          From time to time, we sell properties acquired by foreclosure of a tax lien certificate. Sales of such properties are through local, but nationally affiliated, realtors using multiple listing services. Typically, at closing we pay a commission of 5% of the sales price, although incentives may be offered from time to time to expedite a particular sale.

          After careful consideration of trends in revenues and future opportunities for growth, management has made the determination that the consumer receivables business will be the sole operating focus of the Company in 2008. There are no plans to procure additional assets for VOM. On December 31, 2007, our Board of Directors unanimously approved management’s plan to discontinue the operations of VOM and to sell and dispose the assets or membership interests/capital stock of such subsidiary. Accordingly, this operation will be shown as discontinued operations in 2008.

Competition

          Our business of purchasing consumer receivables, interests in distressed real property and tax lien certificates is highly competitive and fragmented, and we expect that competition from new and existing companies will increase. We compete with:

•	other purchasers of consumer receivables, interests in distressed real property and tax lien certificates, including third-party collection companies; and

•	other financial services companies who purchase consumer receivables, interests in distressed real property and tax lien certificates.

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

          We compete with our competitors for consumer receivable portfolios, interests in distressed real property and tax lien certificates based on many factors, including:

•	purchase price;

•	representations, warranties and indemnities requested;

•	speed in making purchase decisions; and

•	our reputation.

     Our strategy is designed to capitalize on the market’s lack of a dominant industry player. We believe that our management’s experience and expertise in identifying, evaluating, pricing and acquiring receivable portfolios and managing collections coupled with our strategic alliances with third-party servicers and our sources of financing give us a competitive advantage. However, we cannot assure that we will be able to compete successfully against current or future competitors or that competition will not increase in the future.

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

Government Regulation

          The relationship of obligors and a creditor is extensively regulated by Federal, state and municipal laws, rules, regulations and ordinances. These laws include, but are not limited to, the following statutes and regulations: the Fair Debt Collection Practices Act, the Federal Truth-In-Lending Act, the Fair Credit Billing Act, the Equal Opportunity Act, the Fair Foreclosure Act and the Fair Credit Reporting Act, as well as comparable statutes in states where obligors reside and/or where creditors are located. Among other things, the laws and regulations applicable to various creditors impose disclosure requirements regarding the advertisement, application, establishment and operation of credit accounts or other types of credit programs. Federal law requires a creditor to disclose to an obligor, among other things, the interest rates, fees, grace periods and balance calculations methods associated with their accounts. In addition, obligors are entitled to have payments and credits applied to their accounts promptly, to receive prescribed notices and to require billing errors to be resolved promptly. In addition, some laws prohibit certain discriminatory practices in connection with the extension of credit. Further, state laws may limit the interest rate and the fees that a creditor may impose on obligors. Failure by a creditor to comply with applicable laws could create claims and rights of offset that would reduce or eliminate an obligor’s obligations, which could have a material adverse effect on our operations. Pursuant to agreements under which we purchase receivables, we are typically indemnified against losses resulting from the failure of the creditor to have complied with applicable laws relating to the receivables prior to our purchase of such receivables.

          Certain laws, including the laws described above, may limit our ability to collect amounts owing with respect to the receivables regardless of any act or omission on our part. For example, under the Federal Fair Credit Billing Act, a credit card issuer may be subject to certain claims and defenses arising out of certain transactions in which a credit card is used if the consumer has made a good faith attempt to obtain satisfactory resolution of a problem relative to the transaction and, except in cases where there is a specified relationship between the person honoring the card and the credit card issuer, the amount of the initial transaction exceeds $50 and the place where the initial transaction occurred was in the same state as the consumer’s billing address or within 100 miles of that address. Accordingly, as a purchaser of defaulted receivables, we may purchase receivables subject to valid defenses on the part of the obligor. Other laws provide that, in certain instances, obligors cannot be held liable for, or their liability is limited to $50 with respect to, charges to the credit card account that were a result of an unauthorized use of the credit card account. No assurances can be given that certain of our receivables were not established as a result of unauthorized use of a credit card account, and, accordingly, the amount of such receivables may not be collectible by us.

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

Employees

          As of December 31, 2007, we had a total of twelve employees, of which ten are full time employees. Most of our collection activities are outsourced and managed by corporate officers. Each of our employees has signed a standard employee agreement. None of our employees is covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

RISK FACTORS

An investment in our securities involves a high degree of risk and many uncertainties. You should carefully consider the specific factors listed below, together with the cautionary statement that follows this section and the other information included in this prospectus before purchasing our units in this offering. If any of the possibilities described as risks below actually occurs, our operating results and financial condition would likely suffer and the trading price of our securities could fall, causing you to lose some or all of your investment in the securities we are offering. The following is a description of what we consider the key challenges and material risks to our business and an investment in our securities.

Risks Related to Our Business

We have a limited operating history and our business and future prospects are difficult to evaluate.

          Prior to our acquisition of STB (the former parent of our current subsidiaries) on February 3, 2004, our company had been inactive since 1991. STB was organized in 2003, and none of its subsidiaries has conducted business for more than five years. Due to our limited operating history, our ability to execute our business strategy is materially uncertain and our operations and prospects are subject to all risks inherent in a developing business enterprise. Our limited operating history also makes it difficult to evaluate our long term commercial viability. Our ability to execute our business strategy must be evaluated in light of the problems, expenses and difficulties frequently encountered by new businesses in general and a distressed asset management and liquidation company specifically.

We may not be able to purchase consumer receivable portfolios at favorable prices or on sufficiently favorable terms or at all.

          Our ability to execute our business strategy depends upon the continued availability of consumer receivable portfolios that meet our purchasing criteria and our ability to identify and finance the purchases of such assets. The availability of consumer receivable portfolios, interests in distressed real property and tax lien certificates at favorable prices and on terms acceptable to us depends on a number of factors outside of our control, including:

•	the continuation of the current growth trend in debt;

•	the continued volume of consumer receivable portfolios available for sale;

•	competitive factors affecting potential purchasers and sellers of consumer receivable portfolios; and

•	fluctuation in interest rates.

     The market for acquiring consumer receivable portfolios is becoming more competitive, thereby possibly diminishing our ability to acquire such portfolios at attractive prices in future periods.

•	The growth in debt may also be affected by:

•	a slowdown in the economy;

•	reductions in consumer spending;

•	changes in the underwriting criteria by originators;

•	changes in laws and regulations governing lending and bankruptcy; and

•	fluctuation in interest rates.

     Any slowing of the consumer debt growth trend could result in a decrease in the availability for purchase of consumer receivable portfolios that could affect the purchase prices of such portfolios. Any increase in the prices we are required to pay for such assets in turn will reduce the possible profit, if any, we generate from such assets.

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

          We acquire and collect on consumer receivable portfolios that contain charged-off and semi-performing receivables. In order to operate profitably over the long term, we must continually purchase and collect on a sufficient volume of receivables to generate revenue that exceeds our costs. Our inability to realize value from our receivable portfolios in excess of our expenses may compromise our ability to remain as a going concern. For accounts that are charged-off or semi-performing, the originators or interim owners of the receivables generally have:

•	made numerous attempts to collect on these obligations, often using both their in-house collection staff and third-party collection agencies;

•	subsequently deemed these obligations as uncollectible; and

•	charged-off these obligations.

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

We are subject to intense competition for the purchase of distressed assets that may affect our ability to purchase distressed assets at acceptable prices or at all.

          We compete with other purchasers of consumer receivable portfolios with third-party collection agencies and with financial services companies that manage their own portfolios of these portfolios. We compete on the basis of reputation, industry experience and performance. Some of our competitors have greater capital, personnel and other resources than we have. The possible entry of new competitors, including competitors that historically have focused on the acquisition of different asset types, and the expected increase in competition from current market participants, may reduce our access to consumer receivable portfolios. Aggressive pricing by our competitors could raise the price of such distressed assets above levels that we are willing to pay, which could reduce the amount of such assets suitable for us to purchase or, if purchased by us, reduce the profits, if any, generated by such assets. If we are unable to purchase distressed assets at favorable prices or at all, our revenues and our ability to cover operating expenses may be negatively impacted and our earnings could be materially reduced.

We are dependent upon third parties, in particular, the law firm of Ragan & Ragan, P.C., to service the legal collection process of our consumer receivable portfolios.

          We are dependent upon the efforts of our third party servicers, in particular the law firm of Ragan & Ragan, P.C., to service and collect our consumer receivables. Any failure by our third party servicers to adequately perform collection services for us or remit such collections to us could materially reduce our revenues and possibly our profitability. In addition, our revenues and profitability could be materially adversely affected if we are not able to secure replacement servicers. Until December 2004, our sole servicers had been the law firm of Ragan & Ragan, P.C., the principals of which are W. Peter Ragan, Sr. and W. Peter Ragan, Jr., our vice president and a director, and president of our wholly-owned subsidiary, VI, respectively. Since December 2004, we have purchased portfolios with receivables from obligors in all 50 states, and entered into third party servicing arrangements with approximately 85 law firms under which such attorneys service and collect our consumer receivables.

It is a conflict of interest for W. Peter Ragan, Sr. to serve as a director and officer of our company and for W. Peter Ragan, Jr. to serve as an officer of our company, while also being the principals of Ragan & Ragan, P.C., our third party servicers in the State of New Jersey.

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

          Each of Messrs. Ragan and Ragan devotes approximately 50% of his business time to our affairs in accordance with the terms of his respective employment agreement and the balance of his business time to his law practice which includes the representation of companies that may be deemed our competitors. Accordingly, there are potential conflicts of interest inherent in such relationship. The current agreement by and between our wholly-owned subsidiary, VI, and Ragan & Ragan P.C. is for one calendar year, and automatically extends for additional periods of one calendar year each unless terminated by us. The agreement provides for the payment to such firm of a contingency fee equal to 25% of all amounts collected and paid by the obligors. The shareholders of Ragan & Ragan, P.C. are W. Peter Ragan, Sr., our vice president and a director, and W. Peter Ragan Jr., president of our wholly-owned subsidiary, VI. During 2007 and 2006, we paid Ragan & Ragan, P.C an aggregate of $1,134,345 and $1,241,244 respectively, for services rendered in accordance with the terms of the agreements between our subsidiaries and Ragan & Ragan, P.C. Pursuant to an employment agreement dated January 1, 2004, by and between W. Peter Ragan, Sr. and us, Mr. Ragan, Sr. is entitled to an annual salary of $100,000 in consideration for his position as our Vice President and president of our wholly-owned subsidiaries, JHI and VOM. In addition, pursuant to an employment agreement dated January 1, 2004, by and between W. Peter Ragan, Jr. and us, Mr. Ragan, Jr. is entitled to an annual salary of $100,000 per year in consideration for his position as president of our wholly owned subsidiary, VI.

          Our subsidiary, JHI, has entered into a one-year retainer agreement with the law firm of Ragan & Ragan, P.C. and such firm has agreed to provide legal services at varying hourly rates in connection with the purchase and sale of JHI’s interests in distressed real property with a minimum fee of $1,500 per each purchase and sale. In addition, such firm is entitled to receive a finder’s fee equal to 15% of JHI’s net profit, if any, at the time of sale of any property interest referred to us by Ragan & Ragan, P.C. The retainer agreement is for a one year period commencing January 1, 2005, and renews for successive periods of one year each unless terminated by our subsidiary.

          Each of Messrs. Ragan and Ragan beneficially own approximately 13.7% of our issued and outstanding shares of common stock.

          Our subsidiary, VOM has entered into a retainer agreement with the law firm of Ragan & Ragan, P.C., in which such firm has agreed to provide legal services at varying hourly rates in connection with the foreclosure of tax lien certificates with a minimum fee of $1,500 per foreclosed tax lien certificate and a commission equal to 15% of VOM’s net profit, if any, at the time of sale of any real property acquired by VOM upon foreclosure of a tax lien certificate.

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

          John C. Kleinert, our president and chief executive officer, W. Peter Ragan, Sr., our vice president, W. Peter Ragan, Jr., president of our wholly-owned subsidiary, VI,, and Mr. James J. Mastriani, our chief financial officer, chief legal officer, treasurer and secretary, are responsible for making substantially all management decisions, including determining which distressed assets to purchase, the purchase price and other material terms of such acquisitions. Although we have entered into employment agreements with each of such individuals, the loss of any of their services could disrupt our operations and adversely affect our ability to successfully acquire consumer receivable portfolios, interests in distressed real property and tax lien certificates. In addition, we have not obtained “key man” life insurance on the lives of Mr. Kleinert, Mr. Ragan, Sr., Mr. Ragan, Jr. and Mr. Mastriani.

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

          Our agreement with Wells Fargo, our credit facility, is limited to $17,500,000. As of December 31, 2007, we have approximately $3,100,000 of credit remaining available. As such, we may have insufficient credit lines available to purchase additional receivables, unless we successfully obtain additional credit.

          We also consider raising additional capital from time to time which financings may take the forms of private placement offerings, pipes or public offerings of equity or debt securities, or a combination thereof. Although we have no specific capital raising transactions currently under negotiation, we may determine to undertake such transactions at any time. Such transactions could include the sale of equity at less than the market price of our common stock at the time of such transaction, although we have no present intention to undertake below market transactions, and could be for gross proceeds of as low as $1,000,000 to approximately $10,000,000 or more. The terms of any such capital raising transaction would be considered by the Board of Directors at the time it is proposed by management.

We may incur substantial indebtedness from time to time in connection with our operations.

          We may incur substantial debt from time to time in connection with our purchase of consumer receivable portfolios which could affect our ability to obtain additional funds and may increase our vulnerability to economic downturns. In particular,

•

we could be required to dedicate a portion of our cash flows from operations to pay debt service costs and, as a result, we would have less funds available for operations, future acquisitions of consumer receivable portfolios, interests in distressed real property and tax lien certificates, and other purposes;

•	it may be more difficult and expensive to obtain additional funding through financings, if available at all;

•

we would be more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and

•

if we defaulted under our existing senior credit facility or other indebtedness or if our lenders demanded payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.

If an event of default occurs under our secured financing arrangements, it could seriously harm our operations.

          On January 27, 2005, VI entered into a Loan and Security Agreement with Wells Fargo, through which Wells Fargo agreed to provide VI with a three year $12,500,000 senior credit facility (the “Initial Credit Facility”) to finance up to 60% of the purchase price of the acquisition of individual pools of unsecured consumer receivables that are approved by Wells Fargo under specific eligibility criteria set forth in the Loan and Security Agreement. On February 27, 2006, VI entered into a First Amendment to the Loan and Security Agreement with Wells Fargo (the Amended and Restated Loan Agreement”). Pursuant to the Amended and Restated Loan Agreement, Wells Fargo extended the Initial Credit Facility until January 27, 2009 (formerly January 27, 2008) and agreed to increase the advance rate under the credit facility to 75% (up from 60%) of the purchase price of individual pools of unsecured consumer receivables that are approved by Wells Fargo. Wells Fargo also agreed to reduce the interest rate on the loan from 3.5% above the prime rate of Wells Fargo Bank, N.A. to 1.5% above such prime rate. In addition, the amortization schedule for each portfolio has been extended from twenty-four to thirty months. Wells Fargo also agreed to reduce the personal guarantees associated with the line from $1,000,000 to $250,000. On February 23, 2007, Wells Fargo increased the line to $17,500,000 pursuant to the Third Amendment to the Loan and Security Agreement. On February 29, 2008, Wells Fargo increased the line to $22,500,000 and extended the maturity date of the facility to January 2011, pursuant to the Fourth Amendment to the Loan and Security Agreement.

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

          VI has agreed to maintain certain ratios with respect to outstanding advances on the Credit Facility against the estimated remaining return value on Wells Fargo financed portfolios. As of December 31, 2007, VI has agreed to maintain at least $6,500,000 in VI’s member’s equity and subordinated debt plus 50% of VI’s net income for each calendar quarter. We have also agreed to maintain at least $21,000,000 in stockholders’ equity and subordinated debt for the duration of the facility plus 50% of our net income for each calendar quarter.

          Our loan and security agreement contains certain restrictive covenants that may restrict our ability to operate our business. Furthermore, the failure to satisfy any of these covenants could:

•	cause our indebtedness to become immediately payable;

•	preclude us from further borrowings from these existing sources; and

•

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

          During times of economic recession, the amount of defaulted consumer receivables generally increases, which contributes to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings an obligor’s assets are sold to repay credit originators, but since certain of the receivables we purchase are unsecured, we often would not be able to collect on those receivables. We cannot assure you that our collection experience would not decline with an increase in bankruptcy filings. If our actual collection experience with respect to our unsecured receivable portfolios is significantly lower than we projected when we purchased the portfolios, our realization on those assets may decline and our earnings could be negatively affected. We use estimates for recognizing revenue on a majority of our receivable portfolio investments and our earnings would be reduced if actual results are less than estimated.

We may not be able to acquire consumer receivables of new asset types or implement a new pricing structure.

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

          We have experienced rapid growth over the past several years and intend to maintain our growth. However, our growth will place demands on our resources and we cannot be sure that we will be able to manage our growth effectively. Future internal growth will depend on a number of factors, including:

•	the effective and timely initiation and development of relationships with sellers of distressed assets and strategic partners;

•	our ability to efficiently collect consumer receivables; and

•	the recruitment, motivation and retention of qualified personnel.

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

          Our ability to execute our business strategy depends in part on sophisticated telecommunications and computer systems. The temporary loss of our computer and telecommunications systems, through casualty, operating malfunction or servicer’s failure, could disrupt our operations. In addition, we must record and process significant amounts of data quickly and accurately to properly bid on prospective acquisitions of consumer receivable portfolios and to access, maintain and expand the databases we use for our collection and monitoring activities. Any failure of our information systems and their backup systems would interrupt our operations. We may not have adequate backup arrangements for all of our operations and we may incur significant losses if an outage occurs. Any interruption in our operations could have an adverse effect on our results of operations and financial condition.

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

          Federal, state and municipal laws, rules, regulations and ordinances may limit our ability to recover and enforce our rights with respect to the consumer receivables acquired by us. These laws include, but are not limited to, the following Federal statutes and related regulations and comparable statutes in states where obligors reside and/or where creditors are located:

•	the Fair Debt Collection Practices Act;

•	the Federal Trade Commission Act;

•	the Truth-In-Lending Act;

•	the Fair Credit Billing Act;

•	the Equal Credit Opportunity Act;

•	the Fair Credit Reporting Act; and

•	the Fair Foreclosure Act.

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

Class action suits and other litigation in our industry could divert our management’s attention from operating our business and increase our expenses.

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

          Because of the nature of our business, our quarterly operating results may fluctuate, which may adversely affect the market price of our common stock. Our results may fluctuate as a result of any of the following:

•	the timing and amount of collections on our consumer receivable portfolios;

•	our inability to identify and acquire additional consumer receivable portfolios;

•	a decline in the estimated value of our consumer receivable portfolio recoveries;

•	the timing of sales of interests in distressed real property and redemption of tax lien certificates;

•	increases in operating expenses associated with the growth of our operations; and

•	general and economic market conditions.

Because three stockholders own a large percentage of our voting stock, other stockholders’ voting power may be limited.

          As of December 31, 2007, John C. Kleinert, W. Peter Ragan, Sr. and W. Peter Ragan, Jr., three of our executive officers, beneficially owned or controlled approximately 81.9% (including shares issuable upon exercise of warrants owned by such stockholders) of our shares. If those stockholders act together, they will have the ability to control matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other stockholders may have little or no influence over matters submitted for stockholder approval. In addition, the ownership of such three stockholders could preclude any unsolicited acquisition of us, and consequently, materially adversely affect the price of our common stock. These stockholders may make decisions that are adverse to your interests.

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

          We have 10,000,000 shares of authorized “blank check” preferred stock, the terms of which may be fixed by our board of directors. Our board of directors has the authority, without stockholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of the holders of such preferred stock. Depending on the rights, preferences and privileges granted when the preferred stock is issued, it may have the effect of delaying, deferring or preventing a change in control without further action by the stockholders, may discourage bids for our common stock at a premium over the market price of the common stock and may adversely affect the market price of and voting and other rights of the holders of our common stock.

          As of December 31, 2007, there are 1,380,000 shares of preferred stock outstanding. In addition to the preferred stock, we are authorized to issue 40,000,000 shares of our common stock. As of December 31, 2007, there were 17,066,821 shares of our common stock issued and outstanding. However, the total number of shares of common stock issued and outstanding does not include outstanding unexercised options, warrants, convertible debt or convertible preferred shares exercisable for 10,109,410 of shares of common stock. As of December 31, 2007, we have reserved up to 10,109,410 shares of our common stock for issuance upon exercise of outstanding stock options, warrants, convertible debt and convertible preferred stock. We have reserved a total of 1,000,000 shares of common stock under our 2004 Equity Incentive Program. As of December 31, 2007, 232,000 shares have been issued.

          Under most circumstances, our board of directors has the right, without stockholder approval, to issue authorized but unissued and nonreserved shares of our common stock. If all of these shares were issued, it would dilute the existing stockholders and may depress the price of our common stock.

          Any of (i) the exercise of the outstanding options and warrants, (ii) the conversion of the preferred stock, or (iii) the conversion by the convertible debenture holder of such debenture into shares of our common stock will reduce the percentage of common stock held by the public stockholders. Further, the terms on which we could obtain additional capital during the life of the options and warrants may be adversely affected, and it should be expected that the holders of the options and the warrants would exercise them at a time when we would be able to obtain equity capital on terms more favorable than those provided for by such options and warrants. As a result, any issuance of additional shares of common stock may cause our current stockholders to suffer significant dilution and depress the price of our common stock.

Common stock eligible for future sale may depress the price of our common stock in the market.

          As of December 31, 2007, there were 17,066,821 shares of common stock held by our present stockholders, and approximately 14,247,720 shares may be available for public sale by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. 3,100,063 shares, 1,364,005 shares and 1,076,250 shares may be sold pursuant to current registration statements effective on August 12, 2005, December 29, 2005 and December 18, 2007, respectively. In general, pursuant to Rule 144, after satisfying a six month holding period: (i) affiliated stockholder (or stockholders whose shares are aggregated) may, under certain circumstances, sell within any three month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale and (ii) non-affiliated stockholders may sell without such limitations, provided we are current in our public reporting obligations. Rule 144 also permits the sale of securities by non-affiliates that have satisfied a one year holding period without any limitation or restriction. Based on the number of shares of common stock outstanding, approximately 3,100,000 shares could be sold under Rule 144 during the next 90 days. The sale of such a large number of shares may cause the price of our common stock to decline.

The limited prior public market and trading market may cause possible volatility in the price of our securities.

          There has only been a limited public market for our securities and there can be no assurance that an active trading market in our securities will be maintained. In addition, the overall market for securities in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. The trading price of our common stock is expected to be subject to significant fluctuations including, but not limited to, the following:

•	quarterly variations in operating results and achievement of key business metrics;

•	changes in earnings estimates by securities analysts, if any;

•	any differences between reported results and securities analysts’ published or unpublished expectations;

•	announcements of new contracts or service offerings by us or our competitors;

•	market reaction to any acquisitions, divestitures, joint ventures or strategic investments announced by us or our competitors;

•	demand for our services and products;

•	shares being sold pursuant to Rule 144 or upon exercise of warrants; and

•	general economic or stock market conditions unrelated to our operating performance.

     These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our securities.

We have never paid dividends on our common stock and do not anticipate paying dividends on our common stock for the foreseeable future; therefore, returns on your investment may only be realized by the appreciation in value of our securities, if any.

          We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We plan to retain any future earnings to finance growth. Because of this, investors who purchase our common stock and/or convert their warrants into common stock may only realize a return on their investment if the value of our common stock appreciates. If we determine that we will pay dividends to the holders of our common stock, there is no assurance or guarantee that such dividends will be paid on a timely basis.

We may be de-listed from the AMEX if we do not meet continued listing requirements.

          If we do not meet the continued listing requirements of the AMEX and our common stock is delisted by the AMEX, trading of our common stock would thereafter likely be conducted on the OTC Bulletin Board. In such case, the market liquidity for our common stock would likely be negatively affected, which may make it more difficult for holders of our common stock and preferred stock to sell their securities in the open market and we could face difficulty raising capital necessary for our continued operations.

          As set forth in AMEX Company Guide Section 1002:

          The Board of Governors of AMEX may, in its discretion, at any time, and without notice, suspend dealings in, or may remove any security from, listing or unlisted trading privileges.

          AMEX, as a matter of policy, will consider the suspension of trading in, or removal from listing or unlisted trading of, any security when, in their opinion:

          (a) the financial condition and/or operating results of the issuer appear to be unsatisfactory; or

          (b) it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make further dealings on the AMEX inadvisable; or

          (c) the issuer has sold or otherwise disposed of its principal operating assets, or has ceased to be an operating company; or

          (d) the issuer has failed to comply with its listing agreements with the AMEX; or

          (e) any other event shall occur or any condition shall exist which makes further dealings on the AMEX unwarranted.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTIES

Prior to the merger with STB, we did not lease any premises for our executive or corporate offices. Following the merger, both our executive/corporate offices at 48 Franklin Turnpike, 3rd Floor, Ramsey, NJ 07746 and our business office at 1800 Route 34 North, Building 4, Suite 404A, Wall, NJ, 07719 are located in leased space. The business office is approximately 2,450 square feet, is subject to a five year lease from an unrelated third party (expiring on July 1, 2012) and has an annual lease payment of $43,750. The Company also maintains office space of approximately 500 square feet, which is subject to a renewable two year lease (expiring on January 1, 2009) from an unrelated third party and has an annual lease payment of $8,400.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

          From April 12, 2004 through August 8, 2007, our common stock traded on the OTC Bulletin Board under the symbol “VCYA.” Since August 9, 2007, our common stock has been trading on AMEX under the symbol “JVI.”

          The following chart sets forth the high and low close prices for each quarter from January 1, 2006 through December 31, 2007.

Period	High	Low

Year Ended December 31, 2006
First	$2.09	1.70
Second	2.05	1.60
Third	1.90	1.25
Fourth	2.10	1.20

Year Ended December 31, 2007
First	$2.57	2.00
Second	2.40	1.75
Third	2.92	2.00
Fourth	2.50	1.25

On December 31, 2007, the closing price of our common stock as reported on AMEX was $1.40 per share and on March 10, 2008 it was $0.86.

HOLDERS OF RECORD

As of March 10, 2008, there were approximately 246 holders of record of our common stock.

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

The first dividend on the Series A Convertible Preferred Stock was paid on June 30, 2006 with respect to the period beginning on the date of issue and ending on June 30, 2006. The dividend paid was $0.1167 per share. Subsequently, dividends were paid in the amount of $0.0833 per share with respect to the years ended December 31, 2006 and December 31, 2007.

Under Delaware law, cash dividends on capital stock may only be paid from “surplus” or, if there is no “surplus,” from the corporation’s net profits for the then current or the preceding year. Unless we continue to operate profitably, our ability to pay cash dividends on our preferred stock would require the availability of adequate “surplus,” which is defined as the excess, if any, of our net assets (total assets less total liabilities) over our capital. Further, even if adequate surplus is available to pay dividends on the preferred stock, we may not have sufficient cash to pay dividends on our preferred stock.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	0 (1)		768,000
Equity compensation plans not approved by security holders
Total	0 (1)		768,000

(1) 232,000 shares of restricted stock have been issued under the 2004 Equity Incentive Plan.

SALES OF UNREGISTERED SECURITIES

During the period covered by this Report, we did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as previously included in a quarterly report on Form 10-QSB or a current report on Form 8-K.

ITEM 6. SELECTED FINANCIAL DATA

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not providing the information contained in this item pursuant to Regulation S-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this report.

Overview

          We were organized in the State of Delaware in December 1986 as Tele-Optics, Inc. We were inactive until February 3, 2004, when we acquired STB. Since that acquisition, we have engaged in the business of acquiring, managing and servicing distressed assets, consisting of consumer receivable portfolios, interests in distressed real property and tax lien certificates. The business is carried on by our three wholly-owned subsidiaries: VI, which invests in non-performing consumer debt purchased in the secondary market at a discount from face value and then seeks to liquidate these debt portfolios through legal collection means; JHI, which invests in distressed real property interests, namely real property being sold at sheriff’s foreclosure and judgment execution sales, defaulted mortgages, partial interests in real property and the acquisition of real property with clouded title; and VOM, which invests in New Jersey municipal tax liens with the focus on realization of value through legal collection and owned real estate opportunities presented by the current tax environment.

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

          After careful consideration of trends in revenues and future opportunities for growth, management has made the determination that the consumer receivables business will be the sole operating focus of the Company in 2008. As a result, the Company is currently considering all strategic alternatives for JHI and VOM, including, but not limited to, the sale of some or all of each entity’s assets, partnering or other collaboration agreements, or a merger, spin-off or other strategic transaction. On December 31, 2007, the Board of Directors of the Company unanimously approved management’s plan to discontinue the operation of the Company’s JHI and VOM subsidiaries and to sell and dispose of the assets or membership interests/capital stock of such subsidiaries. Accordingly, these operations will be shown as discontinued operations in 2008.

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

Purchased Consumer Receivable Portfolios and Revenue Recognition

          We purchase portfolios of consumer receivable accounts at a substantial discount from their face amounts, usually discounted at 75% to 98% from face value. We record these accounts at our acquisition cost, including the estimated cost of court filing fees and account media. The portfolios of consumer receivables contain accounts that have experienced deterioration of credit quality between origination and our acquisition of the consumer receivable portfolios. The discounted amount paid for a portfolio of consumer receivable accounts reflects our determination that it is probable we will be unable to collect all amounts due according to the contractual terms of the accounts. At acquisition, we review the consumer receivable accounts in the portfolio to determine whether there is evidence of deterioration of credit quality since origination and whether it is probable that we will be unable to collect all amounts due according to the contractual terms of the accounts. If both conditions exist, we determine whether each such portfolio is to be accounted for individually or whether such portfolios will be assembled into static pools based on common risk characteristics. We consider expected prepayments and estimate the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio of consumer receivable accounts and subsequently aggregated pools of consumer receivable portfolios. We determine the excess of the pool’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted based on our proprietary acquisition models. The remaining amount, representing the excess of the loan’s cash flows expected to be collected over the amount paid, is accreted into income recognized on consumer receivables over the remaining life of the loan or pool using the interest method.

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

          We account for our investment in consumer receivables using the interest method under the guidance of American Institute of Certified Public Accountants Statement of Position 03-3, Accounting for Loans or Certain Securities Acquired in a Transfer.” In accordance with Statement of Position 03-03 (and the amended Practice Bulletin 6), revenue is recognized based on our anticipated gross cash collections and the estimated rate of return over the useful life of the pool.

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

          Under Statement of Position 03-3, to the extent that there are differences in actual performance versus expected performance, increases in expected cash flows are recognized prospectively through adjustment of the internal rate of return while decreases in expected cash flows are recognized as an impairment. Under both the guidance of Statement of Position 03-3 and the amended Practice Bulletin 6, when expected cash flows are higher than prior projections, the increase in expected cash flows results in an increase in the internal rate of return and therefore, the effect of the cash flow increase is recognized as increased revenue prospectively over the remaining life of the affected pool. However, when expected cash flows are lower than prior projections, Statement of Position 03-3 requires that the expected decrease be recognized as an impairment by decreasing the carrying value of the affected pool (rather than lowering the internal rate of return) so that the pool will amortize over its expected life using the original internal rate of return.

          Generally, these portfolios are expected to amortize over a five year period based on our estimated future cash flows. Historically, a majority of the cash we ultimately collect on a portfolio is received during the first 40 months after acquiring the portfolio, although additional amounts are collected over the remaining period. The estimated future cash flows of the portfolios are re-evaluated quarterly.

          The internal rate of return is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using our proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, we would use the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the portfolio, or until such time that we consider the collections to be probable and estimable and begin to recognize income based on the interest method as described above. We have no consumer receivable portfolios that are accounted for under the cost recovery method.

          We establish valuation allowances for all acquired consumer receivable portfolios subject to Statement of Position 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the loans. At December 31, 2007 and December 31, 2006, we had no valuation allowance on our consumer receivables. Prior to January 1, 2005, if estimated future cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance.

          Application of Statement of Position 03-3 requires the use of estimates to calculate a projected internal rate of return for each pool. These estimates are based on historical cash collections. If future cash collections are materially different in amount or timing than projected cash collections, earnings could be affected either positively or negatively. Higher collection amounts or cash collections that occur sooner than projected cash collections will have a favorable impact on yield and revenues. Lower collection amounts or cash collections that occur later than projected cash collections will have an unfavorable impact on operations. Consumer receivable activity for the 12 month periods ending December 31, 2007 and 2006 consists of the following:

	For the Years Ended

	December 31, 2007	December 31, 2006

Balance at beginning of period	$38,327,926	$17,758,661

Acquisitions and capitalized costs, net of returns	12,799,459	22,915,748
Amortization of capitalized costs	(59,196)	—

	12,740,263	22,915,748

Cash collections	(17,960,713)	(10,777,742)
Income recognized on consumer receivables	13,863,538	8,431,259

Cash collections applied to principal	(4,097,175)	(2,346,483)

Balance at end of period	$46,971,014	$38,327,926

Stock Based Compensation

          We have adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment” (SFAS No. 123R), which supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated financial statements. SFAS No. 123R requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. We have adopted the modified prospective application method of SFAS No.123(R), effective January 1, 2006, and the adoption of SFAS No. 123(R) has had an immaterial impact on our consolidated results of operations and earnings per share. Additionally, regarding the treatment of non-employee stock based compensation, we have followed the guidance of EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

New Accounting Pronouncements

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS No. 159).” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements.” Management has not determined whether the Company will voluntarily choose to measure any of its financial assets and financial liabilities at fair value. Management also has not determined whether the adoption of this statement will affect its reported results of operations or financial condition.

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations.

Results of Operations

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

Gross Revenues

          Revenues in the year ended December 31, 2007 were approximately $15,367,000 as compared to $10,284,000 in the year ended December 31, 2006, representing a 49.4% increase. The increase in revenues was primarily attributable to an increase in collections on consumer receivables at our VI subsidiary. Revenues from the sale of real property, the collection of consumer receivables and the collection of taxes and interest derived from tax lien certificates held by us represented approximately 9.1%, 90.2% and 0.7% respectively, during 2007 as compared to 15.4%, 82.0%, and 2.6% during 2006. Although management believes that the mix of revenues on a comparative basis may vary from reporting period to reporting period partly as a result of factors beyond its control, such as maturity dates, court decisions and other similar events that affect the timing of revenue recognition, it also believes that the increase in consumer receivables revenues in 2007 is reflective of the continued growth in our consumer receivables business. After careful consideration of trends in revenues and future opportunities for growth, management has made the determination that the consumer receivables business will be the sole operating focus of the Company in 2008.

Operating Expenses

          Total operating expenses for the year ended December 31, 2007 were approximately $8,996,000 as compared to $6,631,000 in the year ended December 31, 2006, representing a 35.7% increase. The increase in total operating expenses was primarily attributable to increased professional fees incurred as a result of an increase in collections and a corresponding increase in legal commission expense as a result of the expansion of operations at our VI subsidiary. The Company has also recorded a $220,948 impairment of a property held for sale in connection with an estate property owned by its JHI subsidiary in Melbourne, Florida. General and administrative expenses also increased in the 2007 Period as a result of our increasing due diligence expenses and electronic search fees for VI and an increase in payroll expense.

Other Expenses

          Interest expense in the year ended December 31, 2007 was approximately $1,954,000, as compared to $1,363,000 in the year ended December 2006, representing a 43.3% increase. The increase in interest expense was primarily attributable to expansion of the senior credit facility with Wells Fargo.

Net Income

          Net income for the year ended December 31, 2007 was approximately $2,572,000, as compared to net income of $1,319,000 for the year ended December 31, 2006, an increase of 95.0%. The increase in net income in year 2007 is primarily attributable to an increase in interest income from consumer receivables as a result of expansion of operations and increased collections at our VI subsidiary.

Liquidity and Capital Resources

          At December 31, 2007, the Company had approximately $162,000 in cash and cash equivalents, approximately $3,100,000 in credit available from our credit facility and trade accounts payable of approximately $1,425,000. Management believes that the revenues expected to be generated from operations and the Company’s line of credit will be sufficient to finance operations for 2008. However, in order to expand operations by, among other things, purchasing additional portfolios of distressed consumer receivables, the Company has been seeking to raise additional capital by way of the sale of equity securities or debt instruments. Currently, there are no ongoing offerings of equity securities or debt instruments. If, for any reason, our available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors, including acquisitions), we will be required to seek additional funding.

          Net cash provided by operating activities was approximately $2,853,000 during 2007, compared to net cash provided by operating activities of approximately $7,175,000 in 2006. The decrease in net cash provided by operating activities was primarily related to estimated court and media costs offset by an increase in net income. Net cash used in investing activities was approximately $8,674,000 in 2007, compared to net cash used in investing activities of $20,583,000 in 2006. The decrease in net cash used in investing activities was primarily due to a decrease in acquisition of consumer receivables portfolios offset by an increase in cash collections applied to principal on consumer receivables. Net cash provided by financing activities was approximately $3,538,000 during 2007, compared to net cash provided by financing activities of approximately $15,762,000 in 2006. The decrease in net cash provided by financing activities was primarily due to the $12,000,000 preferred stock offering in May 2006 partially offset by proceeds from equity transactions and convertible subordinated notes.

          On January 27, 2005, VI entered into a Loan and Security Agreement with Wells Fargo, a California corporation, in which Wells Fargo agreed to provide VI with a three year $12,500,000 senior credit facility to finance the acquisition of individual pools of unsecured consumer receivables that are approved by Wells Fargo under specific eligibility criteria set forth in the Loan and Security Agreement.

          Simultaneous with the Loan and Security Agreement, the following agreements were also entered into with Wells Fargo, a Continuing Guaranty, in which we unconditionally and irrevocably guaranteed our obligations under the Loan and Security Agreement; a Security and Pledge Agreement, in which we pledged all of our assets to secure the credit facility, including, but not limited to, all of our stock ownership of JHI and all our membership interests in VI and VOM; and a Subordination Agreement, in which all sums owing to us by VI as an intercompany payable for advances or loans made or property transferred to VI will be subordinated to the credit facility to the extent that their sums, when added to VI membership interest in the parent does not exceed $3,250,000. In addition, three of our executive officers, John C. Kleinert, W. Peter Ragan, Sr. and W. Peter Ragan, Jr., provided joint and several limited guarantees of VI’s obligations under the Loan and Security Agreement.

          On February 27, 2006, VI entered into a First Amendment to the Loan and Security Agreement pursuant to which Wells Fargo extended the credit facility until January 27, 2009 and agreed to increase the advance rate under the facility to 75% (up from 60%) of the purchase price of individual pools of unsecured consumer receivables that are approved by the lender. Under the First Amendment to the Loan and Security Agreement, Wells Fargo also agreed to reduce the interest rate on the loan from 3.5% above the prime rate of Wells Fargo Bank, N.A. to 1.5% above such prime rate. In addition, the amortization schedule for each portfolio has been extended from twenty-four to thirty months. Wells Fargo also agreed to reduce each of the personal limited guarantees from $1,000,000 to $250,000.

          Use of the senior credit facility is subject to VI complying with certain restrictive covenants under the Loan and Security Agreement, including but not limited to: a restriction on incurring additional indebtedness or liens; a change of control of VI; a restriction on entering into transactions with affiliates outside the course of VI’s ordinary business; and a restriction on making payments to us in compliance with the Subordination Agreement. In addition, VI has agreed to maintain certain ratios with respect to outstanding advances on the credit facility against the estimated remaining return value on Wells Fargo financed portfolios.

          On February 23, 2007, we entered into a Third Amendment to the Loan Agreement dated January 27, 2005. Pursuant to the Amended and Restated Loan Agreement, the Lender agreed to permanently increase our credit facility up to $17,500,000. In addition, we have agreed to maintain certain ratios with respect to outstanding advances on the credit facility against the estimated remaining return value on Wells Fargo financed portfolios, and has agreed to maintain at least $6,500,000 in VI’s member’s equity plus 50% of VI’s net income for each calendar quarter that ends on or after March 31, 2007. We have also agreed to maintain at least $21,000,000 in stockholder’s equity plus 50% of our net income of the Company for each calendar quarter that ends on or after March 31, 2007. The Company had $14,429,000 outstanding on the credit line as of December 31, 2007.

          On March 3, 2008, VI entered into a Fourth Amendment to the Loan and Security Agreement (the “Fourth Amendment to the Loan Agreement”) with Lender, pursuant to which the Lender agreed to amend the Loan and Security Agreement dated January 27, 2005 (the “Original Loan Agreement”). The Original Loan Agreement provided for a two year $12,500,000 senior credit facility (the “Credit Facility”) to finance the acquisition of individual pools of unsecured consumer receivables that are approved by the Lender under specific eligibility criteria. The Fourth Amendment to the Loan Agreement had an effective date of February 29, 2008. Pursuant to the Fourth Amendment to the Loan Agreement, the Lender increased the amount of credit available under the Credit Facility from $17,500,000 to $22,500,000 and extended the maturity date until January 27, 2011. The Lender has agreed to eliminate the requirement that certain executive officers of VI and the Company provide the Lender with joint and several limited guarantees of VI’s obligations under the Original Loan Agreement.

          Use of the Credit Facility is subject to VI undertaking certain restrictive covenants under the Fourth Amendment to the Loan Agreement including but not limited to: a restriction on incurring additional indebtedness or liens; a change of control of Velocity; a restriction on entering into transactions with affiliates outside the course of Velocity’s ordinary business; and a restriction on making payments to the Company in compliance with the Subordination Agreement. Velocity has agreed to maintain at least $14,000,000 in member’s equity and subordinated debt. The Company has also agreed to maintain at least $25,000,000 in stockholder’s equity and subordinated debt for the duration of the facility. In addition, Velocity and the Company covenant that net income for each subsequent quarter shall not be less than $375,000 and $200,000, respectively.

          On May 18, 2006, we consummated a public offering of 1,200,000 shares of our Series A Convertible Preferred Stock. The offering was underwritten by Anderson & Strudwick, Incorporated. The underwriter was granted an option to purchase up to an additional 180,000 shares of Series A Convertible Preferred Stock to cover over-allotments which they exercised on May 31, 2006. The public price per share for the offering was $10. Net proceeds of the offering amounted to approximately $12.4 million. As of December 31, 2007, approximately $6.5 million of the proceeds of the offering have been used for the purchase and servicing of distressed consumer receivable portfolios, $1.823 million has been used to repay the convertible debenture, $1.0 million has been used to redeem a mortgage on an investment property in Florida, $2.5 million has been used for general corporate expenses and approximately $810,000 has been used to redeem certain short term notes.

          On June 29, 2007, we consummated an initial closing (final closing July 27, 2007) of our private placement offering of 10.0% Convertible Subordinated Notes (the ”Notes”) due 2017 (the”Notes Offering”) to accredited investors (”Accredited Investors”). The Notes were offered and sold pursuant to exemption from registration under Section 4(2) of the Securities Act. The Notes were sold by the Company through an NASD member firm which is serving as placement agent. In connection with the Notes Offering, the Company issued the Notes and also entered into a Subscription Agreement with each of the Note holders.

          On June 29, 2007 and July 27, 2007, the Company issued Notes in the aggregate principal amount of $2,350,000. Interest on the Notes is payable monthly in arrears commencing on September 30, 2007. The Notes are subordinated in liquidation preference and in right of payment to all of the Company’s existing debt. The Notes will be senior in right of payment and in liquidation preference to any future long term debt of the Company. To the extent the Company were to complete a subsequent financing with the placement agent on or before March 29, 2008 (”Subsequent Financing”), the Notes will automatically convert into the underlying securities (either convertible debt or preferred stock) sold in the Subsequent Financing (the “Underlying Securities”). To the extent the new issue in the Subsequent Financing contains an interest rate less than 10.0% per annum; the exchange ratio of the Notes will automatically adjust to maintain a 10.0% yield. To the extent the Company does not complete a Subsequent Financing; the Notes may be converted, at the option of the holder, into shares of the Company’s common stock at a price of $2.50 per share, subject to certain adjustments within. The Company intends to use the net proceeds from the Notes Offering primarily for the purchase of portfolios of consumer receivables and for general corporate purposes, including working capital.

          For its services in connection with the Notes Offering, the placement agent received a placement fee computed at the rate of seven percent (7.0%) of the aggregate principal amount of the Notes sold. In addition, the Company paid an accountable expense allowance of one percent (1%) of the aggregate principal amount of the Notes sold. As a result, after other Notes Offering expenses of approximately $75,000, the Company received net proceeds of approximately $2,125,500. Costs of $224,500 related to this offering have been capitalized and are being amortized over the life of the notes.

          The Notes provide that, to the extent the Company completes a Subsequent Financing, the Company will register the underlying securities in connection with the Subsequent Financing. To the extent the Company does not complete a Subsequent Financing, the Company will register the common stock underlying the Notes for resale by the Noteholders.

          On June 14, 2007, the Company’s JHI subsidiary entered into an agreement for a revolving credit line in the maximum principal sum of $800,000 with Northern State Bank. During the term of the note, interest accrues on the outstanding principal balance of the note at a rate of the lenders’ prime rate plus one-half percent per annum. The Company can draw upon the note, during the twelve month period commencing on June 14, 2007. Any sums loaned under the note may be repaid at any time, without premium or penalty, and reborrowed from time to time, until July 1, 2008. Payments of interest only are due on the 1st day of each and every month until the payment due July 1, 2008, on which date the entire balance of principal, interest and fees then unpaid shall become due and payable. The note is secured by various mortgages of real property held and owned by the Company’s subsidiary, JHI. The Company had $316,000 outstanding on the credit line as of December 31, 2007.

          On September 26, 2007, the Company consummated an initial closing of its private placement offering (the “2007 Private Offering”) of shares of common stock (the “Shares”) and warrants to purchase shares of common stock (together with the Shares, the”Securities”) to Accredited Investors. The Securities were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act, as amended (the “Securities Act”). In connection with the 2007 Private Offering, the Company issued the Securities and also entered into a Securities Purchase Agreement and a Registration Rights Agreement with the Accredited Investors. On October 11, 2007, the Company consummated its second and final closing of the 2007 Private Offering. Together with the first closing, the Registrant sold an aggregate of 862,500 shares of common stock at a purchase price of $2.00 per Share and delivered warrants to purchase an aggregate of 172,500 shares of the Company’s common stock. Net proceeds from the financing were used primarily for working capital purposes including, but not limited to, the purchase of distressed consumer receivable portfolios.

           The warrants entitle the holders to purchase shares of the Company’s common stock reserved for a period of three years from the date which is six months after the date of issuance at an exercise price of $2.50 per share. These warrants contain certain anti-dilution rights on terms specified in the warrants. In addition, pursuant to the Securities Purchase Agreement, the Accredited Investors will be entitled to additional shares of common stock if, during the six month period after the Closing, the Company sells or issues additional shares of common stock, or securities (debt and/or equity) convertible into common stock, with a purchase, exercise or conversion price of less than $2.00.

          Pursuant to the Registration Rights Agreement, the Company agreed to file with the Securities and Exchange Commission a registration statement providing for the resale by the investors of the Shares and the shares underlying the warrants. The Company agreed to file a registration statement within 45 days of the Initial Closing. If the Registration Statement was not filed within the required timeframe, or did not become effective within the required timeframe, or did not remain effective for any thirty (30) consecutive days, the Company had agreed to pay to the investors liquidated damages for each thirty (30) day period in which the Registrant failed to comply with these requirements. The registration statement for the 2007 Private Offering was filed on November 9, 2007 and declared effective on November 21, 2007 and no liquidated damages were paid.

          The Company received aggregate net proceeds of $1,632,500 from the placement, after payment of offering expenses of approximately $25,000 and commissions of approximately $82,500. The Company retained a registered FINRA broker dealer to act as placement agent. In addition, the placement agent is entitled to receive 2 year warrants to acquire 41,250 shares of the Company’s common stock.

          The Company anticipates that it will be undertaking additional financing from time to time to increase its working capital and to increase its ability to purchase additional pools of consumer receivables. Such financings may be private placement or public offerings, and may include common stock, debt securities or other equity based securities. Although we have no specific capital raising transactions currently under negotiation, we may determine to undertake such transactions at any time. Such transactions could include the sale of equity at less than the market price of our common stock at the time of such transaction, although we have no present intention to undertake below market transactions, and could be for gross proceeds of as low as $1,000,000 to approximately $10,000,000 or more. The terms of any such capital raising transaction would be considered by the Board of Directors at the time it is proposed by management.

Supplementary Information on Consumer Receivables Portfolios:

          The following tables show certain data related to our entire owned portfolio. These tables describe the purchase price, cash collections and related multiples. We utilize a long-term legal approach to collecting our portfolios of consumer receivables. This approach has historically caused us to realize significant cash collections from pools of consumer receivables years after they are initially acquired. When we acquire a new pool of consumer receivables, our estimates typically result in a 60 month projection of cash collections.

	Portfolio Purchases/Collections (dollar amounts in thousands)		Purchase Price	Gross Cash Collections Per Period
Reporting Period	Outstanding Amount	Portfolios Purchased

Period Ended December 31, 2006	$199,042	26	$15,368	$10,778

Period Ended December 31, 2007	$129,893	19	$9,317	$17,960

Portfolio Purchases and Performance
Year	Total # Portfolios	Initial Outstanding Amount (1)	Purchase Price (2)	Gross Cash Collections (3)	Gross Cash Collections as a % of Cost (4)	Average Price Per Dollar Outstanding (5)

2003	5	$11,497,833	$2,038,950	$8,285,000	406.34%	$0.1773
2004	10	$9,511,088	$1,450,115	$3,126,842	215.63%	$0.1525
2005	22	$133,103,213	$11,449,557	$14,699,375	128.38%	$0.0860
2006	26	$199,042,032	$15,367,940	$9,334,207	60.74%	$0.0772
2007	19	$129,892,667	$9,316,779	$1,293,468	13.88%	$0.0717

(1)

Initial Outstanding Amount represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and returns. (“Returns” are defined as purchase price refunded by the seller due to the return of non-compliant accounts, such as deceased and bankrupt accounts.)

(2)	Purchase Price represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables, and does not include certain capitalized acquisition costs.

(3)	Gross Cash Collections include gross cash collections on portfolios of consumer receivables as of December 31, 2007.

(4)

Gross Cash Collections as a Percentage of Cost represents the gross cash collections on portfolios of consumer receivables as of December 31, 2007 divided by the purchase price such portfolios in the related calendar year.

(5)

Average Price Per Dollar Outstanding represents the Purchase Price of portfolios of consumer receivables divided by the Initial Outstanding Amount of such portfolios purchased in the related calendar year.

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

          During the twelve months ended December 31, 2007, we acquired 19 portfolios of consumer receivables aggregating approximately $130 million in initial outstanding amount at a purchase price of approximately $9.3 million, bringing the aggregate initial outstanding amount of consumer receivables under management as of December 31, 2007 to approximately $485 million, an increase of 36.7% as compared to approximately $263 million as of December 31, 2006. For the twelve month period ended December 31, 2007, we posted gross collections of approximately $18.0 million, compared to gross collections of $10.8 million in the twelve month period ended December 31, 2006, representing a 66.7% increase.

Trends

          As a result of our increased borrowings under our lines of credit and our Preferred Stock Offering, we anticipate that we will incur significant increases in interest expense and dividend payments, offset over time, by expected increased revenues from consumer receivable portfolios purchased utilizing funds under such line of credit. No assurance can be given that the expected revenues from such purchased portfolios will exceed the additional interest expense and dividend payments. While we are not presently aware of any other known trends that may have a material impact on our revenues, we are continuing to monitor our collections to assess whether the current housing crisis will have a long term impact on collections. We do not believe that the recent decreases in interest rates, and the anticipated continuing gradual decreases in interest rates, has had or will have a material adverse effect upon our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not providing the information contained in this item pursuant to Regulation S-K.

[remainder of page intentionally left blank]

ITEM 8. FINANCIAL STATEMENTS

Our financial statements listed on the Index to the Financial Statements are included beginning at F-1 following Item 15 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

          Our Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

          Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•         Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•        Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•        Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

          Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

          Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and15d-15(e) as of the end of the period covered by this Report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

          As a result of an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by our Annual Report on Form 10-K for the year ended December 31, 2007, with the participation of our Chief Executive Officer and Chief Financial Officer, we identified a material weakness in our internal controls over financial reporting relating to the compliance of certain related party transactions to the Sarbanes-Oxley Act.

          A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected. Management has concluded that material weaknesses existed in the following areas with respect to Compliance with Section 402 of the Sarbanes Oxley Act as of December 31, 2007:

•

The Company received a note receivable in the amount of $205,000 in partial payment of the $455,000 purchase price from an officer and related party, John C. Kleinert, for the assignment of membership interests in Ridgedale Avenue Commons, LLC, and Morris Avenue Commons, LLC, previously owned by J. Holder, Inc. As of December 31, 2007, the note had a balance of $100,000, along with interest at the rate of 12% which shall accrue only on and after December 26, 2007, and is payable by means of one lump sum payment of principal and accrued interest on August 25, 2008. As of March 14, 2008, Mr. Kleinert made a $100,000 lump sum payment to the Company and the promissory note was retired.

•

On December 28, 2007, the Company paid $115,146 in withholding taxes in connection with the vesting of 175,000 shares of restricted stock granted to James J. Mastriani. As of March 14, 2008, Mr. Mastriani has returned 136,000 of such shares for cancellation and retirement in order to offset such payment.

The following remedial actions will be undertaken immediately.

•	The Company has engaged BDO Seidman, LLP as Sarbanes-Oxley consultant to advise and assist the Company in its compliance with internal controls over financial reporting in the future.

•

Prior to presenting any related party transaction to the Board of Directors for approval, management of the Company will submit any such transition to securities law counsel for review to ensure compliance with applicable securities law.

          Velocity Asset Management, Inc. continues the process to complete a thorough review of its internal controls as part of its preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires our management to report on, and our external auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. As a non-accelerated filer under Rule 12b-2 of the Exchange Act, our first report under Section 404 as a smaller reporting company will be contained in our Form 10-K for the period ended December 31, 2009.

          This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers and directors are identified in the table below.

Name	Age	Year Became An Executive Officer or Director	Positions

John C. Kleinert	49	2004	President, Chief Executive Officer and Director

James J. Mastriani	37	2004	Chief Financial Officer, Chief Legal Officer, Treasurer and Secretary

W. Peter Ragan, Sr.	60	2004	Vice President and Director

W. Peter Ragan, Jr.	37	2004	President of VI, our wholly-owned subsidiary

Steven Marcus	48	2005	Independent Director(1)

Dr. Michael Kelly	55	2005	Independent Director(1)

David Granatell	50	2005	Independent Director(1)

(1) Member of Audit Committee and Nominating Committee

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

          The following brief biographies contain information about our directors and our executive officers. The information includes each person’s principal occupation and business experience for at least the past five years. This information has been furnished to us by the individuals named. Except for the relationship of Mr. Ragan, Sr. and Mr. Ragan, Jr., who are father and son, there are no family relationships known to us between the directors and executive officers. We do not know of any legal proceedings that are material to the evaluation of the ability or integrity of any of the directors or executive officers.

          JOHN C. KLEINERT earned a Bachelor of Science degree in Chemical Engineering from Princeton University in 1981. In 1982 Mr. Kleinert was hired by Goldman Sachs in New York and from 1982-1990 he traded various municipal products and was appointed head of the Municipal Trading Desk in 1991. In 1994 Mr. Kleinert was elected a general partner of the firm and served in that capacity until the end of 1997 when he retired and became a limited partner. Since retiring from Goldman Sachs and prior to his full time employment by us as president and chief executive officer, Mr. Kleinert pursued several business ventures, including managing a trading operation, JCK Investments, which invested in equities, bonds, commodities and options. He is also a co-founder or our company.

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

          W. PETER RAGAN, SR. received a Bachelor of Science in Marketing from LaSalle University in 1968 and earned his law degree from the Seton Hall University School of Law in 1974. Since his graduation he has practiced primarily in the area of creditor’s rights. Mr. Ragan practiced with the firm of Schaefer and Crawford in Ocean Township, New Jersey, from 1974 to 1979 where he specialized in municipal law and creditor’s rights. From 1979 through May of 1998, Mr. Ragan was a principal of Blankenhorn & Ragan, P.C., and its predecessor partnership. In May of 1998, the firm of Ragan & Ragan, P.C. was created where Mr. Ragan is presently senior partner and continues with his focus upon creditor’s rights. Mr. Ragan has been a member of the New Jersey State Bar since 1974 and is also admitted to practice before the United States District Court for the District of New Jersey, United States Third Circuit Court of Appeals and the United States Supreme Court. Mr. Ragan is also a co-founder of our company.

          W. PETER RAGAN, JR. earned a Bachelor of Science in Management and Marketing from Manhattan College 1992 and graduated, cum laude, from the Seton Hall University School of Law in May of 1996. In 2001, Mr. Ragan received a Masters Degree in Business Administration from Monmouth University. After Mr. Ragan’s graduation from Seton Hall he was employed by Blankenhorn & Ragan, PC as a litigation associate. He has handled cases involving creditor’s rights, collection and bankruptcy litigation practice. In May of 1998, Mr. Ragan became a partner in the firm Ragan & Ragan, P.C. and now manages Ragan & Ragan, P.C.’s volume collection practice. Mr. Ragan is a member of the New York and New Jersey State Bars and is also admitted to practice before the United States District of New Jersey, the United States District Court for the Southern District of New York, and the United States Third Circuit Court of Appeals. Mr. Ragan is also a co-founder of our company.

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

Director Independence

          We believe that Steven Marcus, Dr. Michael Kelly and David Granatell qualify as independent directors in accordance with the standards set by American Stock Exchange and also as defined in Section 301 of the Sarbanes-Oxley Act of 2002 and Rule 10A(3)(b)(1) of the Securities Exchange Act, as amended. Accordingly, as required by the American Stock Exchange, our board of directors is comprised of a majority of independent directors.

Board Committees

          The Board of Directors has established two standing committees — Audit, and Nominating. The Audit and Nominating Committees each operate under a charter that has been approved by the Board each of which are attached to the Annual Report on Form 10-KSB for the year ended December 31, 2005 and incorporated by reference herein. The Audit and Nominating Committee Charters are also available on our web site at www.velocitycollect.com.

Audit Committee

          Our board of directors, established an Audit Committee in September 2005, comprised of Steven Marcus, Dr. Michael Kelly and David Granatell, all of whom are independent directors as defined in Section 301 of the Sarbanes-Oxley Act of 2002 and Rule 10A(3)(b)(1) of the Securities Exchange Act, as amended. Mr. Marcus serves as chairman of the committee. The board of directors has determined that Mr. Marcus is an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B.

          The Audit Committee was formed in September 2005 and conducted formal meetings on August 8, 2007 and December 7, 2007. The Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the independence and performance of, and assesses the qualifications of and engages, our independent registered public accountants. The Audit Committee approves the plan and fees for the annual audit, review of quarterly reports, tax and other audit-related services, and approves in advance any non-audit service to be provided by the independent registered public accountants. The Audit Committee monitors the rotation of partners of the independent registered public accountants on our engagement team as required by law. The Audit Committee reviews the financial statements to be included in our Annual Report on Form 10-K and reviews with management and the independent registered public accountants the results of the annual audit and our quarterly financial statements. In addition, the Audit Committee oversees all aspects our systems of internal accounting control and corporate governance functions on behalf of the board. The Audit Committee provides oversight assistance in connection with legal and ethical compliance programs established by management and the board, including Sarbanes-Oxley implementation, and makes recommendations to the Board of Directors regarding corporate governance issues and policy decisions.

Nominating Committee

          The Board of Directors has a Nominating Committee, comprised of Steven Marcus, Dr. Michael Kelly and David Granatell. Mr. Marcus serves as the chairman of the committee. The Nominating Committee is charged with the responsibility of reviewing the Company’s corporate governance policies and with proposing potential director nominees to the Board of Directors for consideration. The Nominating Committee was formed in September 2005 and conducted formal meetings on August 8, 2007 and December 7, 2007. The Nominating Committee has a charter. All members of the Nominating Committee are independent directors as defined by the rules of the AMEX. The Nominating Committee will consider director nominees recommended by security holders. To recommend a nominee, please write to the Nominating Committee c/o the Company Attn: James J. Mastriani. There are no minimum qualifications for consideration for nomination to be a director of the Company. The nominating committee will assess all director nominees using the same criteria. All of the current nominees to serve as directors on the Board of Directors of the Company have previously served in such capacity. During 2007, we did not pay any fees to any third parties to assist in the identification of nominees. During 2007, we did not receive any director nominee suggestions from stockholders.

There are no other Board of Directors committees at this time.

Code of Ethics

          On January 20, 2006 our Board of Directors adopted a code of ethics that applies to our principal executive and financial officers. A copy of the Code of Ethics is attached as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2005. Additionally, a copy of our Code of Ethics is available on our website, www.velocitycollect.com. We intend to file amendments, changes or waivers to the code of ethics as required by SEC rules.

          The Company’s Audit Committee Charter and Nominating Committee Charter are attached as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein. This information is also available in print to any shareholder who requests it.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities (collectively the “Reporting Persons”) to file reports and changes in ownership of such securities with the Securities and Exchange Commission and the Company.

          Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company’s year ended December 31, 2007 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company’s year ended December 2007, it has been determined that no Reporting Persons were delinquent with respect to such person’s reporting obligations set forth in Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

          The following table sets forth all compensation paid to our named executive officers for the years ended December 31, 2007 and 2006. Individuals we refer to as our “named executive officers” both or none, include our Chief Executive Officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the year ended December 31, 2007.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Total ($)

John C. Kleinert	2007	225,000	70,000			295,000
Chief Executive Officer	2006	215,000	25,000	-		240,000

James J. Mastriani	2007	200,000	65,000	$110,000	(1)	375,000
Chief Financial Officer and Chief Legal Officer	2006	175,000	60,000	$200,000	(1)	435,000

(1)

On August 26, 2006, the Board of Directors approved a grant to Mr. Mastriani for 200,000 restricted shares of common stock in our company. Of those shares, 75,000 shares were unvested as of December 31, 2006. As of September 30, 2007, all of such shares have vested. The $110,000 sum reflects the value of the 75,000 restricted shares that have vested as of December 31, 2007. The $200,000 sum reflects the value of the 125,000 restricted shares that have vested as of December 31, 2006.

Narrative Disclosure to Summary Compensation Table

          On January 1, 2006, we extended our employment contract with our President, John C. Kleinert, for a period of four years commencing from January 1, 2004 and renewable annually subject to the terms and conditions of the contract, at an annual salary of $215,000, which was increased to $225,000 for the year ended December 31, 2007. Mr. Kleinert devotes all of his business time to our affairs in accordance with the terms of his employment contract.

          On January 1, 2006, we extended our employment contract with W. Peter Ragan, Jr. in which we agreed to employ Mr. Ragan, Jr. as President of our wholly-owned subsidiary VI, for a period of four years, commencing from January 1, 2004 and renewable annually subject to the terms and conditions of the contract, at an annual salary of $100,000. Mr. Ragan, Jr. devotes approximately 50% of his business time to the affairs of VI in accordance with the terms of his employment contract.

          On September 8, 2004, we entered into an employment contract with James J. Mastriani in which we agreed to employ Mr. Mastriani as our Chief Financial Officer and our Chief Legal Officer for a period of three years ending September 1, 2007 at an annual base salary of not less than $150,000, with annual increases and annual bonuses determined at the discretion of our board of directors and calculated in same manner as other executives. Mr. Mastriani’s employment agreement has been extended on a month to month basis while the Company and Mr. Mastriani negotiate an extension to his employment agreement. In 2006, we agreed to grant Mr. Mastriani equity securities pursuant to our 2004 Equity Incentive Program. During 2006, Mr. Mastriani received stock awards for 200,000 restricted shares, all of which have vested to date. Mr. Mastriani devotes all of his business time to our affairs as provided under his employment contract.

Outstanding Equity Awards

The following table summarizes outstanding equity incentive plan awards held by each of our named executive officers.

OUTSTANDING EQUITY AWARDS AT YEAR-END

Name	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

John C. Kleinert	-	-
James J. Mastriani	-	-

Outstanding Equity Awards Narrative Disclosure

          Incentive Program. On August 26, 2006, the Board of Directors approved a grant to Mr. Mastriani for 200,000 restricted shares of common stock in our company. 125,000 of such shares vested during 2006, and the remaining 75,000 shares have vested as of September 30, 2007.

          Our board of directors presently consists of two of our executive officers and three independent directors. We are not currently providing any compensation to our two executive officers for serving on the board of directors.

          Compensation Pursuant to Plans. In March 2004, we approved the 2004 Equity Incentive Program. The Program provides for the grant of incentive stock options, nonqualified stock options, restricted stock grants, including, but not limited to, unrestricted stock grants, as approved by the Board or a committee of the board. Incentive stock options granted under the Program are intended to qualify as incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. Nonqualified stock options granted under the Program are intended not to qualify as incentive stock options under the Internal Revenue Code.

          The total number of shares of the company’s common stock that may be issued under the Program upon the exercise of all option granted under the Program or the satisfaction by all recipients of all conditions necessary for the receipt of restricted stock awards and/or unrestricted stock awards may not exceed 1,000,000, of which 500,000 shares shall be available for issuance under incentive stock options and 500,000 shares shall be available for issuance under nonqualified stock options, restricted stock awards and/or unrestricted stock awards. A total of 232,000 shares have been issued under the Program.

Compensation of Directors Summary Table

DIRECTOR COMPENSATION

Name	Total Fees Earned or Paid in Cash ($)

Steven Marcus	$2,000
David Granatell	$2,000
Dr. Michael Kelly	$2,000

                    Narrative to Director Compensation

          Fees earned or paid in cash represent a standard $1,000 per day meeting fee received for attendance at the August 2, 2007 and December 5, 2007 Board of Directors meetings. No compensation is paid to our officers who are directors and attend board meetings. We expect to implement a director incentive plan in 2008. No compensation is paid to our directors with respect to their attendance to Audit and Compensation Committtee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information available to us, as of December 31, 2007 with respect to the beneficial ownership of the outstanding shares of common stock by any holder of more than five percent (5%) of our outstanding shares; and the outstanding shares of any class of equity securities by our (i) our officers and directors; and (ii) our officers and directors as a group:

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
John C. Kleinert(2)(3)(6)(8)	Common Stock	9,295,323	54.5%
James J. Mastriani(2)	Common Stock	200,000	1.2%
W. Peter Ragan, Sr.(4)	Common Stock	2,343,652	13.7%
W. Peter Ragan, Jr.(4)(7)(9)	Common Stock	2,344,912	13.7%
Steven Marcus	Common Stock	0	*
Dr. Michael Kelly	Common Stock	344,412	2.0%
David Granatell(2)	Common Stock	1,125,000	6.6%
All directors and executive officers as a group (seven individuals) (4)(5)(6)(7)(8)	Common Stock	15,653,299	91.7%

(1)	Beneficial ownership as reported in the table above has been determined in accordance with Instruction (1) to Item 403 (b) of Regulation S-B of the Exchange Act.

(2)	The business address of Mr. Kleinert and Mr. Mastriani is 1800 Route 34 North, Building 4, Suite 404A, Wall, NJ, 07719.

(3)	Includes 1,718,500 shares of common stock issuable upon the exercise of warrants issued to Mr. Kleinert in connection with the merger with STB.

(4)	Includes 309,250 shares of common stock issuable upon the exercise of warrants issued to each of Mr. Ragan Sr. and Mr. Ragan Jr. in connection with the merger with STB.

(5)	Includes 562,500 shares of common stock issuable upon the exercise of warrants at $1.04 per share which expire on February 3, 2009.

(6)	Includes 40,000 shares of common stock which are convertible from the 10,000 shares of Series A Preferred Stock that Mr. Kleinert owns.

(7)	Includes 1,260 shares of common stock which are convertible from the 315 shares of Series A Preferred Stock that Mr. Ragan Jr. owns.

(8)	Includes 40,000 shares of common stock issuable upon conversion of 10,000 shares of Series A Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Except as set forth below, no transactions have occurred since the beginning of the Company’s last two years or are proposed with respect to which a director, executive officer, security holder owning of record or beneficially more than 5% of any class of the Company’s securities or any member of the immediate families of the foregoing persons had or will have a direct or indirect material interest:

          We engage Ragan & Ragan, P.C. to pursue legal collection of our receivable portfolios, interests in distressed real property and tax lien certificates. Both Messrs. Ragan, Sr. and Ragan, Jr. are partners of Ragan & Ragan, P.C. The fee arrangements between our subsidiaries and Ragan & Ragan, P.C. have been reviewed and approved by all of the members of a committee appointed by our board of directors, other than Mr. Ragan, Sr. who abstained. John C. Kleinert and James J. Mastriani comprised the committee. During years 2007 and 2006, our subsidiary, VI, paid Ragan & Ragan, P.C. an aggregate of $1,128,107 and $1,225,577, respectively, our subsidiary, JHI, paid Ragan & Ragan, P.C. an aggregate of $6,000 and $10,139, respectively, and our subsidiary, VOM, paid Ragan & Ragan, P.C. an aggregate of $238 and $5,528, respectively.

          The Company received a note receivable in the amount of $205,000 in partial payment of the $455,000 purchase price from an officer and related party, John C. Kleinert for the assignment of membership interests in Ridgedale Avenue Commons, LLC, and Morris Avenue Commons, LLC, previously owned by J. Holder, Inc. As of December 31, 2007, the note has a balance of $100,000, along with interest at the rate of 12% which shall accrue only on and after December 26, 2007, by means of one lump sum payment of principal and accrued interest on August 25, 2008. As of March 14, 2008, Mr. Kleinert made a $100,000 lump sum payment to the Company and the promissory note was retired.

          On December 28, 2007, the Company paid $115,146 in withholding taxes in connection with the vesting of 175,000 shares of restricted stock granted to James J. Mastriani. As of March 14, 2008, Mr. Mastriani has returned 136,000 of these shares for cancellation and retirement in order to offset this payment.

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

          Except for the relationship of W. Peter Ragan, Sr. and W. Peter Ragan, Jr. who are father and son, none of our officers or directors is related.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a) Audit Fees

The aggregate fees billed for each of 2007 and 2006 for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-QSB or services that are normally in connection with statutory and regulatory filings or engagements for those years was $172,070 and $135,000, respectively.

(b) Audit-Related Fees

The aggregate fees billed in each of 2007 and 2006 for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements was $63,730 and $0, respectively.

(c) Tax Fees

The aggregate fees billed in 2007 or 2006 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $0 and $55,534, respectively.

(d) All Other Fees

No fees were billed in each of 2007 and 2006 for products and services provided by the principal accountant.

(e) The Audit Committee meets with the independent registered public accounting firm prior to the audit and discusses the planning and staffing of the audit, approves in advance the engagement of the independent registered public accounting firm for all audit services and non-audit services and approves the fees and other terms of any such engagement, and obtains periodically from the independent auditor a formal verbal communication of the matters required to be discussed by Statements of Auditing Standards No. 61 and SEC Rule 10(a).

          PART IV

          ITEM 15. EXHIBITS

Exhibit Number	Title	Reference

1.1	Form of Underwriting Agreement by and between the Company and Anderson & Strudwick, Inc.	**
2.1	Agreement and Plan of Merger dated as of February 3, 2004, by and among Tele-Optics, Inc., TLOP Acquisition Company, L.L.C., STB, Inc., John C. Kleinert, W. Peter Ragan, Sr. and W. Peter Ragan, Jr.	A
3.1	Certificate of Incorporation	B
3.2	Amendment to Certificate of Incorporation	C
3.3	Amended and Restated By-laws	O
3.4	Certificate of Designation	U
4.1	Specimen Common Stock Certificate	D
4.2	Form of Subscription Agreement	E
4.3	Loan and Security Agreement, dated as of January 27, 2005, by and between Velocity Investments, LLC and Wells Fargo Inc.	F
4.4	General Continuing Guaranty, dated January 27, 2005, executed by Registrant in favor of Wells Fargo Inc.	F
4.5	Security and Pledge Agreement, dated as of January 27, 2005, by and between Registrant and Wells Fargo Inc.	F
4.6	Subordination Agreement, dated as of January 27, 2005, by and between Registrant and Wells Fargo Inc.	F
4.7	Form of promissory note issued on April 15, 2005	L
4.8	10% Convertible Debenture due April 27, 2005	O
4.9	Common Stock Purchase Warrant	O
4.10	Warrant to Purchase 100,000 Shares of Series A Convertible Preferred Stock	T
4.11	Specimen Series A Convertible Preferred Stock Certificate	T
4.12	Common Stock Purchase Warrant	V
4.13	Amended 10% Convertible Secured Debenture	V
4.14	Form of Common Stock Warrant	Z
4.15	Fourth Amendment to the Loan and Security Agreement, dated as of February 29, 2008, by and between Velocity Investments, LLC and Wells Fargo Foothill, Inc.	AA
5.1	Opinion of Ellenoff Grossman & Schole LLP	BB
10.1	Business Advisory Agreement, dated as of February 5, 2004, by and between Lomond International, Inc. and Registrant	G
10.2	Employment Contract, dated as of September 8, 2004, by and between Registrant and James J. Mastriani	H
10.3	Independent Consulting Agreement, dated December 16, 2004, between Registrant and The Del Mar Consulting Group, Inc.	I
10.4	Non-qualified Stock Option Agreement, dated December 16, 2004, Between Registrant and The Del Mar Consulting Group, Inc.	I
10.5	Employment Agreement, dated as of January 1, 2004, between John C. Kleinert and STB, Inc. (n/k/a Velocity Asset Management, Inc.)	J
10.6	Addendum, dated September 1, 2004, to Employment Agreement, dated as of January 1, 2004, between John C. Kleinert and Registrant	J
10.7	Employment Agreement, dated as of January 1, 2004, between John C. Kleinert and J. Holder, Inc.	J
10.8	Addendum, dated September 1, 2004, to Employment Agreement, dated As of January 1, 2004, between John C. Kleinert and J. Holder, Inc.	J
10.9	Employment Agreement, dated as of January 1, 2004, between Velocity Investments, LLC and W. Peter Ragan, Jr.	J
10.10	Addendum, dated September 1, 2004, to Employment Agreement, dated As of January 1, 2004, between W. Peter Ragan, Jr. and Velocity Investments, LLC	J

10.11	Employment Agreement, dated as of January 1, 2004, between VOM, LLC and W. Peter Ragan, Sr.	J
10.12	Addendum, dated September 1, 2004, to Employment Agreement, dated As of January 1, 2004, between W. Peter Ragan, Sr. and VOM, LLC	J
10.13	Retainer Agreement, dated as of January 1, 2005, between Ragan & Ragan, P.C. and Velocity Investments, LLC	J
10.14	Retainer Agreement, dated as of January 1, 2005, between Ragan & Ragan, P.C. and VOM, LLC	J
10.15	Retainer Agreement, dated as of January 1, 2005, between Ragan & Ragan, P.C. and J. Holder, Inc.	J
10.16	Addendum, dated January 1, 2006, to Employment Agreement, dated as of January 1, 2004, between John C. Kleinert and Registrant	J
10.17	Addendum, dated January 1, 2006, to Employment Agreement, dated As of January 1, 2004, between John C. Kleinert and J. Holder, Inc.	J
10.18	Addendum, dated January 1, 2006, to Employment Agreement, dated As of January 1, 2004, between W. Peter Ragan, Jr. and Velocity Investments, LLC	J
10.19	Addendum, dated January 1, 2006, to Employment Agreement, dated As of January 1, 2004, between W. Peter Ragan, Sr. and VOM, LLC	J
10.20	Form of Legal Collection Agreement	J
10.21	Real Estate Joint Venture Agreement dated June 2, 2005	M
10.22	Business Advisory Agreement dated September 1, 2005	N
10.23	Securities Purchase Agreement dated October 27, 2005	O
10.24	Registration Rights Agreement dated October 27, 2005	O
10.25	Security Agreement dated October 27, 2005	O
10.26	Subsidiary Guarantee dated October 27, 2005	O
10.27	Amendment No. 1 to Business Advisory Agreement dated as of November 11, 2005	Q
10.28	Form of Director Indemnification Agreement	Q
10.29	First Amendment to Loan and Security Agreement by and between Wells Fargo Inc. and Velocity Investments, L.L.C. dated as of February 27, 2006	R
10.30	Addendum, dated January 1, 2006, to Employment Agreement, dated as of January 1, 2004, between John C. Kleinert and Registrant	S
10.31	Addendum, dated January 1, 2006, to Employment Agreement, dated As of January 1, 2004, between W. Peter Ragan, Jr. and Velocity Investments, LLC	S
10.32	Addendum, dated January 1, 2006, to Employment Agreement, dated As of January 1, 2004, between W. Peter Ragan, Sr. and VOM, LLC	S
10.33	Amendment Agreement	V
10.34	Second Amendment to Loan and Security Agreement, dated December 8, 2006	X
10.35	Third Amendment to Loan and Security Agreement, dated December 8, 2006	X
10.36	Agreement of Lease, dated May 2, 2007	Y
10.37	Registration Rights Agreement, dated September 26, 2007	Z
14.1	Code of Ethics	S
16.1	Letter of Robert C. Seiwell, Jr. CPA	K
16.2	Letter of Robert C. Seiwell, Jr. CPA	W
21.1	Subsidiaries of the Registrant	P
23.1	Consent of Ellenoff Grossman & Schole LLP (contained in Exhibit 5.1)	BB

23.2	Consent of Weiser LLP	**
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	S
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	S
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	S
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	S
99.1	Audit Committee Charter	S

**filed herewith

A. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2004.

B. Incorporated by reference to Registrant’s Registration Statement on Form S-18 (File No. 33.13609A) filed with the Securities and Exchange Commission.

C. Incorporated by reference to Registrant’s Definitive Information Statement filed with the Securities and Exchange Commission on March 19, 2004.

D. Previously filed with Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

E. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2004.

F. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2005.

G. Incorporated by reference to Schedule 13D filed by Lomond International, Inc. with the Securities and Exchange Commission on March 10, 2004.

H. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2004.

I. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2005.

J. Filed as part of Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-122062, filed with the Securities Exchange Commission on March 16, 2005.

K. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2004.

L. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2005.

M. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2005.

N. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2005.

O. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2005.

P. Filed as part of Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-130234, filed with the Securities Exchange Commission on December 29, 2005.

Q. Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2005 filed with the Securities and Exchange Commission on December 2, 2005.

R. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2006.

S. Incorporated by reference to Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2006.

T. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2006.

U. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2006.

V. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2006.

W. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2006.

X. Incorporated by reference to Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 5, 2007.

Y. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2007.

Z. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2007.

AA. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2008.

BB. Incorporated by reference to Registrant’s registration Statement on Form SB-2, filed May 15, 2006.

In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Velocity Asset Management, Inc.

We have audited the accompanying consolidated balance sheets of Velocity Asset Management, Inc. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Velocity Asset Management, Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the notes to the consolidated financial statements, the Company changed its method of presenting the change in consumer receivables in the consolidated statements of cash flows.

/s/ Weiser LLP
New York, NY
March 17, 2008

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006

ASSETS

Cash and cash equivalents	$162,180	$2,444,356
Notes receivable	25,000	180,641
Note receivable from related party	100,000	—
Deposits on properties	10,000	240,000
Properties held for sale	5,962,739	6,133,705
Tax certificates held and accrued interest receivable, net	325,339	472,071
Consumer receivables, net	46,971,014	38,327,926
Property and equipment, net of accumulated depreciation	64,420	68,619
Deferred income tax asset, net	423,600	306,900
Security deposits	30,224	30,100
Other assets (including $115,146 employee loan to a related party in 2007)	532,312	229,841

Total assets	$54,606,828	$48,434,159

See accompanying notes to the consolidated financial statements.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accounts payable and accrued expenses	$1,425,710	$873,507
Estimated court and media costs	7,374,212	8,446,319
Lines of credit	14,745,138	13,791,388
Notes payable	885,000	780,000
Notes payable to related parties	2,500,000	2,370,000
Convertible subordinated notes	2,350,000	—
Income taxes payable	820,222	600,974

Total liabilities	30,100,282	26,862,188

STOCKHOLDERS’ EQUITY

Series A 10% convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,380,000 shares issued and outstanding (liquidation preference of $13,800,000)	1,380	1,380
Common stock, $0.001 par value, 40,000,000 shares authorized, 17,066,821 and 16,129,321 shares issued and outstanding, respectively	17,066	16,129
Additional paid-in-capital	25,243,944	23,502,381
Accumulated deficit	(755,844)	(1,947,919)

Total stockholders’ equity	24,506,546	21,571,971

Total liabilities and stockholders’ equity	$54,606,828	$48,434,159

See accompanying notes to the consolidated financial statements.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2007 and 2006

	2007	2006

REVENUES
Sales of real property	$1,403,944	$1,585,175
Income on consumer receivables	13,863,538	8,431,259
Interest income on tax certificates held	99,565	268,048

Total revenues	15,367,047	10,284,482

OPERATING EXPENSES
Cost of real property sold	1,302,746	1,041,588
Impairment of property held for sale	220,948	—
Professional fees (including fees paid to related parties of $1,134,345 and $1,241,244 for the years ended December 31, 2007 and 2006, respectively)	4,968,935	3,355,899
General and administrative expenses	2,503,478	2,232,846

Total operating expenses	8,996,107	6,630,333

Income from operations	6,370,940	3,654,149

INTEREST EXPENSE
Interest expense (including interest incurred to related parties $234,014 and $234,797 for the years ended December 31, 2007 and 2006, respectively)	(1,953,530)	(1,363,418)

Income before provision for income taxes	4,417,410	2,290,731
Provision for income taxes	1,845,335	972,041

Net income	2,572,075	1,318,690
Preferred dividend	(1,380,000)	(851,005)

Net income attributable to common shareholders	$1,192,075	$467,685

Weighted average common shares outstanding - basic	16,395,040	16,008,653

Net income per common share - basic	$0.07	$0.03

Weighted average common shares outstanding- diluted	18,075,746	17,276,877

Net income per common share - diluted	$0.07	$0.03

See accompanying notes to the consolidated financial statements.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007 and 2006

	Preferred Stock		Common Stock
					Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value

BALANCES, December 31, 2005	—	$—	15,972,321	$15,972	$10,838,651	$(2,415,604)	$8,439,019

Preferred stock offering of 1,200,000 shares of Series A convertible preferred stock	1,200,000	1,200	—	—	11,998,800	—	12,000,000

Preferred stock sale to underwriter in conjunction with preferred stock offering of 180,000 shares of Series A convertible preferred stock	180,000	180	—	—	1,799,820	—	1,800,000

Commissions and expenses related to preferred stock offering	—	—	—	—	(1,404,000)	—	(1,404,000)

Sale of warrants pursuant to preferred stock offering	—	—	—	—	120	—	120

Dividends paid on preferred stock	—	—	—	—	—	(851,005)	(851,005)

Issuance of warrants pursuant to secured debenture	—	—	—	—	12,347	—	12,347

Stock-based compensation			157,000	157	256,643	—	256,800

Net income	—	—	—	—	—	1,318,690	1,318,690

BALANCES, December 31, 2006	1,380,000	1,380	16,129,321	16,129	23,502,381	(1,947,919)	21,571,971

Dividends paid on preferred stock	—	—	—	—	—	(1,380,000)	(1,380,000)

Stock-based compensation	—	—	75,000	75	109,925	—	110,000

Private placement offering of 675,000 shares of common stock and warrants to purchase 165,000 shares of common stock (net of issuance costs of $60,000)	—	—	675,000	675	1,289,325	—	1,290,000

Private placement offering of 187,500 shares of common stock and warrants to purchase 48,750 shares of common stock (net of issuance costs of $32,500)	—	—	187,500	187	342,313	—	342,500

Net income	—	—	—	—	—	2,572,075	2,572,075

BALANCES, December 31, 2007	1,380,000	$1,380	17,066,821	$17,066	$25,243,944	$(755,844)	$24,506,546

See accompanying notes to the consolidated financial statements.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,572,075	$1,318,690
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	190,556	44,865
Stock-based compensation expense	110,000	256,800
Deferred income tax benefit	(116,700)	(159,100)
Impairment of property held for sale	220,948	—
(Increase) decrease in:
Properties held for sale	(49,982)	124,894
Deposits on properties	230,000	1,000
Tax certificates held and accrued interest receivable	146,732	66,855
Security deposits	(124)	57,400
Other assets	(149,566)	(76,584)
Increase (decrease) in:
Accounts payable and accrued expenses	552,203	425,536
Estimated court and media costs	(1,072,107)	4,646,673
Income taxes payable	219,248	467,842

Net cash provided by operating activities	2,853,283	7,174,871

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(27,309)	(13,915)
Acquisition of consumer receivables	(12,799,459)	(22,915,748)
Notes receivable	155,641	—
Note receivable from related party	(100,000)	—
Collections applied to principal on consumer receivables	4,097,175	2,346,483

Net cash used in investing activities	(8,673,952)	(20,583,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit, net	1,160,493	7,696,926
Proceeds received from stock and warrants	1,632,500	13,800,120
Proceeds from convertible subordinated notes, net	2,125,500	—
Redemption of convertible secured debenture	—	(1,800,000)
Payment of notes payable	—	(1,680,000)
Commissions and related expenses paid on stock offering	—	(1,404,000)
Payment of preferred dividends	(1,380,000)	(851,005)

Net cash provided by financing activities	3,538,493	15,762,041

Net (decrease) increase in cash and cash equivalents	(2,282,176)	2,353,732

Cash and cash equivalents, beginning of period	2,444,356	90,624

Cash and cash equivalents, end of period	$162,180	$2,444,356

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,636,437	$1,018,573
Cash paid for income taxes	$1,333,958	$680,836

See accompanying notes to the consolidated financial statements.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND BUSINESS

Nature of Operations

On February 3, 2004, Velocity Asset Management, Inc. (formerly known as Tele-Optics, Inc), (the “Company”), through its wholly-owned subsidiary TLOP Acquisition Company, L.L.C. (“TLOP”), entered into a reverse acquisition (the “Reverse Merger”) with STB, Inc. and its subsidiaries. On February 3, 2004, STB, Inc. became a wholly-owned subsidiary of TLOP. As a result of the Reverse Merger, the Company operates all of its current business activities through its wholly-owned subsidiary TLOP.

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

STB, INC. (“STB”) was incorporated in New Jersey in 2003. Its primary purpose was to act as a holding company for three subsidiaries, namely, J. Holder, Inc., VOM, LLC and Velocity Investments, LLC.

J. Holder, Inc. (“J. Holder”) was formed in 1998 to invest in, and maximize the return on real property being sold at sheriff’s foreclosure sales and judgment execution sales, defaulted mortgages, partial interests in real property and the acquisition of real property with clouded title.

VOM, L.L.C. (“VOM”) was formed in 2002 to invest in and maximize the return on New Jersey municipal tax liens. VOM focuses on maximization of profit through legal collections and owned real estate opportunities presented by the current tax lien environment.

Velocity Investments, L.L.C. (“Velocity”) was established in 2002 to invest in, and maximize the return on, consumer debt purchased in the secondary market. Velocity purchases consumer receivable portfolios at a discount and then liquidates these portfolios through legal collection means.

After careful consideration of trends in revenues and future opportunities for growth, management has made the determination that the consumer receivables business will be the sole operating focus of the Company in fiscal 2008. As a result, the Company is currently considering all strategic alternatives for J. Holder and VOM, including, but not limited to, the sale of some or all of each entity’s assets, partnering or other collaboration agreements, or a merger, spin-off or other strategic transaction. On December 31, 2007, the Board of Directors of the Company unanimously approved management’s plan to discontinue the operations of the Company’s J. Holder and VOM subsidiaries and to sell and dispose of the assets or membership interests/capital stock of such subsidiaries. Accordingly, these operations will be shown as discontinued operations in 2008.

The Company has one continuing industry segment - the acquisition, management, collection and servicing of distressed assets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany payables, receivables, revenues and expenses have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and consumer receivables. The Company places its cash and cash equivalents principally with one financial institution. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. As of December 31, 2007, the Company had cash deposits in excess of federally insured amounts totaling $21,558. Management considers the risk of loss to be minimal.

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

Tax Certificates Held and Accrued Interest Receivable

The Company records its New Jersey municipal tax liens at cost plus accrued interest. Interest income is recognized using the effective interest method (“interest method”).

Consumer Receivables

The Company purchases consumer receivable portfolios at a substantial discount from their face amount due to a deterioration of credit quality between the time of origination and the Company’s acquisition of the portfolios. Income is recognized using either the interest method or cost recovery method. Upon acquisition, the Company reviews each consumer receivable portfolio to determine whether each such portfolio is to be accounted for individually or whether such portfolio will be assembled into static pools of consumer receivable portfolios based on common risk characteristics. Once the static portfolio pools are created, management estimates the future anticipated cash flows for each pool. If management can reasonably estimate the expected timing and amount of future cash flows, the interest method is applied. However, if the expected future cash flows cannot be reasonably estimated, the Company uses the cost recovery method.

Effective January 1, 2005, the Company adopted and began to account for its investment in consumer receivable portfolios using the interest method under the guidance of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer.” SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows are recognized prospectively through adjustment of the internal rate of return (“IRR”) while decreases in expected cash flows are recognized as an impairment.

Under the guidance of SOP 03-3, when expected cash flows are higher than prior projections, the increase in expected cash flows results in an increase in the IRR and therefore, the effect of the cash flow increase is recognized as increased revenue prospectively over the remaining life of the affected pool. However, when expected cash flows are lower than prior projections, SOP 03-3 requires that the expected decrease be recognized as an impairment by decreasing the carrying value of the affected pool (rather than lowering the IRR) so that the pool will amortize over its expected life using the original IRR. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received.

Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. The Company has no consumer receivable portfolios accounted for under the cost recovery method.

The Company estimates and capitalizes certain fees paid and to be paid to third parties related to the direct acquisition and collection of a portfolio of accounts. These fees are added to the cost of the individual portfolio and amortized over the life of the portfolio using the interest method. An offsetting liability is included as “Estimated court and media costs” on the balance sheet.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consumer Receivables (Continued)

The Company establishes valuation allowances for all acquired loans subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the loans, if necessary. At December 31, 2007 and 2006, the Company had no valuation allowance on its consumer receivables.

Property and Equipment

Property and equipment, including improvements that significantly add to the productive capacity or extend useful life, are recorded at cost, while maintenance and repairs are expensed currently. Property and equipment are depreciated over their estimated useful lives using the straight-line method of depreciation. Software and computer equipment are depreciated over three to five years. Furniture and fixtures are depreciated over five years. Office equipment is depreciated over five to seven years. Leasehold improvements are depreciated over the lesser of the estimated useful life or the remaining life of the lease, which ranges from three to ten years. When property is sold or retired, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is included in the consolidated statement of income.

Income Taxes

The Company follows the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company records a valuation allowance against any portion of the deferred income tax asset when it believes, based upon the weight of available evidence, it is more likely than not that some portion of the deferred asset will not be realized.

Stock Based Compensation

The Company follows the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which addresses the accounting for share-based payment transactions with employees and other third parties and requires that the compensation costs relating to such transactions be recognized in the consolidated financial statements. SFAS No. 123R requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. Additionally, regarding the treatment of non-employee stock based compensation, the Company follows the guidance of the Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”.

Change in Presentation and Reclassifications

Certain amounts in previously issued financial statements were reclassified to conform to current presentations. These reclassifications had no effect on net income or retained earnings.

Acquisitions of and collections applied to principal of consumer receivables were previously reflected at net as adjustments to reconcile net income to net cash provided by operating activities. To conform with industry practices and to provide a more meaningful presentation, these items are reflected as cash flows from investing activities at gross. This change had no effect on net income or retained earnings.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

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

With respect to income recognition under the interest method, significant estimates have been made by management with respect to the collectability of future cash flows of portfolios. The Company takes into consideration the relative credit quality of the underlying receivables constituting the portfolio acquired, the strategy implemented to maximize collections thereof as well as other factors to estimate the anticipated cash flows. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur within one year. On a quarterly basis, management reviews the estimate of future cash collections, and whether it is reasonably possible that its assessment of collectability may change based on actual results and other factors.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values for its financial instruments. The fair value of consumer receivables, tax certificates held, accounts payable, accrued expenses, borrowings and other assets are considered to approximate their carrying amount because they are (i) short term in nature and/or (ii) carry interest rates which are comparable to market based rates.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS No. 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS No. 159).” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

after November 15, 2007. Management has not determined whether the adoption of this statement will affect its reported results of operations or financial condition.

NOTE 3 - INVESTMENTS

Properties Held for Sale

Properties held for sale consist of the following:

	December 31, 2007	December 31, 2006

Real property inventory	$5,564,234	$6,109,008
Assignments and judgments	398,505	24,697

Total properties held for sale	$5,962,739	$6,133,705

Tax Certificates Held and Accrued Interest Receivable

	December 31, 2007	December 31, 2006

Tax certificates held	$132,619	$243,796
Accrued interest	192,720	228,275

Total tax certificates held and accrued interest	$325,339	$472,071

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 4 -CONSUMER RECEIVABLES

Consumer receivable activity consists of the following:

	December 31, 2007	December 31, 2006

Balance at beginning of period	$38,327,926	$17,758,661

Acquisitions and capitalized costs, net of returns	12,799,459	22,915,748
Amortization of capitalized costs	(59,196)	—

	12,740,263	22,915,748

Cash collections	(17,960,713)	(10,777,742)
Income recognized on consumer receivables	13,863,538	8,431,259

Cash collections applied to principal	(4,097,175)	(2,346,483)

Balance at end of period	$46,971,014	$38,327,926

As of December 31, 2007, based upon management’s current estimation of projected future collections, principal reductions will be as follows:

December 31,

2008	$9,543,836
2009	11,534,414
2010	14,443,248
2011	8,382,696
2012	3,048,566
Thereafter	18,254

$46,971,014

The accretable yield represents the amount of income the Company can expect to generate over the remaining lives of its existing portfolios based on estimated cash flows as of December 31, 2007 and 2006. Changes in the accretable yield are as follows:

	December 31, 2007	December 31, 2006

Balance at beginning of period	$29,343,803	$15,618,641
Income recognized on finance receivables	(13,863,538)	(8,431,259)
Additions	15,662,538	22,456,421

Balance at end of period	$31,142,803	$29,643,803

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2007	December 31, 2006

Office Equipment	$111,444	$103,889
Furniture and Fixtures	28,163	12,587
Leasehold Improvements	20,273	16,095

	159,880	132,571
Less: Accumulated Depreciation and amortization	(95,460)	(63,952)

	$64,420	$68,619

Depreciation and amortization expense for the years ended December 31, 2007 and 2006 was $31,508 and $32,518, respectively.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 6 - LINES OF CREDIT

On January 27, 2005 (the “Closing Date”), Velocity entered into a Loan and Security Agreement (the Loan Agreement”) with Wells Fargo, Inc., a California corporation (the “Lender”), pursuant to which the Lender agreed to provide Velocity with a $12,500,000 credit facility to finance the acquisition of individual pools of unsecured consumer receivables that are approved by the Lender under specific eligibility criteria set forth in the Loan Agreement.

On the Closing Date, the following agreements were also entered into with the Lender: a Continuing Guaranty, under which the Company provides a secure guaranty of Velocity’s obligations under the Loan Agreement; a Security and Pledge Agreement, by and among the Company and the Lender, under which the Company pledged all of the Company’s assets to secure the credit facility; and a Subordination Agreement, by and among the Company and the Lender. In addition, three of our executive officers provided joint and several limited guarantees of Velocity Investment’s obligations under the Loan and Security Agreement.

Use of the senior credit facility is subject to Velocity complying with certain restrictive covenants under the Loan and Security Agreement, including but not limited to: a restriction on incurring additional indebtedness or liens; a change of control; a restriction on entering into transactions with affiliates outside the course of Velocity Investments ordinary business; and a restriction on making payments to Velocity Asset Management, Inc. in compliance with the Subordination Agreement. In addition, Velocity has agreed to maintain certain ratios with respect to outstanding advances on the credit facility against the estimated remaining return value on Wells Fargo financed portfolios, and Velocity has agreed to maintain at least $6,000,000 in member’s equity and subordinated debt. The Company has also agreed to maintain at least $21,000,000 in stockholder’s equity and subordinated debt for the duration of the facility.

Pursuant to the Loan Agreement, the Lender agreed to advance to Velocity up to $12,500,000 to be used to finance up to 60% of the purchase price of individual pools of unsecured consumer receivables that are approved by the Lender under specific eligibility criteria set forth in the Loan Agreement. The interest rate on the loan was 3.50% above the prime rate of Wells Fargo Bank, N.A. Amounts borrowed under the credit facility had been due and payable ratably over a twenty-four month period.

In February 2006, Velocity entered into a First Amendment to the Loan Agreement with the Lender which amended the Loan Agreement dated January 27, 2005. Pursuant to the Amended and Restated Loan Agreement, the Lender extended the credit facility until January 27, 2009 and increased the advance rate under the credit facility to 67.5% of the purchase price of individual pools of unsecured consumer receivables that are approved by the Lender. The interest rate on the loan was reduced from 3.50% above the prime rate of Wells Fargo Bank, N.A. to 2.50% above such prime rate. In addition, repayment terms under the credit facility were extended to thirty months.

In May 2006, as a result of the Series A 10% Convertible Preferred Stock Offering (the “offering”), the Lender agreed to reduce the interest rate on Velocity’s credit facility from 2.50% to 1.50% above the prime rate of Wells Fargo Bank, N.A. immediately and increase the advance rate on the credit facility to 75.0% effective June 1, 2006.

In December 2006, Velocity entered into a Second Amendment to the Loan Agreement with the Lender which the amended the Loan Agreement dated January 27, 2005. Pursuant to the Amended and Restated Loan Agreement, the Lender agreed to temporarily increase the credit facility up to $14,500,000 until March 8, 2007.

On February 23, 2007, Velocity entered into a Third Amendment to the Loan Agreement with the Lender, dated January 27, 2005. Pursuant to the Loan Agreement, as amended and restated, the Lender agreed to permanently increase the credit facility up to $17,500,000 which matures on January 27, 2009. In addition, Velocity agreed to maintain certain ratios with respect to outstanding advances on the credit facility against the estimated remaining return value on the Lender’s financed portfolios, and to maintain at least $6,500,000 in member’s equity plus 50% of Velocity’s net income for each calendar quarter that ends on or after September 30, 2007. The Company has also agreed to maintain at least $21,000,000 in stockholder’s equity plus 50% of the net income of the Company for each calendar quarter that ends on or after June 30, 2007.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 6 - LINES OF CREDIT (Continued)

As of December 31, 2007 and December 31, 2006, the Company had $14,429,138 and $13,791,388 outstanding on the credit facility, respectively. The rate of interest at December 31, 2007 was 8.75%.

As of February 29, 2008, the maturity of the credit facility was extended through January 27, 2011. See NOTE 17 – SUBSEQUENT EVENTS.

On June 14, 2007, the Company entered into an agreement for a revolving credit line for $800,000 with Northern State Bank. Interest on the outstanding principal balance will be the bank’s prime rate plus one-half percent per annum. Any sums loaned under the note may be repaid at any time, without premium or penalty, and reborrowed from time to time, until July 1, 2008. Payments of interest only are due on the 1st day of each and every month until July 1, 2008, on which date the entire balance or principal, interest and fees then unpaid shall be due and payable. The credit line is secured by various mortgages of real property held by the Company’s subsidiary, J. Holder. The Company had $316,000 outstanding on the credit line with interest at 7.75% as of December 31, 2007.

NOTE 7 - NOTES PAYABLE

	December 31, 2007	December 31, 2006

On June 2, 2005, J. Holder, Inc. acquired a residential property in Melbourne, Florida (the “Melbourne Property”). Acquisition financing of $3,350,000 was provided by a group of investors (“Investors Group”) that receive 10% per annum and 2% of the loaned amount along with a pro rata share of 20% of the net profit realized by J. Holder, Inc. upon the sale of the property. Of the $3,350,000 in financing, $2,300,000 was obtained from related parties. See NOTE 9 – RELATED PARTY TRANSACTIONS	$2,950,000	$2,950,000

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 7 - NOTES PAYABLE (Continued)

	December 31, 2007	December 31, 2006

On April 15, 2005, the Company issued three promissory notes in the principal amounts of $100,000, $150,000 and $100,000 to accredited investors which are related parties in a private placement. The notes with interest at 7% per annum were payable in quarterly installments commencing September 30, 2005. On May 14, 2006, the $150,000 promissory note was redeemed at the Company’s option. As of December 31, 2006, the remaining notes in the aggregate amount of $200,000 were held by a related party to the president/CEO. These notes were extended through April 15, 2008.	200,000	200,000

On April 25, 2007, the Company issued two promissory notes of $35,000 and $200,000 to investors in a private placement. The notes bear interest at 10% per annum plus 15% of the net profit related to the sale of specified real property owned by the Company’s subsidiary, J. Holder, Inc. All amounts owed are due no later than April 25, 2008 and may be redeemed at any time before the due date.	235,000	—

Total notes payable	$3,385,000	$3,150,000

NOTE 8 - CONVERTIBLE SECURED DEBENTURES AND NOTES

On October 27, 2005, the Company issued a 10% Secured Convertible Debenture, due April 27, 2007, in the aggregate principal amount of $1.8 million (the “Debenture”) and a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $3.10 per share which expires in October 2008.

The Debenture was convertible at $4.00 per share. The Debenture bore interest at 10% per annum, payable monthly on the first day of each calendar month, beginning on November 1, 2005. Interest was payable in cash or, at the Company’s option, in shares of common stock provided that certain conditions were satisfied. The holder of the Debenture was granted (i) a security interest in the assets of the Company, and (ii) a pledge of the Company’s ownership of its subsidiaries, which is subject to existing liens, existing indebtedness, permitted liens and permitted indebtedness. Additionally, the subsidiaries guaranteed the obligations of the Company under the Debenture. The Debenture was also guaranteed personally by John C. Kleinert, the Company’s President and Chief Executive Officer, W. Peter Ragan, Sr., the Company’s Vice President and W. Peter Ragan, Jr., President of Velocity.

On April 1, 2006, the holder extended the initial payment due date of the Debenture to June 1, 2006, and in consideration thereof, the Company issued an additional warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $3.10 per share which expires in April 2009. On May 19, 2006, the Company used $1,823,000 of the proceeds from its preferred stock offering to repay the interest and principal under the Debenture.

On June 29, 2007, and July 27, 2007, the Company closed on its private placement offering of 10% Convertible Subordinated Notes (the “Notes”) due 2017 (the “Offering”) to accredited investors (“Investors”). The Notes were offered and sold pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Notes were sold by the Company through an NASD member firm which served as placement agent. In connection with the Offering, the Company issued the Notes and also entered into a Subscription Agreement with each of the Note holders.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 8 - CONVERTIBLE SECURED DEBENTURES AND NOTES (Continued)

Pursuant to the Offering, the Company issued Notes in the aggregate principal amount of $2,350,000. Interest on the notes is payable monthly in arrears commencing September 30, 2007. The Notes are subordinated in liquidation preference and in right of payment to all of the Company’s existing debt. The Notes are senior in right of payment and in liquidation preference to any future long term debt of the Company. To the extent the Company were to complete a subsequent financing with the placement agent on or before March 29, 2008 (“Subsequent Financing”), the Notes will automatically convert into the underlying securities (either convertible debt or preferred stock) sold in the Subsequent Financing. To the extent the new issue in the Subsequent Financing contains an interest rate less than 10% per annum; the exchange ratio of the Notes will automatically adjust to maintain a 10.0% yield. To the extent the Company does not complete a Subsequent Financing; the Notes may be converted, at the option of the holder, into shares of the Company’s common stock at a price of $2.50 per share, subject to certain adjustments.

The Company used the net proceeds from the Offering primarily for the purchase of portfolios of consumer receivables and for general corporate purposes.

For its services in connection with the Offering, the placement agent received a fee of 7% of the principal amount of the Notes sold. In addition, the Company paid an unaccountable expense allowance of 1% of the principal amount of the Notes sold. As a result, after other Offering expenses of approximately $41,500, the Company received net proceeds of approximately $2,125,500. Total costs of $224,500 related to this offering have been capitalized and are being amortized over the life of the notes.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company received a note receivable in the amount of $205,000 in partial payment of the $455,000 purchase price from an officer and related party, John C. Kleinert for the assignment of membership interests in Ridgedale Avenue Commons, LLC, and Morris Avenue Commons, LLC, previously owned by J. Holder, Inc. As of December 31, 2007, the note has a balance of $100,000, along with interest at the rate of 12% which shall accrue only on and after December 26, 2007, and is payable by means of one lump sum payment of principal and accrued interest on August 25, 2008. As of March 14, 2008, Mr. Kleinert made a $100,000 lump sum payment to the Company and the promissory note was retired.

On December 28, 2007, the Company paid $115,146 in withholding taxes in connection with the vesting of 175,000 shares of restricted stock granted to James J. Mastriani. As of March 14, 2008, Mr. Mastriani has returned 136,000 of such shares for cancellation and retirement to offset this payment.

Of the $3,350,000 in acquisition financing on the Melbourne Property $1,400,000 was provided by Dr. Kelly and Mr. Granatell, who subsequently became members of the Company’s Board of Directors. Additionally, Mr. Robert Kleinert and Ms. Yoke, related parties of the President and CEO of the Company, provided $900,000 of this financing in connection with the acquisition. Interest on these related party notes with respect to the Melbourne Property accrued in the amounts of $242,273 and $216,528 for the years ended December 31, 2007 and 2006 which is included in accounts payable and accrued expenses. Interest paid to other related parties as referenced in NOTE 7 totaled $14,000 and $18,269, for the years ended December 31, 2007 and 2006.

The Company engages Ragan & Ragan, PC, an entity owned by Messrs. Ragan & Ragan, to pursue legal collection of its receivable portfolios with respect to obligors and properties located in the State of New Jersey. The fee arrangements between the Company’s subsidiaries Velocity, J. Holder and VOM and Ragan & Ragan, P.C., each dated as of January 1, 2005, have been reviewed and approved by all the members of a committee appointed by the Board of Directors other than Mr. Ragan, Sr. who abstained. John C. Kleinert and James J. Mastriani comprised the committee. In May 2007, the fee arrangements were approved by Unanimous Written Consent of the Board of Directors other than Mr. Ragan, Sr. who abstained.

Ragan and Ragan, P.C. routinely advances court costs associated with their servicing of consumer receivable portfolios, which are subsequently reimbursed by the Company. These costs are included in the estimated court and media costs in the consolidated balance sheets.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 9 - RELATED PARTY TRANSACTIONS (Continued)

Legal fees paid to Ragan & Ragan, P.C., by the Company’s subsidiaries were as follows:

	December 31, 2007	December 31, 2006

Velocity Investments, LLC	$1,128,107	$1,225,577
J. Holder, Inc.	6,000	10,139
VOM, LLC	238	5,528

	$1,134,345	$1,241,244

NOTE 10 - STOCK BASED COMPENSATION

Stock Based Consideration to Employees

The 2004 Equity Incentive Program of the Company, (the “Employee Plan”) authorizes the issuance of up to 1,000,000 shares of common stock in connection with the grant of options or issuance of restricted stock awards.

To the extent that the Company derives a tax benefit from options exercised by employees, if any, such benefit will be credited to additional paid-in capital when realized on our income tax return. There were no tax benefits realized by the Company. No options have been granted to date.

The Company did not make any awards under the Employee Plan during the year ended December 31, 2007. During the year ended December 31, 2006, the Company issued restricted stock awards. The following summarizes shares of common stock under the Employee Plan:

				Expenses Recorded

Employee	Number of Shares Granted	Number of Shares Vested	Date of Grant Market Value	December 31, 2007	December 31, 2006

James J. Mastriani	200,000	200,000	1.55	$110,000	$200,000
Craig Buckley	25,000	25,000	1.50 to 1.90	—	44,300
Adam Atkinson	3,000	3,000	1.50 to 1.90	—	5,300
Lisa Cullen	3,000	3,000	1.50 to 1.90	—	5,300
Kristina Vingara	1,000	1,000	1.90	—	1,900

				$110,000	$256,800

The stock based compensation expense of $110,000 pertained to 75,000 shares of common stock which vested to James J. Mastriani in 2007. For the year ended December 31, 2007, there was no tax benefits realized related to stock based compensation issued to employees in 2006.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 11 - COMMON STOCK OFFERING

On September 26, 2007, the Company consummated a closing of its private placement offering (the “Offering”) of shares of common stock (the “Shares”) and warrants to purchase shares of common stock (the “Warrants”, together with the Shares, the “Securities”) to accredited investors (“Investors”). The Securities were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). In connection with the Offering, the Company also entered into a Securities Purchase Agreement and a Registration Rights Agreement with the investors in the Offering. The Company sold an aggregate of 675,000 shares at a purchase price of $2.00 per share and delivered Warrants to purchase an aggregate of 165,000 shares.

On October 11, 2007, the Company closed on its second offering of shares of common stock and warrants to purchase shares of common stock to accredited investors under the same terms described above. Together with the first closing, the Company sold an aggregate of 862,500 shares at a purchase price of $2.00 per share and delivered Warrants to purchase an aggregate of 172,500 shares of the Company’s common stock. Net proceeds from the financing were used for working capital purposes including the purchase of distressed consumer receivable portfolios.

The Company received net proceeds of $1,632,500 from these placements, after offering expenses of approximately $10,000 and commissions of approximately $82,500. In addition, the placement agent received 2 year warrants to acquire 41,250 shares of the Company’s common stock.

The Warrants entitle the holders to purchase shares of the Company’s common stock (the “Warrant Shares”) for a period of three years commencing on April 4, 2008 at an exercise price of $2.50 per share. The Warrants contain certain anti-dilution rights. In addition, the Investors are entitled to additional shares of common stock if, during the six month period after the Initial Closing, the Company sells or issues additional shares of Common Stock, or securities (debt and/or equity) convertible into common stock, with a purchase, exercise or conversion price of less than $2.00.

Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement providing for the resale of the Shares and the Warrant Shares. The Company agreed to file the registration statement within 45 days of the initial closing and to use its best efforts to cause the registration statement to become effective within 90 or 120 days, The Company met its obligations under the registration rights arrangement and therefore, the carrying amount of the liability representing the Company’s registration rights obligations was $0. The registration statement for the Offering was filed on November 9, 2007 and declared effective on November 21, 2007.

NOTE 12 - PREFERRED STOCK OFFERING

On May 18, 2006, the Company sold 1,200,000 shares of Series A 10% Convertible Preferred Stock (“Preferred Stock”) at $10 per share resulting in gross proceeds of $12,000,000. The underwriters were granted an over allotment option to purchase up to an additional 180,000 shares of Preferred Stock. The underwriters were also issued a warrant to purchase 120,000 shares of Preferred Stock at $10 per share. On May 31, 2006, the underwriters exercised their overallotment option to purchase 180,000 shares of the Preferred Stock. The shares of Series A Convertible Preferred Stock are listed on the American Stock Exchange under the symbol JVI.PR.

Each share of Preferred Stock is convertible into four (4) shares of the Company’s Common Stock. If after May 18, 2009, the Company’s common stock exceeds the conversion price of the Preferred Stock by more than 35% and is traded on a national exchange, the Company may terminate the conversion right. If the Company issues a conversion cancellation notice, the Company will have the right to redeem the stock after May 18, 2008 for cash, at the Company’s option, at $10 per share, plus accrued and unpaid dividends to the redemption date.

NOTE 13 - EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares outstanding during each period, plus the dilutive effects of potential convertible securities related to preferred stock, convertible notes, options and warrants. Outstanding options and warrants to non-employees convertible into 1,390,910 and 1,177,160 shares of common stock, convertible preferred stock, convertible into 5,520,000 shares of common stock and convertible notes, convertible into 467,308 and 208,463 shares for the years ended December 31, 2007 and 2006, respectively, were not included in the dilutive per share calculations because their effect would have been anti-dilutive.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

The following table sets forth the computation of basic and diluted earnings per share:

	December 31, 2007	December 31, 2006

Numerator:
Net income	$2,572,075	$1,318,690
Preferred dividend	(1,380,000)	(851,005)

Net income attributable to common shareholders - Basic and Diluted	$1,192,075	$467,685

Denominator:
Weighted average shares - Basic	16,395,040	16,008,653
Effect of dilutive instruments:
Stock options	1,680,706	1,268,224

Weighted average shares - Diluted	18,075,746	17,276,877

Net income per common share - Basic	$0.07	$0.03

Net income per common share - Diluted	$0.07	$0.03

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 14 – INCOME TAXES

The provision for income taxes consists of the following:
	December 31, 2007	December 31, 2006

Current:
Federal	$1,390,688	$765,072
State	571,347	366,069

Total	1,962,035	1,131,141

Deferred:
Federal	(81,200)	(103,000)
State	(35,500)	(56,100)

Total	(116,700)	(159,100)

Total income tax expense	$1,845,335	$972,041

The tax effect of temporary differences that make up the significant components of the deferred tax assets and liability for financial reporting purposes for the years ended December 31, 2007 and 2006 are as follows:

	December 31, 2007	December 31, 2006

Deferred tax assets
Net operating loss carryforwards	$156,100	$176,100
Stock compensation	16,800	110,400
Accrued interest	61,200	30,000
Impairment of property held for sale	96,000	—
Section 263(a)	128,200	38,700

	458,300	355,200
Deferred tax liability
Depreciation and amortization	(20,300)	(23,100)

Net deferred income taxes	438,000	332,100

Valuation allowance	(14,400)	(25,200)

Total	$423,600	$306,900

Velocity Asset Management, Inc. generated net operating losses prior to its acquisition of STB. As a result of the reverse acquisition, the ownership change of Velocity Asset Management, Inc. as of February 3, 2004 limits and reduces the future utilization of the Company’s net operating loss carryforwards. These pre-reverse acquisition net operating loss carryforwards will be limited and reduced based upon the applicable Federal and New Jersey rules.

The valuation allowance decreased $10,800 in 2007.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 14 - INCOME TAXES (Continued)

At December 31, 2007, the Company had unused net operating loss carryforwards of approximately $380,500 for Federal purposes and $284,000 for New Jersey purposes. These net operating losses may provide future income tax benefits of approximately $156,100 which will expire between the years 2008 and 2023. The ability to utilize such losses is dependent upon the Company’s ability to generate taxable income as well as the annual limit per the Internal Revenue Code Section 382 versus the expiration dates of the losses. Because some of the losses are due to expire prior to fully utilizing the carryforwards, a valuation reserve has been established equal to the amount expected to expire unused.

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” effective January 1, 2007. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

As a result of the implementation of FIN 48, no adjustments have been deemed necessary to retained earnings for prior periods due to immateriality; therefore the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $0. This liability was increased during 2007 by approximately $29,000 (including penalties and interest) for State income taxes. Therefore, the liability for income taxes associated with uncertain tax positions at December 31, 2007 is approximately $29,000. The Company has determined that there is no material impact on the effective tax rate with respect to any uncertain tax positions. In addition, the Company has also determined that there are no material uncertain tax positions in the net deferred tax asset account as of December 31, 2007 with respect to the implementation of FIN 48.

The Company files Federal and State income tax returns in jurisdictions with varying statutes of limitations. The 2004, 2006 and 2007 tax years remain subject to examination by Federal taxing authorities and the 2004 through 2007 tax years generally remain subject to examination by State tax authorities. In 2007, the U.S. Internal Revenue Service audited the 2005 U.S. Federal tax return. This audit has been closed. There was no material effect on the Company’s financial position.

A reconciliation of the provision for income taxes attributable to income on continuing operations computed at the Federal statutory rate to the reported provision for income taxes is as follows:

	December 31, 2007	December 31, 2006

Tax provision at Federal statutory rate	34.00%	34.00%

State income taxes net of Federal benefit	5.94%	5.94%

Non-deductible expenses	2.68%	7.04%
Other (permanent differences, overaccrual, etc)	-0.85%	-4.55%

Total	41.77%	42.43%

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 15 - OUTSTANDING WARRANTS AND OPTIONS

At December 31, 2006, the Company had outstanding warrants to purchase 4,376,660 shares of its common stock at prices ranging from $1.04 to $3.10 per share. The first warrants (3,199,500 shares of common stock) expire in February 2009. The second warrants for 677,160 shares of common stock were granted pursuant to a private offering as compensation for services rendered and expire on September 30, 2009. A third warrant for 200,000 shares of common stock was granted in connection with the October 2005 convertible debt financing and expires on October 10, 2010. On May 19, 2006, the Company entered into an amendment to the Securities Purchase Agreement, effective April 1, 2006, for the October 2005 convertible debt financing, pursuant to which it extended the initial payment due date of its outstanding convertible secured debenture and issued to the holder an additional warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $3.10 per share which expires on April 1, 2009.

At December 31, 2007, the Company had issued three year warrants to purchase an aggregate of 172,500 shares of the Company’s common stock at $2.50 and 41,250 of two year warrants of the Company’s common stock at $2.50 in conjunction with the private offering discussed in NOTE 11 – COMMON STOCK OFFERING.

At December 31, 2007, the Company had an option outstanding to an independent consultant (issued in 2005) in exchange for services rendered for 250,000 shares of common stock at an exercise price per share of $2.50 which expires on September 1, 2008.

The following table summarizes information on all common share purchase options and warrants issued by the Company for the years ended December 31, 2007 and 2006, including common share equivalents relating to convertible debenture share warrants.

	December 31, 2007		December 31, 2006

Outstanding at the beginning of the year	4,376,660	$1.47	4,326,660	$1.45
Granted during year	213,750	2.50	50,000	3.10
Exercised during year	—	—	—	—
Terminated or expired during the year	—	—	—	—

Outstanding at the end of the year	4,590,410	$1.49	4,376,660	$1.47

Exercisable at the end of the period	4,590,410	$1.49	4,376,660	$1.47

The number and weighted average exercise prices of all common shares and common share equivalents issuable and stock purchase options and warrants outstanding as of December 31, 2007 is as follows:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Exercise Price

$0 - 2	3,199,500	$1.04
$2 - 4	1,390,910	2.70

NOTE 16 – COMMITMENTS

On May 2, 2007, the Company signed a lease with respect to its new business office located at 1800 Route 34, Wall, New Jersey 07719. The lease covers 2,450 square feet of office space and commenced on July 1, 2007 with an initial term of five years (the “Term”). The Company has two options to extend the Term for a period of five years each. The total annual lease payment is $43,488, payable in equal monthly installments on or before the first of each month.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

The future minimum lease payments for each of the twelve month periods ended December 31 are as follows:

December 31,

2008	$43,488
2009	43,488
2010	43,488
2011	43,488
2012	21,744

$195,696

Rent expense for the years ended December 31, 2007 and 2006 was $56,198 and $21,328, respectively.

The Company has entered into employment agreements with several officers with terms expiring through December 31, 2009. The Company’s gross commitments related to these agreements amounted to $1,080,000.

NOTE 17 - SUBSEQUENT EVENTS

In February, 2008, Velocity, entered into a Fourth Amendment to the Loan and Security Agreement (the “Fourth Amendment to the Loan Agreement”) with the Lender pursuant to which the Lender agreed to amend the Loan and Security Agreement dated January 27, 2005 (the “Original Loan Agreement”). Pursuant to the Fourth Amendment to the Loan Agreement, the Lender increased the amount of credit available under the credit facility from $17,500,000 to $22,500,000 and extended the maturity date until January 27, 2011. The Lender has agreed to eliminate the requirement that certain executive officers of the Velocity and the Company provide the Lender with joint and several limited guarantees of Velocity’s obligations under the Original Loan Agreement.

Use of the credit facility is subject to Velocity undertaking certain restrictive covenants under the Fourth Amendment to the Loan Agreement including but not limited to: a restriction on incurring additional indebtedness or liens; a change of control of Velocity; and a restriction on entering into transactions with affiliates outside the course of Velocity’s ordinary business. Velocity has agreed to maintain at least $14,000,000 in member’s equity and subordinated debt. The Company has also agreed to maintain at least $25,000,000 in stockholder’s equity and subordinated debt for the duration of the facility. In addition, Velocity and the Company covenant that net income for each subsequent quarter shall not be less than $375,000 and $200,000, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VELOCITY ASSET MANAGEMENT, INC.

Dated: March 17, 2008	By:	/s/ JOHN C KLEINERT

John C. Kleinert, President and Chief Executive Officer

Dated: March 17, 2008	By:	/s/ JAMES J. MASTRIANI

James J. Mastriani, Chief Financial Officer, Chief Legal Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Velocity Asset Management, Inc. and in the capacities and on the dates indicated.

Dated: March 17, 2008	By:	/s/ JOHN C KLEINERT

John C. Kleinert, President and Chief Executive Officer

Dated: March 17, 2008	By:	/s/ JAMES J. MASTRIANI

James J. Mastriani, Chief Financial Officer, Chief Legal Officer, Secretary and Treasurer

Dated: March 17, 2008	By:	/s/ W. PETER RAGAN, SR

Vice President, Director

Dated: March 17, 2008	By:	/s/ DR. MICHAEL KELLY

Dr. Michael Kelly, Director

Dated: March 17, 2008	By:	/s/ STEVEN MARCUS

Steven Marcus, Director

Dated: March 17, 2008	By:	/s/ DAVID GRANATELL

David Granatell, Director