Form 10-Q
period 2008-03-31
VELOCITY ASSET MANAGEMENT INC
filed 2008-05-23
CIK 813565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008 or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______

000-161570
(Commission file No.)

VELOCITY ASSET MANAGEMENT, INC.
(Exact name of Smaller Reporting Company as specified in its charter)

DELAWARE	65-0008442
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1800 Route 34N, Suite 404A, Wall, NJ 07719
(Address of principal executive offices)

(732) 556-9090
(Issuer’s telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐      Accelerated filer ☐      Non-Accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 20, 2008, there were 17,730,824 shares of the Company’s common stock outstanding.

VELOCITY ASSET MANAGEMENT, INC.

TABLE OF CONTENTS

FORM 10-Q

March 31, 2008

Exhibit 31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007

	(Unaudited)
ASSETS

Cash and cash equivalents	$99,688	$162,180
Consumer receivables, net	46,606,524	46,971,014
Property and equipment, net of accumulated depreciation	58,191	64,420
Deferred income tax asset, net	80,100	98,600
Security deposits	30,224	30,224
Other assets (including $0 and $115,146 employee loan to a related party at March 31, 2008 and December 31, 2007, respectively)	438,523	487,071
Assets of discontinued operations	6,501,582	6,793,319

Total assets	$53,814,832	$54,606,828

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accounts payable and accrued expenses	$506,241	$552,269
Estimated court and media costs	6,492,813	7,374,212
Line of credit	12,922,838	14,429,138
Notes payable to related parties	200,000	200,000
Convertible subordinated notes	2,350,000	2,350,000
Income taxes payable	1,100,160	820,222
Liabilities from discontinued operations (including notes payable to related parties of $2,300,000 at March 31, 2008 and December 31, 2007)	5,539,664	4,374,441

Total liabilities	29,111,716	30,100,282

STOCKHOLDERS’ EQUITY

Series A 10% convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,380,000 shares issued and outstanding (liquidation preference of $13,800,000)	1,380	1,380
Common stock, $0.001 par value, 40,000,000 shares authorized, 16,930,821 and 17,066,821 shares issued and outstanding, respectively	16,930	17,066
Additional paid-in-capital	25,128,934	25,243,944
Accumulated deficit	(444,128)	(755,844)

Total stockholders’ equity	24,703,116	24,506,546

Total liabilities and stockholders’ equity	$53,814,832	$54,606,828

See accompanying notes to the condensed consolidated financial statements.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended
	March 31,

	2008	2007

REVENUES
Income on consumer receivables	$3,834,853	$3,056,043
Other income	1,356	18,832

Total revenues	3,836,209	3,074,875

OPERATING EXPENSES
Professional fees (including fees paid to related parties of $210,541 and $337,584 for the periods ended March 31, 2008 and 2007, respectively)	1,169,544	915,724
General and administrative expenses	541,427	820,603

Total operating expenses	1,710,971	1,736,327

Income from operations	2,125,238	1,338,548

OTHER EXPENSE
Interest expense (including interest incurred to related parties of $3,500 and $3,500 for the periods ended March 31, 2008 and 2007, respectively)	(335,070)	(345,318)

Income from continuing operations before provision for income taxes	1,790,168	993,230

Provision for income taxes	742,250	426,953

Income from continuing operations	1,047,918	566,277

Loss from discontinued operations (including fees paid and interest incurred to related parties of $-0- and $167 and $58,139 and $54,250, respectively, at March 31, 2008 and 2007, respectively, and net of tax benefit of $64,164 and $45,827, respectively)	(391,202)	(36,469)

Net income	656,716	529,808

Preferred dividends	(345,000)	(345,000)

Net income attributable to common shareholders	$311,716	$184,808

Earnings (Loss) Per Share:
Income from continuing operations:
Basic	$0.04	$0.01
Diluted	$0.04	$0.01
Discontinued operations:
Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00
Net income:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

Average Common Shares - Basic	17,047,392	16,138,210
Average Common Shares - Diluted	17,105,751	17,885,494

See accompanying notes to the condensed consolidated financial statements.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2008
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in Capital		Total Stockholders’ Equity

	Number of Shares	Par Value	Number of Shares	Par Value		Accumulated Deficit

BALANCES, December 31, 2007	1,380,000	$1,380	17,066,821	$17,066	$25,243,944	$(755,844)	$24,506,546

Dividends paid on preferred stock	—	—	—	—	—	(345,000)	(345,000)

Purchase and retirement of common stock	—	—	(136,000)	(136)	(115,010)	—	(115,146)

Net income	—	—	—	—	—	656,716	656,716

BALANCES, March 31, 2008	1,380,000	$1,380	16,930,821	$16,930	$25,128,934	$(444,128)	$24,703,116

See accompanying notes to the condensed consolidated financial statements.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$656,716	$529,808
Loss from discontinued operations	391,202	36,469

Income from continuing operations	1,047,918	566,277
Adjustments to reconcile net income to net cash provided by operating activities
Non-cash expenses related to stock compensation	—	55,000
Depreciation and amortization	45,390	44,440
Deferred income tax	18,500	700
Increase in:
Other assets	(40,958)	(70,357)
Increase (decrease) in:
Accounts payable and accrued expenses	(46,030)	181,317
Estimated court and media costs	(881,399)	(329,600)
Income taxes payable	279,938	(85,215)

Net cash provided by operating activities	423,359	362,562

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	—	(9,377)
Acquisition of consumer receivables	(265,181)	(2,850,623)
Collections applied to principal on consumer receivables	614,872	625,760

Net cash provided by (used in) investing activities	349,691	(2,234,240)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments) borrowings under lines of credit, net	(1,556,300)	767,533
Payment of preferred dividends	(345,000)	(345,000)

Net cash (used in) provided by financing activities	(1,901,300)	422,533

CASH FLOWS FROM DISCONTINUED OPERATIONS, NET
Operating activities	(131,060)	(397,185)
Investing activities	100,000	—
Financing activities	1,096,818	—

Net cash provided by (used in) discontinued operations	1,065,758	(397,185)

Net decrease in cash and cash equivalents	(62,492)	(1,846,330)

Cash and cash equivalents, beginning of period	162,180	2,444,356

Cash and cash equivalents, end of period	$99,688	$598,026

Supplemental disclosure of cash flow information:
Cash paid for interest - continuing operations	$333,071	$345,317
Cash paid for income taxes - continuing operations	$330,712	$451,361

Non-cash item:
Purchase and retirement of common stock	$115,146	$—

See accompanying notes to the condensed consolidated financial statements.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

The condensed consolidated financial statements of Velocity Asset Management, Inc. (“VAMI”) and its wholly-owned subsidiaries, Velocity Investments, LLC (“Velocity”), J. Holder, Inc. (“J. Holder”), VOM, LLC, (“VOM”), TLOP Acquisition Company, LLC (“TLOP”) and SH Sales, Inc. (“SH”) (the “Subsidiaries”, and together with Velocity Asset Management, Inc., the “Company”) included herein have been prepared by the Company and are unaudited; however, such information is in accordance with Securities and Exchange Commission regulations and reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results that may be achieved for the full year. The assets, liabilities and results of operations of J. Holder and VOM, have been presented as discontinued operations of these entities in these financial statements.

Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited, consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007.

The Company has one continuing industry segment - the acquisition, management, collection, and servicing of consumer receivables.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Properties Held for Sale

Properties held for sale consists of real property purchased by the Company for resale and are carried at the lower of cost or market value. This includes the cost to purchase the property and repairs or other costs required to present the property ready for resale. The Company recognizes income and related expenses from the sale of real property at the date the sale closes. These properties are maintained by the Company’s subsidiary, J. Holder and are reflected as discontinued operations.

Tax Certificates Held and Accrued Interest Receivable

The Company records its New Jersey municipal tax liens at cost plus accrued interest. Interest income is recognized using the effective interest method (“interest method”). These assets are maintained by the Company’s subsidiary, VOM and are reflected as discontinued operations.

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

The Company accounts for its investment in consumer receivable portfolios using the interest method under the guidance of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer.” SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows are recognized prospectively through adjustment of the internal rate of return (“IRR”) while decreases in expected cash flows are recognized as an impairment.

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

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

(UNAUDITED)

Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. The Company currently has no consumer receivable portfolios accounted for under the cost recovery method.

The Company estimates and capitalizes certain fees paid and to be paid to third parties related to the direct acquisition and collection of a portfolio of accounts. These fees are added to the cost of the individual portfolio and amortized over the life of the portfolio using the interest method. An offsetting liability is included as “Estimated court and media costs” on the balance sheet.

The Company establishes valuation allowances for all acquired loans subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the loans, if necessary. At March 31, 2008 and December 31, 2007, the Company had no valuation allowances on its consumer receivables.

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

Reclassifications

Certain reclassifications, which have no effect on net income, have been made to the prior period financial statements to conform to the current presentation. The operations of J. Holder and VOM, LLC have been reclassified as discontinued operations for all periods presented.

Fair Value

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS 157 on January 1, 2008 which did not have an impact on its consolidated financial position and results of operations.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

(UNAUDITED)

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS No. 159).” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management has not made an election to adopt this pronouncement.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, Business Combinations, and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements. Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. These Statements are effective for the Company beginning on January 1, 2009. The Company is currently evaluating the provisions of FAS 141(R) and FAS 160.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This new standard enhances the disclosure requirements related to derivative instruments and hedging activities required by FASB Statement No. 133. This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 and does not believe that it will have a significant impact on its consolidated financial position and results of operations.

In May 2008, the FASB issued FAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting generally accepted accounting principles in the United States. FAS 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present Fairly in Conformity With Generally Accepted Accounting Principles’”. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 162 on its condensed consolidated financial statements.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

(UNAUDITED)

NOTE 3 – CONSUMER RECEIVABLES

Consumer receivable activity for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Balance at beginning of period	$46,971,014	$38,327,926

Acquisitions and capitalized costs, net of returns	265,181	2,850,623
Amortization of capitalized costs	(14,799)	(14,799)

	250,382	2,835,824

Cash collections (1)	(4,421,118)	(3,681,803)

Income recognized on consumer receivables (1)	3,806,246	3,056,043

Cash collections applied to principal	(614,872)	(625,760)

Balance at end of period	$46,606,524	$40,537,990

(1) Excludes $28,607 derived from fully amortized interest method pools for the three months ended March 31, 2008.

As of March 31, 2008, based upon management’s current estimation of projected future collections, principal reductions will be as follows:

March 31,

2009	$10,012,304
2010	12,092,327
2011	11,110,269
2012	9,580,292
2013	3,584,132
Thereafter	227,200

$46,606,524

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

(UNAUDITED)

The accretable yield represents the amount of income the Company can expect to generate over the remaining lives of its existing portfolios based on estimated cash flows as of March 31, 2008 and 2007. Changes in the accretable yield are as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Balance at beginning of period	$31,442,803	$29,643,803
Income recognized on consumer receivables (1)	(3,806,246)	(3,056,043)
Additions	235,339	2,405,503

Balance at end of period	$27,871,896	$28,993,263

(1) Excludes $28,607 derived from fully amortized interest method pools for the three months ended March 31, 2008.

NOTE 4 – DISCONTINUED OPERATIONS

On December 31, 2007, the Board of Directors voted to discontinue operations of its wholly-owned subsidiaries J. Holder and VOM. The operations of J. Holder will cease upon the liquidation of all real properties, assignments and judgments. This is expected to occur before December 31, 2008. The Company is currently liquidating all of VOM’s tax certificates and is accepting proposals for the sale of VOM. The Company expects the liquidation or sale to be completed prior to December 31, 2008.

The divestiture of the businesses is consistent with the Company’s strategy of concentrating resources in the core product area of consumer receivables.

Revenues and net loss for the discontinued operations were as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Revenues	$41,426	$95,865

Loss from discontinued operations before income taxes	(455,366)	(82,296)

Assets and liabilities of the discontinued businesses were as follows:

	March 31, 2008	December 31, 2007

Notes receivable	$25,000	$25,000
Notes receivable from related party	—	100,000
Deposits on properties	10,000	10,000
Properties held for sale	5,926,119	5,962,739
Tax certificates held and accrued interest receivable, net	247,659	325,339
Deferred income tax asset, net	280,600	325,000
Other assets	12,204	45,241

Total assets	$6,501,582	$6,793,319

Accounts payable and accrued expenses	$941,846	$873,441
Line of credit	412,818	316,000
Notes payable	1,885,000	885,000
Notes payable to related parties	2,300,000	2,300,000

Total liabilities	$5,539,664	$4,374,441

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

(UNAUDITED)

NOTE 5 – LINES OF CREDIT

In February 2008, Velocity entered into a Fourth Amendment to the Loan and Security Agreement (the “Fourth Amendment to the Loan Agreement”) with the Lender pursuant to amend the Loan and Security Agreement dated January 27, 2005 (the “Original Loan Agreement”). Pursuant to the Fourth Amendment to the Loan Agreement, the Lender increased the amount of credit available under the credit facility from $17,500,000 to $22,500,000 and extended the maturity date until January 27, 2011. The Lender has agreed to eliminate the requirement that certain executive officers of the Company provide the Lender with joint and several limited guarantees of Velocity’s obligations under the Original Loan Agreement.

Use of the credit facility is subject to certain restrictive covenants under the Fourth Amendment to the Loan Agreement including but not limited to: a restriction on incurring additional indebtedness or liens; a change of control of Velocity; and a restriction on entering into transactions with affiliates outside the course of Velocity’s ordinary business. Velocity has agreed to maintain at least $14,000,000 in member’s equity and subordinated debt. The Company has also agreed to maintain at least $25,000,000 in stockholder’s equity and subordinated debt for the duration of the facility. In addition, Velocity and the Company covenant that net income for each subsequent quarter shall not be less than $375,000 and $200,000, respectively.

As of March 31, 2008 and December 31, 2007, the Company had $12,922,838 and $14,429,138 outstanding on the credit facility, respectively. The rate of interest at March 31, 2008 was 6.75%.

On June 14, 2007, the Company entered into an agreement for a revolving credit line for $800,000 with Northern State Bank. Interest on the outstanding principal balance will be the bank’s prime rate plus one-half percent per annum. Any sums loaned under the note may be repaid at any time, without premium or penalty, and reborrowed from time to time, until July 1, 2008. Payments of interest only are due on the 1st day of each and every month until July 1, 2008, on which date the entire balance or principal, interest and fees then unpaid shall be due and payable. The credit line is secured by various mortgages of real property held by the Company’s subsidiary, J. Holder. The Company had $412,818 and $316,000 outstanding on the credit line as of March 31, 2008 and December 31, 2007, respectively, which is reported in net liabilities of discontinued operations.

NOTE 6 – NOTE PAYABLE

On January 25, 2008, the Company issued a promissory note for $1,000,000 with a financial institution. The note bears interest at a rate of 7% per annum, payable monthly in arrears, on the first day of each month with the original principal amount plus accrued interest due October 25, 2008. The note is collateralized by specified real property owned by the Company’s subsidiary, J. Holder. The note is guaranteed by the Company and personally by certain executive officers of the Company. J. Holder has agreed to maintain a loan to value ratio of 33% at all times.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company received a note receivable in the amount of $205,000 in partial payment of the $455,000 purchase price from an officer and related party, John C. Kleinert for the assignment of membership interests in Ridgedale Avenue Commons, LLC, and Morris Avenue Commons, LLC, previously owned by J. Holder, Inc. As of December 31, 2007, the note had a balance of $100,000 which is included in the assets of discontinued operations, along with interest at the rate of 12% which shall accrue only on and after December 26, 2007, and is payable by means of one lump sum payment of principal and accrued interest on August 25, 2008. As of March 14, 2008, Mr. Kleinert made a $100,000 lump sum payment to the Company and the promissory note was retired. The Company waived $2,630 in accrued interest on the prepayment.

On December 28, 2007, the Company paid $115,146 in withholding taxes in connection with the vesting of 175,000 shares of restricted stock granted to James J. Mastriani. On March 14, 2008, Mr. Mastriani has returned 136,000 of such shares for cancellation and retirement to offset this payment.

The Company has notes payable with various related parties. Total interest expense to related parties for the three months ended March 31, 2008 and 2007 was $61,639 and $57,750, respectively. For the three months ended March 31, 2008 and March 31, 2007, $58,139 and $54,250, respectively, is included in the results of operations of discontinued operations.

The Company engages Ragan & Ragan, PC, an entity owned by Messrs. Ragan & Ragan, a director and officer of the Company, respectively, to pursue legal collection of its receivable portfolios with respect to obligors and properties located in the State of New Jersey. The fee arrangements between the Company’s subsidiaries Velocity, J. Holder and VOM and Ragan & Ragan, P.C., each dated as of January 1, 2005, have been reviewed and approved by all the members of a committee appointed by the Board of Directors other than Mr. Ragan, Sr. who abstained. John C. Kleinert and James J. Mastriani comprised the committee. In May 2007, the fee arrangements were approved by Unanimous Written Consent of the Board of Directors other than Mr. Ragan, Sr. who abstained.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

(UNAUDITED)

Ragan and Ragan, P.C. routinely advances court costs associated with their servicing of consumer receivable portfolios, which are subsequently reimbursed by the Company. These costs are included in the estimated court and media costs in the consolidated balance sheets.

Legal fees paid to Ragan & Ragan, P.C., by the Company’s subsidiaries were as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Velocity Investments, LLC	$210,541	$337,584
VOM, LLC	—	167

	$210,541	$337,751

NOTE 8 – EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares outstanding during each period, plus the dilutive effects of potential convertible securities related to preferred stock, convertible notes, options and warrants. Outstanding options and warrants to non-employees convertible into 1,390,910 and 1,177,160 shares of common stock, convertible preferred stock, convertible into 5,520,000 shares of common stock and convertible notes, convertible into 940,000 and -0- shares for the three months ended March 31, 2008 and 2007, respectively, were not included in the dilutive per share calculations because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Numerator:
Income from continuing operations	$1,047,918	$566,277
Preferred stock dividends	(345,000)	(345,000)

Income from continuing operations available to common shareholders	702,918	221,277
Discontinued operations, net of tax	(391,202)	(36,469)

Net income attributable to common shareholders - Basic and Diluted	$311,716	$184,808

Denominator:
Average shares of common stock outstanding - Basic	17,047,392	16,138,210
Effect of dilutive instruments:
Stock options	58,359	1,747,284

Weighted average shares - Diluted	17,105,751	17,885,494

NOTE 9 – SUBSEQUENT EVENTS

On May 6, 2008, the Company consummated an initial closing of its private placement offering of units comprised of shares of common stock (the “Shares”) and warrants to purchase shares of common stock to accredited investors. The Company sold an aggregate of 800,003 shares at a purchase price of $0.90 per Share with three year warrants to purchase an aggregate of 200,001 shares of the Company’s common stock at an exercise price of $1.125 per share. The Company intends to use the net proceeds from the offering primarily for the purchase of portfolios of unsecured consumer receivables and for general corporate purposes, including working capital.

The Company received net proceeds of $599,600 from the placement, after payment of offering expenses of approximately $70,000 and commissions of approximately $50,400. The Company retained a registered FINRA broker dealer to act as placement agent. In addition, the placement agent will receive three-year warrants to acquire 80,000 shares of the Company’s common stock at an exercise price of $1.125 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this report.

NOTE ON FORWARD LOOKING STATEMENTS

          This quarterly report on Form 10-Q includes and incorporates by reference “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 with respect to our financial condition, results of operations, plans, objectives, future performance and business, which are usually identified by the use of words such as “will,” “may,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “plans,” “predicts,” “continues,” “intends,” “should,” “would,” or similar expressions. We intend for these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with these safe harbor provisions.

          These forward-looking statements reflect our current views and expectations about our plans, strategies and prospects, which are based on the information currently available and on current assumptions.

          We cannot give any guarantee that these plans, intentions or expectations will be achieved. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those Risk Factors set forth in our Form 10-K for the year ended December 31, 2007. Listed below and discussed elsewhere in this prospectus are some important risks, uncertainties and contingencies that could cause our actual results, performances or achievements to be materially different from the forward-looking statements included or incorporated by reference in this prospectus. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the availability for purchase of consumer receivable portfolios, interests in distressed real property and tax lien certificates that satisfy our criteria;

•	competition in the industry;

•	the availability of debt and equity financing;

•	future acquisitions;

•	the availability of qualified personnel;

•	international, national, regional and local economic and political changes;

•	general economic and market conditions, including the current economic and housing crisis;

•	changes in applicable state and federal laws;

•	trends affecting our industry, our financial condition or results of operations;

•	the timing and amount of collections on our consumer receivable portfolios; and

•	increases in operating expenses associated with the growth of our operations.

          You should read this document with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

Overview

          We were organized in the State of Delaware in December 1986 as Tele-Optics, Inc. We were inactive until February 3, 2004, when we acquired STB, Inc. Since that acquisition, we have engaged in the business of acquiring, managing and servicing distressed assets, consisting of consumer receivable portfolios, interests in distressed real property and tax lien certificates. Historically, the business had been carried on by our three wholly-owned subsidiaries: Velocity Investments, LLC, which invests in non-performing consumer debt purchased in the secondary market at a discount from face value and then seeks to liquidate these debt portfolios through legal collection means; J. Holder, Inc. (“JHI”), which invested in distressed real property interests, namely real property being sold at sheriff’s foreclosure and judgment execution sales, defaulted mortgages, partial interests in real property and the acquisition of real property with clouded title; and VOM, LLC (“VOM”), which invested in New Jersey municipal tax liens with the focus on realization of value through legal collection and owned real estate opportunities presented by the current tax environment. On December 31, 2007, the Board of Directors of the Company unanimously approved management’s plan to discontinue the operation of the Company’s JHI and VOM subsidiaries and to sell and dispose of the assets or membership interests/capital stock of such subsidiaries. Accordingly, these operations are shown as discontinued operations in the accompanying financial statements.

          Our consumer receivable portfolios are purchased at a discount from the amount actually owed by the obligor. Our interests in distressed real property were purchased following an extensive due diligence process concerning the legal status of each property and a market analysis of the value of the property or underlying property. Our tax lien certificates were purchased at a discount from par following a due diligence analysis similar to that performed in connection with the purchase of interests in distressed real property. Our profitability as a company depends upon our ability to purchase and collect on a sufficient volume of our consumer receivables to generate revenue that exceeds our cost.

          After careful consideration of trends in revenues and future opportunities for growth, management has made the determination that the consumer receivables business will be the sole operating focus of the Company in 2008. As a result, the Company is currently considering all strategic alternatives for JHI and VOM, including, but not limited to, the sale of some or all of each entity’s assets, partnering or other collaboration agreements, or a merger, spin-off or other strategic transaction. On December 31, 2007, the Board of Directors of the Company unanimously approved management’s plan to discontinue the operation of the Company’s JHI and VOM subsidiaries and to sell and dispose of the assets or membership interests/capital stock of such subsidiaries. The operations of JHI will cease upon the liquidation of all real properties, assignments and judgments. This is expected to occur before December 31, 2008. The Company is currently liquidating all of VOM’s tax certificates and is accepting proposals for the sale of VOM. The Company expects the liquidation or sale to be completed prior to December 31, 2008.

          The divestiture of the businesses is consistent with the Company’s strategy of concentrating resources in the core product area of consumer receivables. The Company does not expect management’s plan with respect to the disposal of the assets of the discontinued operations to have a material effect on reported results of operations.

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

Purchased Consumer Receivable Portfolios and Revenue Recognition

          We purchase portfolios of consumer receivable accounts at a substantial discount from their face amounts, usually discounted at 75% to 98% from face value. We record these accounts at our acquisition cost, plus the estimated cost of court filing fees and account media. The portfolios of consumer receivables contain accounts that have experienced deterioration of credit quality between origination and our acquisition of the consumer receivable portfolios. The discounted amount paid for a portfolio of consumer receivable accounts reflects our determination that it is probable we will be unable to collect all amounts due according to the contractual terms of the accounts. At acquisition, we review the consumer receivable accounts in the portfolio to determine whether there is evidence of deterioration of credit quality since origination and whether it is probable that we will be unable to collect all amounts due according to the contractual terms of the accounts. If both conditions exist, we determine whether each such portfolio is to be accounted for individually or whether such portfolios will be assembled into static pools based on common risk characteristics. We consider expected prepayments and estimate the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio of consumer receivable accounts and subsequently aggregated pools of consumer receivable portfolios. We determine the excess of the pool’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted based on our proprietary acquisition models. The remaining amount, representing the excess of the loan’s cash flows expected to be collected over the amount paid, is accreted into income recognized on consumer receivables over the remaining life of the loan or pool using the interest method.

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

          Where the future cash collections of a portfolio cannot be reasonably estimated, we use the cost recovery method as prescribed under Statement of Position 03-3. Under the cost recovery method, no revenue is recognized until we have fully collected the initial acquisition cost of the portfolio. We currently have no consumer receivable portfolios that are accounted for under the cost recovery method.

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

          We establish valuation allowances for all acquired consumer receivable portfolios subject to Statement of Position 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the loans. At March 31, 2008 and March 31, 2007, we had no valuation allowance on our consumer receivables.

          Application of Statement of Position 03-3 requires the use of estimates to calculate a projected internal rate of return for each pool. These estimates are based on historical cash collections. If future cash collections are materially different in amount or timing than projected cash collections, earnings could be affected either positively or negatively. Higher collection amounts or cash collections that occur sooner than projected cash collections will have a favorable impact on yield and revenues. Lower collection amounts or cash collections that occur later than projected cash collections will have an unfavorable impact on operations. Consumer receivable activity for the three month periods ended March 31, 2008 and 2007 consisted of the following:

	For the Three Months Ended

	March 31, 2008	March 31, 2007

Balance at beginning of period	$46,971,014	$38,327,926

Acquisitions and capitalized costs, net of returns	265,181	2,850,623
Amortization of capitalized costs	(14,799)	(14,799)

	250,382	2,835,824

Cash collections (1)	(4,421,118)	(3,681,803)
Income recognized on consumer receivables (1)	3,806,246	3,056,043

Cash collections applied to principal	(614,872)	(625,760)

Balance at end of period	$46,606,524	$40,537,990

(1) Excludes $28,607 derived from fully amortized interest method pools for the three months ended March 31, 2008.

Stock Based Compensation

          We have adopted the fair value recognition provisions of “Share-Based Payment” (SFAS No. 123R), which supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated financial statements. SFAS No. 123R requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. Additionally, regarding the treatment of non-employee stock based compensation, we have followed the guidance of EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS No. 159).” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management has not made an election to adopt this pronouncement.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, Business Combinations, and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.   These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements.  Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. These Statements are effective for the Company beginning on January 1, 2009.  The Company is currently evaluating the provisions of FAS 141(R) and FAS 160.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.   This new standard enhances the disclosure requirements related to derivative instruments and hedging activities required by FASB Statement No. 133.   This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 and does not believe that it will have any impact on its consolidated financial position and results of operations.

In May 2008, the FASB issued FAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting generally accepted accounting principles in the United States. FAS 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present Fairly in Conformity With Generally Accepted Accounting Principles’”. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 162 on its condensed consolidated financial statements.

Results of Operations

          Total Revenues

          Comparison of the 2008 First Quarter to the 2007 First Quarter

          Total revenues from continuing operations for the three month period ended March 31, 2008 (the “2008 First Quarter”) were $3,836,209 as compared to $3,074,875 during the three month period ended March 31, 2007 (the “2007 First Quarter”), representing a 24.8% increase. The increase in revenues was primarily attributable to a significant increase in interest income related to collections on consumer receivables at our Velocity Investments subsidiary.

          Total Operating Expenses

          Comparison of the 2008 First Quarter to the 2007 First Quarter

          Total operating expenses in the 2008 First Quarter were $1,710,971 as compared to $1,736,237 during the 2007 First Quarter, representing a 1.5% decrease. The decrease in total operating expenses was primarily attributable to a decrease in general and administrative expenses slightly offset by an increase in professional fees.

          Other Income (Expense)

          Comparison of the 2008 First Quarter to the 2007 First Quarter

          Interest expense in the 2008 First Quarter was $335,070 as compared to $345,318 in the 2007 First Quarter, representing a 3.0% decrease. The decrease in interest expense was primarily attributable to a decline in the Wells Fargo Prime Rate in connection with Velocity Investments’ line of credit with Wells Fargo Foothill, Inc.

          Net Income (Loss)

          Comparison of the 2008 First Quarter to the 2007 First Quarter

          Net income for the 2008 First Quarter was $656,716 as compared to net income of $529,808 for the 2007 First Quarter, a 24.0% increase. Income from continuing operations for the 2008 First Quarter was $1,047,918 as compared to income from continuing operations for the 2007 First Quarter of $566,277, an 85.1% increase. The Company had a $391,202 loss from discontinued operations in the 2008 First Quarter compared to $36,469 in the 2007 First Quarter. The loss in the 2008 First Quarter was primarily attributable to the payment of approximately $230,000 in property taxes in connection with an investment property in Melbourne, Florida.

Liquidity and Capital Resources

Liquidity and Capital Resources

          The term “liquidity” refers to our ability to generate adequate amounts of cash to fund our operations, including portfolio purchases, operating expenses, tax payments and dividend payments, if any. Historically, we have generated working capital primarily from cash collections on our portfolios of consumer receivables in excess of the cash collections required to make principal and interest payments on our senior credit facility, and from offerings of equity securities and debt instruments. At March 31, 2008, the Company had approximately $100,000 in cash and cash equivalents, approximately $9,600,000 in credit available from our credit facility and trade accounts payable of approximately $506,000. Management believes that the revenues expected to be generated from operations, the May 2008 equity offering discussed below and the Company’s line of credit will be sufficient to finance operations through the first quarter of 2009. However, in order to continue to execute our business plan, the Company will need to raise additional capital by way of the sale of equity securities or debt instruments. If, for any reason, our available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors, including acquisitions), we will be required to seek additional funding.

          On December 31, 2007, the Board of Directors of the Company unanimously approved management’s plan to discontinue the operation of the Company’s JHI and VOM subsidiaries. The Company does not expect management’s plan with respect to the disposal of assets of the discontinued operations to have a material effect on the Company’s liquidity. The discontinued operations have no employees and management believes that it will require an immaterial amount of general and administrative expense to execute management’s plan.

          Net cash provided by operating activities was approximately $423,000 during the three months ended March 31, 2008, compared to net cash provided by operating activities of approximately $363,000 during the three months ended March 31, 2007. The increase in net cash provided by operating activities was primarily related to an increase in net income partially offset by estimated court and media costs. Net cash provided by investing activities was approximately $350,000 during the three months ended March 31, 2008, compared to net cash used in investing activities of $2,234,000 during the three months ended March 31, 2007. The decrease in net cash used in investing activities was primarily due to a decrease in acquisition of consumer receivables portfolios. Net cash used in financing activities was approximately $1,900,000 during the three months ended March 31, 2008, compared to net cash provided by financing activities of approximately $423,000 during the three months ended March 31, 2007. The decrease in net cash provided by financing activities was primarily due to collections of consumer receivables at Velocity Investments paying down the principal amount outstanding on the Wells Fargo Loan. Net cash provided by discontinued operations was approximately $1,066,000 during the three months ended March 31, 2008 as compared to net cash used by discontinued operations of approximately $397,000 during the three months ended March 31, 2007. The increase in cash provided by discontinued operations was primarily due to a $1,000,000 promissory note issued by J. Holder collateralized by a specified real property.

          On January 27, 2005, VI entered into a Loan and Security Agreement with Wells Fargo, Inc., a California corporation, in which Wells Fargo agreed to provide VI with a three year $12,500,000 senior credit facility to finance the acquisition of individual pools of unsecured consumer receivables that are approved by Wells Fargo under specific eligibility criteria set forth in the Loan and Security Agreement.

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

          On February 27, 2006, VI entered into a First Amendment to the Loan and Security Agreement pursuant to which Wells Fargo extended the credit facility until January 27, 2009 and agreed to increase the advance rate under the facility to 75% (up from 60%) of the purchase price of individual pools of unsecured consumer receivables that are approved by the lender. Under the First Amendment to the Loan and Security Agreement, Wells Fargo also agreed to reduce the interest rate on the loan from 3.5% above the prime rate of Wells Fargo Bank, N.A. to 1.5% above such prime rate. On February 23, 2007, we entered into a Third Amendment to the Loan Agreement dated January 27, 2005. Pursuant to the Amended and Restated Loan Agreement, the Lender agreed to permanently increase our credit facility up to $17,500,000. On March 3, 2008 (effective February 29, 2008), the Lender increased the amount of credit available under the Credit Facility from $17,500,000 to $22,500,000 and extended the maturity date until January 27, 2011. The Lender also agreed to eliminate the requirement that certain executive officers of VI and the Company provide the Lender with joint and several limited guarantees of VI’s obligations under the Original Loan Agreement.

          Use of the Credit Facility is subject to VI meeting certain restrictive covenants under the Fourth Amendment to the Loan Agreement including but not limited to: a restriction on incurring additional indebtedness or liens; a change of control of Velocity; a restriction on entering into transactions with affiliates outside the course of Velocity’s ordinary business; and a restriction on making payments to the Company in compliance with the Subordination Agreement. Velocity has agreed to maintain at least $14,000,000 in member’s equity and subordinated debt. The Company has also agreed to maintain at least $25,000,000 in stockholder’s equity and subordinated debt for the duration of the facility. In addition, Velocity and the Company covenant that net income for each subsequent quarter shall not be less than $375,000 and $200,000, respectively. The Company had $12,923,000 outstanding on the credit line as of March 31, 2008.

          On January 25, 2008, the Company issued a promissory note for $1,000,000 with a financial institution. The note bears interest at a rate of 7% per annum, payable monthly in arrears, on the first day of each month with the original principal amount plus accrued interest due October 25, 2008. The note is collateralized with specified real property owned by the Company’s subsidiary, J. Holder. The Note is guaranteed by the Company and personally by certain executive officers of the Company. J. Holder has agreed to maintain a loan to value ratio of 33% at all times.

          On May 6, 2008, the Company consummated an initial closing of its private placement offering of units comprised of shares of common stock and warrants to purchase shares of common stock to accredited investors. The Company sold an aggregate of 800,003 shares at a purchase price of $0.90 per share and delivered three-year warrants to purchase 200,001 shares of the Company’s common stock at an exercise price of $1.125 per share. The Company intends to use the net proceeds from the offering primarily for the purchase of portfolios of unsecured consumer receivables and for general corporate purposes, including working capital.

          The Company received net proceeds of $599,600 from the placement, after payment of offering expenses of approximately $70,000 and commissions of approximately $50,400. The Company retained a registered FINRA broker dealer to act as placement agent. In addition, the placement agent is entitled to receive three-year warrants to acquire 80,000 shares of the Company’s common stock at an exercise price of $1.125 per share.

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

Supplementary Information on Consumer Receivables Portfolios:

          The following tables show certain data related to our entire owned portfolios. These tables describe the purchase price, cash collections and related multiples. We utilize a long-term legal approach to collecting our portfolios of consumer receivables. This approach has historically caused us to realize significant cash collections from pools of consumer receivables years after they are initially acquired. When we acquire a new pool of consumer receivables, our estimates typically result in a 60 month projection of cash collections.

		Portfolio Purchases/Collections (dollar amounts in thousands)
				Gross Cash Collections Per Period
Reporting Period	Outstanding Amount	Portfolios Purchased	Purchase Price

Period Ended March 31, 2007	$41,860	6	$1,763	$3,682

Period Ended March 31, 2008	$129,893	2	$169	$4,450

Portfolio Purchases and Performance
Year	Total # Portfolios	Initial Outstanding Amount (1)	Purchase Price (2)	Gross Cash Collections (3)	Gross Cash Collections as a % of Cost (4)	Average Price Per Dollar Outstanding (5)

2003	5	$11,497,833	$2,038,950	$8,409,543	412.44%	$0.1773
2004	10	$9,511,088	$1,450,115	$3,251,611	224.23%	$0.1525
2005	22	$133,103,213	$11,449,557	$15,741,075	137.48%	$0.0860
2006	26	$199,042,032	$15,367,940	$11,218,057	73.00%	$0.0772
2007	19	$129,892,667	$9,316,779	$2,565,948	27.54%	$0.0717
2008	2	$1,960,656	$168,621	$2,383	1.41%	$0.0860

(1)

Initial Outstanding Amount represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and returns. (“Returns” are defined as purchase price refunded by the seller due to the return of non-compliant accounts, such as deceased and bankrupt accounts.)

(2)	Purchase Price represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables, and does not include certain capitalized acquisition costs.

(3)	Gross Cash Collections include gross cash collections on portfolios of consumer receivables as of March 31, 2008.

(4)

Gross Cash Collections as a Percentage of Cost represents the gross cash collections on portfolios of consumer receivables as of March 31, 2008 divided by the purchase price such portfolios in the related calendar year.

(5)

Average Price Per Dollar Outstanding represents the Purchase Price of portfolios of consumer receivables divided by the Initial Outstanding Amount of such portfolios purchased in the related calendar year.

          The prices we pay for our consumer receivable portfolios are dependent on many criteria including the age of the portfolio, the type of receivable, our analysis of the percentage of obligors who owe debt that is collectible through legal collection means and the geographical distribution of the portfolio. When we pay higher prices for portfolios that may have a higher percentage of obligors whose debt we believe is collectible through legal collection means, we believe it is not at the sacrifice of our expected returns. Price fluctuations for portfolio purchases from quarter to quarter or year over year are indicative of the economy or overall mix of the types of portfolios we are purchasing.

          During the three months ended March 31, 2008, we acquired 2 portfolios of consumer receivables aggregating approximately $2 million in initial outstanding amount at a purchase price of approximately $169,000, bringing the aggregate initial outstanding amount of consumer receivables under management as of March 31, 2008 to approximately $487 million, an increase of 23.3% as compared to approximately $395 million as of March 31, 2007. For the three months period ended March 31, 2008, we posted gross collections of approximately $4.45 million, compared to gross collections of $3.68 million in the three month period ended March 31, 2007, representing a 20.1% increase. Additionally, in April 2008, we acquired two portfolios of consumer receivables aggregating approximately $9.65 million in initial outstanding amount at a purchase price of approximately $581,000.

Trends

          As a result of the March 2008 increase in our senior line of credit and our outstanding preferred stock, we anticipate that we will incur significant increases in interest expense and dividend payments, offset over time, by expected increased revenues from consumer receivable portfolios purchased utilizing funds under such line of credit. No assurance can be given that the expected revenues from such purchased portfolios will exceed the additional interest expense and dividend payments. While we are not presently aware of any other known trends that may have a material impact on our revenues, we are continuing to monitor our collections to assess whether the current economic and housing crisis will have a long term impact on collections. We do not believe that the recent decreases in interest rates has had or will have a material adverse effect upon our business.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

          Not applicable.

Item 4. Controls and Procedures

          Evaluation of Disclosure Controls and Procedures

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

          As a result of an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by our periodic report on Form 10-Q for the period ended March 31, 2008, with the participation of our Chief Executive Officer and Chief Financial Officer, we identified a material weakness in our internal controls over financial reporting relating to the compliance of certain related party transactions with the Sarbanes-Oxley Act.

          A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected. Management has concluded that material weaknesses existed in the following areas with respect to Compliance with Section 402 of the Sarbanes Oxley Act as of March 31, 2008:

•

The Company received a note receivable in the amount of $205,000 in partial payment of the $455,000 purchase price from an officer and related party, John C. Kleinert, for the assignment of membership interests in Ridgedale Avenue Commons, LLC, and Morris Avenue Commons, LLC, previously owned by J. Holder, Inc. As of December 31, 2007, the note had a balance of $100,000, along with interest at the rate of 12% which accrued only on and after December 26, 2007, and was payable by means of one lump sum payment of principal and accrued interest on August 25, 2008. As of March 14, 2008, Mr. Kleinert made a $100,000 lump sum payment to the Company and the promissory note was retired. The Company waived approximately $2,600 in accrued interest.

•

On December 28, 2007, the Company paid $115,146 in withholding taxes in connection with the vesting of 175,000 shares of restricted stock granted to James J. Mastriani. As of March 14, 2008, Mr. Mastriani returned 136,000 of such shares for cancellation and retirement in order to offset such payment.

          The following remedial actions were undertaken immediately.

•	The Company has engaged BDO Seidman, LLP as its Sarbanes-Oxley consultant to advise and assist the Company in its compliance with internal controls over financial reporting in the future.

•

Prior to presenting any related party transaction to the Board of Directors for approval, management of the Company will submit any such transition to securities law counsel for review to ensure compliance with applicable securities law.

          Velocity continues the process to complete a thorough review of its internal controls as part of its preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires our management to report on, and our external auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. As a non-accelerated filer under Rule 12b-2 of the Exchange Act, our first report under Section 404 as a smaller reporting company will be contained in our Form 10-K for the period ended December 31, 2009.

          Changes in Internal Control over Financial Reporting

          Further, other than the above, there were no changes in the Company’s internal control over financial reporting during the first quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

          In the ordinary course of our business we are involved in numerous legal proceedings. We regularly initiate collection lawsuits against consumers using our network of third party law firms. Also, consumers may occasionally initiate litigation against us in which they allege that we have violated a Federal or state law in the process of collecting on their account. We do not believe that these matters are material to our business and financial condition.

          As of March 31, 2008, there are presently no material pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is the subject and, to the best of our knowledge, no such actions against us is contemplated or threatened.

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

VELOCITY ASSET MANAGEMENT, INC.

Dated: May 23, 2008	By:	/s/ John C. Kleinert

John C. Kleinert
Chief Executive Officer and President