Form 10-Q
period 2008-06-30
VELOCITY ASSET MANAGEMENT INC
filed 2008-08-15
CIK 813565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008 or

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

As of August 8, 2008, there were 17,875,987 shares of the Company’s common stock outstanding.

VELOCITY ASSET MANAGEMENT, INC.

TABLE OF CONTENTS

FORM 10-Q

June 30, 2008

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007

	(Unaudited)
ASSETS

Cash and cash equivalents	$167,166	$162,180
Consumer receivables, net	46,826,499	46,971,014
Property and equipment, net of accumulated depreciation	52,984	64,420
Deferred income tax asset, net	78,000	98,600
Security deposits	30,224	30,224
Other assets (including $0 and $115,146 employee loan to a related party at June 30, 2008 and December 31, 2007, respectively)	395,316	487,071
Assets of discontinued operations	5,868,656	6,793,319

Total assets	$53,418,845	$54,606,828

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accounts payable and accrued expenses	$359,652	$552,269
Estimated court and media costs	6,218,590	7,374,212
Line of credit	11,627,437	14,429,138
Notes payable	200,000	—
Notes payable to related parties	700,000	200,000
Convertible subordinated notes	2,350,000	2,350,000
Income taxes payable	1,093,609	820,222
Liabilities from discontinued operations (including notes payable to related parties of $2,300,000)	5,419,377	4,374,441

Total liabilities	27,968,665	30,100,282

STOCKHOLDERS’ EQUITY

Series A 10% convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,380,000 shares issued and outstanding (liquidation preference of $13,800,000)	1,380	1,380
Common stock, $0.001 par value, 40,000,000 shares authorized, 17,875,987 and 17,066,821 shares issued and outstanding, respectively	17,875	17,066
Additional paid-in-capital	25,921,639	25,243,944
Accumulated deficit	(490,714)	(755,844)

Total stockholders’ equity	25,450,180	24,506,546

Total liabilities and stockholders’ equity	$53,418,845	$54,606,828

The accompanying notes are an integral part of the condensed consolidated financial statements.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2008	2007	2008	2007

REVENUES
Income on consumer receivables	$3,660,073	$3,291,023	$7,494,926	$6,347,066
Other income	1,840	5,191	3,196	24,023

Total revenues	3,661,913	3,296,214	7,498,122	6,371,089

OPERATING EXPENSES
Professional fees (including fees paid to related parties of $226,104 and $273,866 and $436,645 and $611,450 for the three and six month periods ended June 30, 2008 and 2007, respectively)	1,401,163	1,209,140	2,570,707	2,124,864
General and administrative expenses	656,955	585,030	1,198,382	1,405,633

Total operating expenses	2,058,118	1,794,170	3,769,089	3,530,497

Income from operations	1,603,795	1,502,044	3,729,033	2,840,592

Interest expense (including interest incurred to related parties of $3,500 and $3,500 and $7,000 and $7,000 for the three and six month periods ended June 30, 2008 and 2007, respectively)	(273,708)	(394,049)	(608,778)	(739,367)

Income from continuing operations before provision for income taxes	1,330,087	1,107,995	3,120,255	2,101,225

Provision for income taxes	579,578	369,822	1,321,828	796,775

Income from continuing operations	750,509	738,173	1,798,427	1,304,450

Loss from discontinued operations (including fees paid and interest incurred to related parties of $-0- and $25 and $-0- and $192 and $58,139 and $54,853 and $116,278 and $109,103 for the three and six month ended June 30, 2008 and 2007, respectively, and net of tax benefit of $231,390 and $48,337 and $295,554 and $94,164 for the three and six months ended June 30, 2008 and 2007, respectively)	(452,095)	(92,441)	(843,297)	(128,910)

Net income	298,414	645,732	955,130	1,175,540

Preferred dividends	(345,000)	(345,000)	(690,000)	(690,000)

Net income (loss) attributable to common shareholders	$(46,586)	$300,732	$265,130	$485,540

Earnings (loss) per common share:
Income from continuing operations:
Basic	$0.02	$0.02	$0.06	$0.04
Diluted	$0.02	$0.02	$0.06	$0.03
Discontinued operations:
Basic	$(0.03)	$0.00	$(0.05)	$(0.01)
Diluted	$(0.03)	$0.00	$(0.05)	$0.00
Net income:
Basic	$(0.01)	$0.02	$0.01	$0.03
Diluted	$(0.01)	$0.02	$0.01	$0.03

Average common shares - basic	17,488,534	16,163,936	17,267,963	16,151,144
Average common shares - diluted	17,604,453	17,719,398	17,355,102	17,802,517

The accompanying notes are an integral part of the condensed consolidated financial statements.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2008
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in Capital		Total Stockholders’ Equity

	Number of Shares	Par Value	Number of Shares	Par Value		Accumulated Deficit

BALANCES, December 31, 2007	1,380,000	$1,380	17,066,821	$17,066	$25,243,944	$(755,844)	$24,506,546

Dividends paid on preferred stock	—	—	—	—	—	(690,000)	(690,000)

Retirement of common stock	—	—	(136,000)	(136)	(115,010)	—	(115,146)

Private placement offering of 945,166 shares of common stock and warrants to purchase 236,293 shares of common stock (net of issuance costs of $61,350)	—	—	945,166	945	792,705	—	793,650

Net income	—	—	—	—	—	955,130	955,130

BALANCES, June 30, 2008	1,380,000	$1,380	17,875,987	$17,875	$25,921,639	$(490,714)	$25,450,180

The accompanying notes are an integral part of the condensed consolidated financial statements.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$955,130	$1,175,540
Loss from discontinued operations	843,297	128,910

Income from continuing operations	1,798,427	1,304,450
Adjustments to reconcile net income to net cash provided by operating activities
Stock compensation	—	71,250
Depreciation and amortization	83,471	90,052
Deferred income tax	20,600	80,600
Increase (decrease) in:
Security deposits	—	(3,624)
Other assets	(14,705)	(79,033)
Accounts payable and accrued expenses	(192,617)	361,143
Estimated court and media costs	(1,155,622)	(961,070)
Income taxes payable	273,387	(549,650)

Net cash provided by operating activities	812,941	314,118

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(1,123)	(12,339)
Acquisition of consumer receivables	(1,603,082)	(6,450,400)
Collections applied to principal on consumer receivables	1,717,999	1,868,839

Net cash provided by (used in) investing activities	113,794	(4,593,900)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments) borrowings under lines of credit, net	(2,851,701)	3,211,991
Proceeds of notes payable	200,000	—
Proceeds of note payable from a related party	500,000	—
Net proceeds from private placement	793,650	—
Net proceeds from convertible subordinated notes	—	1,800,000
Payment of preferred dividends	(690,000)	(690,000)

Net cash (used in) provided by financing activities	(2,048,051)	4,321,991

CASH FLOWS FROM DISCONTINUED OPERATIONS, NET
Operating activities	129,310	(632,096)
Investing activities	100,000	—
Financing activities	896,992	235,000

Net cash provided by (used in) discontinued operations	1,126,302	(397,096)

Net increase (decrease) in cash and cash equivalents	4,986	(354,887)

Cash and cash equivalents, beginning of period	162,180	2,444,356

Cash and cash equivalents, end of period	$167,166	$2,089,469

Supplemental disclosure of cash flow information:
Cash paid for interest - continuing operations	$919,841	$345,317
Cash paid for income taxes - continuing operations	$606,778	$451,361

Non-cash item:
Retirement of common stock in satisfaction of employee receivable	$115,146	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

The condensed consolidated financial statements of Velocity Asset Management, Inc. (“VAMI”) and its wholly-owned subsidiaries, Velocity Investments, LLC (“Velocity”), J. Holder, Inc. (“J. Holder”), VOM, LLC, (“VOM”), TLOP Acquisition Company, LLC (“TLOP”) and SH Sales, Inc. (“SH”) (the “Subsidiaries”, and together with Velocity Asset Management, Inc., the “Company”) included herein have been prepared by the Company and are unaudited; however, such information is in accordance with Securities and Exchange Commission regulations and reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results that may be achieved for the full year. The assets, liabilities and results of operations of J. Holder and VOM, have been presented as discontinued operations of these entities in these financial statements.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Properties Held for Sale

Properties held for sale consists of real property purchased by the Company for resale and are carried at the lower of cost or market value. This includes the cost to purchase the property and repairs or other costs required to present the property ready for resale. The Company recognizes income and related expenses from the sale of real property at the date the sale closes. These properties are maintained by the Company’s subsidiary, J. Holder and are reflected as a part of discontinued operations.

Tax Certificates Held and Accrued Interest Receivable

The Company records its New Jersey municipal tax liens at cost plus accrued interest. Interest income is recognized using the effective interest method (“interest method”). These assets are maintained by the Company’s subsidiary, VOM and are reflected as a part of discontinued operations.

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
June 30, 2008
(UNAUDITED)

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

The Company establishes valuation allowances for all acquired loans subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the loans, if necessary. At June 30, 2008 and December 31, 2007, the Company had no valuation allowances on its consumer receivables.

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

Fair Value

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No.157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS 157 on January 1, 2008 which did not have an impact on its consolidated financial position and results of operations.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”).” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management has not made an election to adopt this pronouncement.

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”), and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements. Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. These Statements are effective for the Company beginning on January 1, 2009. The Company is currently evaluating the provisions of SFAS 141(R) and SFAS 160.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This new standard enhances the disclosure requirements related to derivative instruments and hedging activities required by FASB Statement No. 133. This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 and does not believe that it will have a significant impact on its condensed consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles generally accepted in the United States. SFAS 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present Fairly in Conformity With Generally Accepted Accounting Principles’”. The Company expects that the adoption of this standard would have no impact on its condensed consolidated financial position and results of operations.

NOTE 3 – CONSUMER RECEIVABLES

Consumer receivable activity for the periods ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Balance at beginning of period	$46,606,524	$40,537,990	$46,971,014	$38,327,926

Acquisitions and capitalized costs, net of returns	1,337,901	3,599,777	1,603,082	6,450,400
Amortization of capitalized costs	(14,799)	(14,799)	(29,598)	(29,598)

	1,323,102	3,584,978	1,573,484	6,420,802

Cash collections (1)	(4,739,198)	(4,534,102)	(9,160,316)	(8,215,905)
Income recognized on consumer receivables (1)	3,636,071	3,291,023	7,442,317	6,347,066

Cash collections applied to principal	(1,103,127)	(1,243,079)	(1,717,999)	(1,868,839)

Balance at end of period	$46,826,499	$42,879,889	$46,826,499	$42,879,889

(1) Excludes $24,002 and $52,609 derived from fully amortized pools for the three and six months ended June 30, 2008, respectively.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

As of June 30, 2008, based upon management’s current estimate of projected future collections, principal reductions will be as follows:

June 30,

2009	$10,846,758
2010	12,398,332
2011	10,943,258
2012	9,832,766
2013	2,756,579
Thereafter	48,806

$46,826,499

The accretable yield represents the amount of income the Company can expect to generate over the remaining lives of its existing portfolios based on estimated cash flows as of June 30, 2008 and 2007. Changes in the accretable yield are as follows:

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007

Balance at beginning of period	$31,442,803	$29,643,803
Income recognized on consumer receivables (1)	(7,442,317)	(6,347,066)
Additions	551,926	7,924,639

Balance at end of period	$24,552,412	$31,221,376

(1) Excludes $24,002 and $52,609 derived from fully amortized pools for the three and six months ended June 30, 2008, respectively.

NOTE 4 – DISCONTINUED OPERATIONS

On December 31, 2007, the Board of Directors voted to discontinue the operations of its wholly-owned subsidiaries J. Holder and VOM. The operations of J. Holder will cease upon the liquidation of all real properties, assignments and judgments. This is expected to occur before December 31, 2008. The Company is currently liquidating all of VOM’s tax certificates and is accepting proposals for the sale of VOM. The Company expects the liquidation or sale to be completed prior to December 31, 2008.

The divestiture of the businesses is consistent with the Company’s strategy of concentrating resources in the core product area of consumer receivables.

Revenues and net loss for the discontinued operations were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenues	$341,603	$185,276	$383,029	$281,141

Loss from discontinued operations before income taxes	$(683,485)	$(140,778)	$(1,138,851)	$(223,074)

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

Assets and liabilities of the discontinued businesses were as follows:

	June 30, 2008	December 31, 2007

Notes receivable	$25,000	$25,000
Notes receivable from related party	—	100,000
Deposits on properties	10,000	10,000
Properties held for sale	5,127,539	5,962,739
Tax certificates held and accrued interest receivable, net	248,482	325,339
Deferred income tax asset, net	447,600	325,000
Other assets	10,035	45,241

Total assets	$5,868,656	$6,793,319

Accounts payable and accrued expenses	$1,021,385	$873,441
Line of credit	212,992	316,000
Notes payable	1,885,000	885,000
Notes payable to related parties	2,300,000	2,300,000

Total liabilities	$5,419,377	$4,374,441

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

Use of the credit facility is subject to certain restrictive covenants under the Fourth Amendment to the Loan Agreement including but not limited to: a restriction on incurring additional indebtedness or liens; a change of control of Velocity; and a restriction on entering into transactions with affiliates outside the course of Velocity’s ordinary business. Velocity has agreed to maintain at least $14,000,000 in member’s equity and subordinated debt. The Company has also agreed to maintain at least $25,000,000 in stockholder’s equity and subordinated debt for the duration of the facility. In addition, our Velocity subsidiary and the Company covenant that net income for each subsequent quarter shall not be less than $375,000 and $200,000, respectively.

As of June 30, 2008 and December 31, 2007, the Company had $11,627,437 and $14,429,138 outstanding on the credit facility, respectively. The rate of interest at June 30, 2008 was 6.50%.

On June 14, 2007, the Company entered into an agreement for a revolving credit line for $800,000 with Northern State Bank. Interest on the outstanding principal balance will be the bank’s prime rate plus one-half percent per annum. Any sums loaned under the note may be repaid at any time, without premium or penalty, and reborrowed from time to time, until July 1, 2008. Payments of interest only are due on the 1st day of each and every month until July 1, 2008, on which date the entire balance or principal, interest and fees then unpaid shall be due and payable. The credit line is secured by various mortgages of real property held by the Company’s subsidiary, J. Holder. The Company had $212,992 and $316,000 outstanding on the credit line as of June 30, 2008 and December 31, 2007, respectively, which is reported in net liabilities of discontinued operations. On July 1, 2008, the Company extended the maturity date of the note until January 1, 2009.

NOTE 6 – NOTES PAYABLE

On January 25, 2008, the Company issued a promissory note for $1,000,000 with a financial institution. The note bears interest at a rate of 7% per annum, payable monthly in arrears, on the first day of each month with the original principal amount plus accrued interest due October 25, 2008. The note is collateralized by specified real property owned by the Company’s subsidiary, J. Holder. The note is guaranteed by the Company and personally by certain executive officers of the Company. J. Holder has agreed to maintain a loan to value ratio of 33% at all times. This is reported in net liabilities of discontinued operations.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

On May 30, 2008 and June 10, 2008, Velocity consummated the closings of its private placement offering of 14% Subordinated Notes (the “Notes”) due 2011 (the “Offering”) to accredited investors (“Investors”). The Notes were offered and sold pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Velocity issued Notes in the aggregate principal amount of $700,000. Interest is payable quarterly in arrears beginning on the last day of the month that is four months from the date of the Notes. Velocity will pay the principal amount of the Notes upon the earlier of maturity or redemption. The Notes will be subordinated in liquidation preference and in right of payment to all of the Company’s existing debt. The Notes will be senior in right of payment and in liquidation preference to any future “long term” debt of the Company. Upon an event of default, Velocity will pay the Note holder a late charge computed at the rate of 18% per annum of the amount not paid. $500,000 of the Notes are being held by a related party of the Company.

Velocity used the net proceeds from the Offering primarily for the purchase of portfolios of unsecured consumer receivables and for general corporate purposes, including working capital.

NOTE 7 – COMMON STOCK

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

On May 19, 2008, the Company consummated its second and final closing of its private placement offering of Units comprised of shares of common stock and warrants to purchase shares of common stock to accredited investors. Together with the first closing, the Company sold an aggregate of 945,166 shares, 800,003 of which were at a purchase price of $0.90 per share and 145,163 of which were at a purchase price of $0.93 per share and delivered three-year warrants to purchase an aggregate of 236,293 shares of the Company’s common stock. The Company used the net proceeds from the offering primarily for the purchase of portfolios of unsecured consumer receivables and for general corporate purposes, including working capital.

The warrants entitle the holders to purchase shares of the Company’s common stock reserved for issuance thereunder for a period of three years from the date of issuance. 200,001 of the warrants have an exercise price of $1.125 per share and 36,292 of the warrants have an exercise price of $1.16 per share, or the holders may receive shares pursuant to a cashless exercise provision. The warrants contain certain anti-dilution rights on terms specified in the Warrants.

The Company received net proceeds of $793,650 from the placement, after commissions of approximately $61,350. The Company retained a registered FINRA broker dealer to act as placement agent. In addition, the placement agent will receive three-year warrants to acquire 80,000 shares of the Company’s common stock at an exercise price of $1.125 per share.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company received a note receivable in the amount of $205,000 in partial payment of the $455,000 purchase price from an officer and related party, John C. Kleinert for the assignment of membership interests in Ridgedale Avenue Commons, LLC, and Morris Avenue Commons, LLC, previously owned by J. Holder, Inc. As of December 31, 2007, the note had a balance of $100,000 which is included in the assets of discontinued operations, along with interest at the rate of 12% which shall accrue only on and after December 26, 2007, and is payable by means of one lump sum payment of principal and accrued interest on August 25, 2008. On March 14, 2008, Mr. Kleinert made a $100,000 lump sum payment to the Company and the promissory note was retired. The Company waived $2,630 in accrued interest on the prepayment.

On December 28, 2007, the Company paid $115,146 in withholding taxes in connection with the vesting of 175,000 shares of restricted stock granted to James J. Mastriani. On March 14, 2008, Mr. Mastriani returned 136,000 of such shares for cancellation and retirement to offset this payment.

The Company has notes payable to various related parties. Total interest expense to related parties for the three and six months ended June 30, 2008 and 2007 was $61,639 and $58,353 and $123,278 and $116,103, respectively. For the three and six months ended June 30, 2008 and 2007, $58,139 and $54,853 and $116,278 and $109,103, respectively, are included in the results of operations of discontinued operations.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

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

Legal fees paid to Ragan & Ragan, P.C., by the Company’s subsidiaries were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Velocity Investments, LLC	$226,104	$273,866	$436,645	$611,450
VOM, LLC	—	25	—	192

	$226,104	$273,891	$436,645	$611,642

NOTE 9 – EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares outstanding during each period, plus the dilutive effects of potential convertible securities related to preferred stock, convertible notes, options and warrants. Outstanding options and warrants to non-employees convertible into 1,457,203 and 1,177,160 shares of common stock, convertible preferred stock, convertible into 5,520,000 shares of common stock and convertible notes, convertible into 940,000 and 9,890 and 940,000 and 4,945 shares for the three and six months ended June 30, 2008 and 2007, respectively, were not included in the dilutive per share calculations because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Income from continuing operations	$750,509	$738,173	$1,798,427	$1,304,450
Preferred stock dividends	(345,000)	(345,000)	(690,000)	(690,000)

Income from continuing operations available to common stockholders	405,509	393,173	1,108,427	614,450
Discontinued operations, net of tax	(452,095)	(92,441)	(843,297)	(128,910)

Net income (loss) attributable to common shareholders - Basic and Diluted	$(46,586)	$300,732	$265,130	$485,540

Denominator:
Average shares of common stock outstanding - Basic	17,488,534	16,163,936	17,267,963	16,151,144
Effect of dilutive instruments:
Stock options	115,919	1,555,462	87,139	1,651,373

Weighted average shares - Diluted	17,604,453	17,719,398	17,355,102	17,802,517

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

           We cannot give any guarantee that these plans, intentions or expectations will be achieved. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those Risk Factors set forth in our Form 10-K for the year ended December 31, 2007. Listed below and discussed elsewhere in this quarterly report are some important risks, uncertainties and contingencies that could cause our actual results, performances or achievements to be materially different from the forward-looking statements included in this quarterly report. These risks, uncertainties and contingencies include, but are not limited to, the following:

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

Overview

           We were organized in the State of Delaware in December 1986 as Tele-Optics, Inc. We were inactive until February 3, 2004, when we acquired STB, Inc. Since that acquisition, we have engaged in the business of acquiring, managing and servicing distressed assets, consisting of consumer receivable portfolios, interests in distressed real property and tax lien certificates. Historically, the business had been carried on by our three wholly-owned subsidiaries: Velocity Investments, LLC (“VI”), which invests in non-performing consumer debt purchased in the secondary market at a discount from face value and then seeks to liquidate these debt portfolios through legal collection means; J. Holder, Inc. (“JHI”), which invested in distressed real property interests, namely real property being sold at sheriff’s foreclosure and judgment execution sales, defaulted mortgages, partial interests in real property and the acquisition of real property with clouded title; and VOM, LLC (“VOM”), which invested in New Jersey municipal tax liens with the focus on realization of value through legal collection and owned real estate opportunities presented by the current tax environment. On December 31, 2007, the Board of Directors of the Company unanimously approved management’s plan to discontinue the operation of the Company’s JHI and VOM subsidiaries and to sell or dispose of the assets or membership interests/capital stock of such subsidiaries. Accordingly, these operations are shown as discontinued operations in the accompanying financial statements.

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

           We establish valuation allowances for all acquired consumer receivable portfolios subject to Statement of Position 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the loans. At June 30, 2008 and June 30, 2007, we had no valuation allowance on our consumer receivables.

           Application of Statement of Position 03-3 requires the use of estimates to calculate a projected internal rate of return for each pool. These estimates are based on historical cash collections. If future cash collections are materially different in amount or timing than projected cash collections, earnings could be affected either positively or negatively. Higher collection amounts or cash collections that occur sooner than projected cash collections will have a favorable impact on yield and revenues. Lower collection amounts or cash collections that occur later than projected cash collections will have an unfavorable impact on operations. Consumer receivable activity for the three and six month periods ended June 30, 2008 and 2007 consisted of the following:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Balance at beginning of period	$46,606,524	$40,537,990	$46,971,014	$38,327,926

Acquisitions and capitalized costs, net of returns	1,337,901	3,599,777	1,603,082	6,450,400
Amortization of capitalized costs	(14,799)	(14,799)	(29,598)	(29,598)

	1,323,102	3,584,978	1,573,484	6,420,802

Cash collections (1)	(4,739,198)	(4,534,102)	(9,160,316)	(8,215,905)
Income recognized on consumer receivables (1)	3,636,071	3,291,023	7,442,317	6,347,066

Cash collections applied to principal	(1,103,127)	(1,243,079)	(1,717,999)	(1,868,839)

Balance at end of period	$46,826,499	$42,879,889	$46,826,499	$42,879,889

(1) Excludes $24,002 and $52,609 derived from fully amortized pools for the three and six months ended June 30, 2008, respectively.

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

New Accounting Pronouncements

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”).” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management has not made an election to adopt this pronouncement.

          In December 2007, FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”), and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements. Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. These Statements are effective for the Company beginning on January 1, 2009. The Company is currently evaluating the provisions of SFAS 141(R) and SFAS 160.

          In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This new standard enhances the disclosure requirements related to derivative instruments and hedging activities required by FASB Statement No. 133. This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 and does not believe that it will have a significant impact on its condensed consolidated financial position and results of operations.

          In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles generally accepted in the United States. SFAS 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present Fairly in Conformity With Generally Accepted Accounting Principles’”. The Company expects that the adoption of this standard would have no impact on its condensed consolidated financial position and results of operations.

Results of Operations

          Total revenues for continuing operations for the three month period ended June 30, 2008 (the “2008 Second Quarter”) were $3,661,913 as compared to $3,296,214 during the three month period ended June 30, 2007 (the “2007 Second Quarter”), representing an 11.09% increase. Revenues in the six month period ended June 30, 2008 (the “2008 Period”) were $7,498,122 as compared to $6,371,089 in the same period in the prior year (the “2007 Period”), representing a 17.69% increase. The increase in revenues was primarily attributable to an increase in our consumer receivables portfolio and resulting revenues from collections on consumer receivables.

Total Operating Expenses

          Total operating expenses for continuing operations for the 2008 Second Quarter were $2,058,118 as compared to $1,794,170 during the 2007 Second Quarter, representing a 14.71% increase. Total operating expenses for the 2008 Period were $3,769,089 as compared to $3,530,497 during the 2007 Period, representing a 6.76% increase. The increase in total operating expenses was primarily attributable to increased professional fees incurred as a result of an increase in collections and a corresponding increase in legal commission expenses as a result of the expansion of operations at our Velocity Investments’ subsidiary. General and administrative expenses also increased as a result of our increasing due diligence expenses and electronic search fees for Velocity Investments and an increase in payroll expense.

Interest Expense

          Interest expense in the 2008 Second Quarter was $273,708 as compared to $394,049 in the 2007 Second Quarter, representing a 30.54% decrease. Interest expense in the 2008 Period was $608,778 as compared to $739,367 in the 2007 Period, representing a 17.66% decrease. The decrease in interest expense was primarily attributable to declining interest rates and a reduction in amounts outstanding on Velocity Investments’ line of credit with Wells Fargo Foothill, Inc.

Net Income (Loss)

          Net income for the 2008 Second Quarter was $298,414 as compared to net income for the 2007 Second Quarter of $645,732, a 53.79% decrease. The decrease in net income is primarily attributable to a comparatively significantly higher provision for income taxes and a loss of $452,095 at our discontinued operations. Income from continuing operations for the 2008 Second Quarter was $750,509 as compared to income from continuing operations for the 2007 Second Quarter of $738,173, a 1.67% increase. The Company had a $452,095 loss from discontinued operations in the 2008 Second Quarter compared to a loss of $92,441 in the 2007 Second Quarter. Net income for the 2008 Period was $955,130 as compared to net income of $1,175,540 for the 2007 Period, an 18.75% decrease. Income from continuing operations for the 2008 Period was $1,798,427 as compared to income from continuing operations for the 2007 Period of $1,304,450, a 37.87% increase. The Company had a $843,297 loss from discontinued operations in the 2008 Period compared to a loss of $128,910 in the 2007 Period. The loss from discontinued operations in the 2008 Second Quarter and 2008 Period was primarily attributable to an impairment of approximately $400,000 in the 2008 Second Quarter in connection with an investment property in Melbourne, Florida.

Liquidity and Capital Resources

           The term “liquidity” refers to our ability to generate adequate amounts of cash to fund our operations, including portfolio purchases, operating expenses, tax payments and dividend payments, if any. Historically, we have generated working capital primarily from cash collections on our portfolios of consumer receivables in excess of the cash collections required to make principal and interest payments on our senior credit facility, and from offerings of equity securities and debt instruments. At June 30, 2008, the Company had approximately $170,000 in cash and cash equivalents, approximately $11,000,000 in credit available from our credit facility and trade accounts payable of approximately $360,000. Management believes that the revenues expected to be generated from operations, the May 2008 equity offering discussed below and the Company’s line of credit will be sufficient to finance operations through the end of the fiscal year. However, in order to continue to execute our business plan and grow our consumer receivables portfolio, the Company will need to raise additional capital by way of the sale of equity securities or debt instruments. If, for any reason, our available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors, including acquisitions), we will be required to seek additional funding.

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

           Net cash provided by operating activities was approximately $813,000 during the six months ended June 30, 2008, compared to net cash provided by operating activities of approximately $314,000 during the six months ended June 30, 2007. The increase in net cash provided by operating activities was primarily due to increase in income from continuing operations and income taxes offset by payment of estimated court and media costs and a decrease in accounts payable and accrued expense. Net cash provided by investing activities was approximately $114,000 during the six months ended June 30, 2008, compared to net cash used in investing activities of approximately $4,594,000 during the six months ended June 30, 2007. The decrease in net cash used in investing activities was primarily due to a decrease in acquisition of consumer receivables portfolios. Net cash used in financing activities was approximately $2,048,000 during the six months ended June 30, 2008, compared to net cash provided by financing activities of approximately $4,322,000 during the six months ended June 30, 2007. The decrease in net cash provided by financing activities was primarily due to collections of consumer receivables at Velocity Investments paying down the principal amount outstanding on the Wells Fargo Loan, partially offset by proceeds of the May 2008 equity offering. Net cash provided by discontinued operations was approximately $1,126,000 during the six months ended June 30, 2008 as compared to net cash used in discontinued operations of approximately $397,000 during the six months ended June 30, 2007. The increase in cash provided by discontinued operations was primarily due to a $1,000,000 promissory note issued by J. Holder collateralized by an investment property in Melbourne, Florida.

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

           Use of the Credit Facility is subject to VI meeting certain restrictive covenants under the Fourth Amendment to the Loan Agreement including but not limited to: a restriction on incurring additional indebtedness or liens; a change of control of Velocity; a restriction on entering into transactions with affiliates outside the course of Velocity’s ordinary business; and a restriction on making payments to the Company in compliance with the Subordination Agreement. Velocity has agreed to maintain at least $14,000,000 in member’s equity and subordinated debt. The Company has also agreed to maintain at least $25,000,000 in stockholder’s equity and subordinated debt for the duration of the facility. In addition, Velocity and the Company covenant that net income for each subsequent quarter shall not be less than $375,000 and $200,000, respectively. The Company had $11,627,437 outstanding on the credit line as of June 30, 2008.

           On January 25, 2008, the Company issued a promissory note for $1,000,000 to a financial institution. The note bears interest at a rate of 7% per annum, payable monthly in arrears, on the first day of each month with the original principal amount plus accrued interest due October 25, 2008. The note is collateralized with specified real property owned by the Company’s subsidiary, J. Holder. The Note is guaranteed by the Company and personally by certain executive officers of the Company. J. Holder has agreed to maintain a loan to value ratio of 33% at all times.

          In May 2008, the Company consummated several closings of its private placement offering of units comprised of shares of common stock and warrants to purchase shares of common stock to accredited investors. The Company sold an aggregate of 800,003 shares at a purchase price of $0.90 per share and 145,163 at $0.93 per share and 200,001 warrants at an exercise price of $1.125 per share and 36,292 warrants at an exercise price of $1.16 per share, or the holders may receive shares pursuant to a cashless exercise provision. The Company intends to use the net proceeds from the offering primarily for the purchase of portfolios of unsecured consumer receivables and for general corporate purposes, including working capital.

          The warrants contain certain anti-dilution rights on terms specified in the warrants.

          The Company received net proceeds of $793,650 from the placement, after commissions of approximately $61,350. The Company retained a registered FINRA broker dealer to act as placement agent. In addition, the placement agent will receive three-year warrants to acquire 80,000 shares of the Company’s common stock at an exercise price of $1.125 per share.

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

          The following table shows the changes in consumer receivables, including amounts paid to acquire new portfolios of consumer receivables for the three and six months ended June 30, 2008 and 2007.

	Portfolio Purchases/Collections (dollar amounts in thousands)

Reporting Period	Initial Outstanding Amount	Portfolios Purchased	Purchase Price	Gross Cash Collections Per Period

Three Month Period Ended June 30, 2008	$13,905	5	$788	$4,763

Three Month Period Ended June 30, 2007	$37,937	7	$3,040	$4,534

Six Month Period Ended June 30, 2008	$15,866	7	$957	$9,213

Six Month Period Ended June 30, 2007	$79,798	13	$4,792	$8,216

Portfolio Purchases and Performance

Year	Total # Portfolios	Initial Outstanding Amount (1)	Purchase Price (2)	Gross Cash Collections (3)	Gross Cash Collections as a % of Cost (4)	Average Price Per Dollar Outstanding (5)

2003	5	$11,497,833	$2,038,950	$8,538,113	418.75%	$0.1773

2004	10	$9,511,088	$1,450,115	$3,357,464	231.53%	$0.1525

2005	22	$133,103,213	$11,449,557	$16,658,730	145.50%	$0.0860

2006	26	$199,042,032	$15,367,940	$13,305,371	86.58%	$0.0772

2007	19	$129,892,667	$9,316,779	$4,028,691	43.30%	$0.0717

2008	7	$15,865,914	$956,882	$60,113	6.28%	$0.0603

(1)

Initial Outstanding Amount represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and returns. (“Returns” are defined as purchase price refunded by the seller due to the return of non-compliant accounts, such as deceased and bankrupt accounts.)

(2)	Purchase Price represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables, and does not include certain capitalized acquisition costs.

(3)	Gross Cash Collections include gross cash collections on portfolios of consumer receivables as of June 30, 2008.

(4)

Gross Cash Collections as a Percentage of Cost represents the gross cash collections on portfolios of consumer receivables as of June 30, 2008 divided by the purchase price such portfolios in the related calendar year.

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

          During the six months ended June 30, 2008, we acquired 7 portfolios of consumer receivables aggregating approximately $16 million in initial outstanding amount at a purchase price of approximately $957,000, bringing the aggregate initial outstanding amount of consumer receivables under management as of June 30, 2008 to approximately $500 million, an increase of 15.5% as compared to approximately $433 million as of June 30, 2007. For the six months ended June 30, 2008, we posted gross collections of approximately $9.2 million, compared to gross collections of $8.2 million in the six month period ended June 30, 2007, representing a 12.2% increase.

Trends

          As a result of our line of credit, notes payable and Preferred Stock offering, we anticipate that we will incur significant increases in interest expense and preferred dividend payments offset, over time, by expected increased revenues from consumer receivable portfolios purchased utilizing funds under such line of credit and the proceeds from the Preferred Stock offering. No assurance can be given that the expected revenues from such purchased portfolios will exceed the additional interest expense and preferred dividends. While we are not presently aware of any other known trends that may have a material impact on our revenues, we are continuing to monitor our collections to assess whether the current economic and housing crisis will have a long term impact on the collection environment and revenues from collections on consumer receivables. We do not believe that the recent decreases in interest rates, nor the anticipated gradual increases in interest rates, has had or will have a material adverse effect upon our business.

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

          Based upon that evaluation and for the reasons discussed below, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the three month period ended June 30, 2008, our disclosure controls and procedures were effective as of the period covered by this report in timely alerting them to material information relating to Velocity Asset Management, Inc. required to be disclosed in our periodic reports with the Securities and Exchange Commission. In addition, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of such period, our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

          A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected. Management has concluded that material weaknesses existed in the following areas with respect to Compliance with Section 402 of the Sarbanes Oxley Act for the three months ended March 31, 2008:

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

          Changes in Internal Control over Financial Reporting

          There were no changes in the Company’s internal control over financial reporting during the second quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

          As of June 30, 2008, there are presently no material pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is the subject and, to the best of our knowledge, no such actions against us is contemplated or threatened.

Item 2	Unregistered Sales of Securities and Use of Proceeds

None, other than as disclosed by the Company in its filings on Form-8K during the period ended June 30, 2008.

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

VELOCITY ASSET MANAGEMENT, INC.

Dated: August 14, 2008	By:	/s/ John C. Kleinert

John C. Kleinert
Chief Executive Officer and President