Form 10-Q
period 2008-09-30
VELOCITY ASSET MANAGEMENT INC
filed 2008-11-12
CIK 813565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from: _____________________to _____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 3, 2008, there were 17,875,987 shares of the Company’s common stock outstanding.

VELOCITY ASSET MANAGEMENT, INC.

TABLE OF CONTENTS

FORM 10-Q

September 30, 2008

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007

	(Unaudited)
ASSETS

Cash and cash equivalents	$33,992	$162,180
Consumer receivables, net	46,152,417	46,971,014
Property and equipment, net of accumulated depreciation	47,347	64,420
Deferred income tax asset, net	83,600	98,600
Security deposits	30,224	30,224
Other assets (including $0 and $115,146 employee loan to a related party at September 30, 2008 and December 31, 2007, respectively)	351,035	487,071
Assets of discontinued operations	5,730,328	6,793,319

Total assets	$52,428,943	$54,606,828

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accounts payable and accrued expenses	$477,590	$552,269
Estimated court and media costs	5,742,939	7,374,212
Line of credit	9,792,567	14,429,138
Notes payable	400,000	—
Notes payable to related parties	740,000	200,000
Convertible subordinated notes	2,350,000	2,350,000
Income taxes payable	1,605,919	820,222
Liabilities from discontinued operations (including notes payable to related parties of $2,300,000)	5,490,675	4,374,441

Total liabilities	26,599,690	30,100,282

STOCKHOLDERS’ EQUITY

Series A 10% convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,380,000 shares issued and outstanding (liquidation preference of $13,800,000)	1,380	1,380
Common stock, $0.001 par value, 40,000,000 shares authorized, 17,875,987 and 17,066,821 shares issued and outstanding, respectively	17,875	17,066
Additional paid-in-capital	25,921,639	25,243,944
Accumulated deficit	(111,641)	(755,844)

Total stockholders’ equity	25,829,253	24,506,546

Total liabilities and stockholders’ equity	$52,428,943	$54,606,828

The accompanying notes are an integral part of the condensed consolidated financial statements.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2008	2007	2008	2007

REVENUES
Income on consumer receivables	$3,447,831	$3,554,441	$10,942,757	$9,901,507
Other income	138	3,153	3,334	27,176

Total revenues	3,447,969	3,557,594	10,946,091	9,928,683

OPERATING EXPENSES
Professional fees (including fees paid to related parties of $197,436 and $257,311 and $634,081 and $868,761 for the three and nine month periods ended September 30, 2008 and 2007, respectively)	1,246,701	1,313,876	3,817,408	3,438,740
General and administrative expenses	358,969	751,108	1,557,351	2,156,741

Total operating expenses	1,605,670	2,064,984	5,374,759	5,595,481

Income from operations	1,842,299	1,492,610	5,571,332	4,333,202

Interest expense (including interest incurred to related parties of $21,435 and $3,500 and $28,435 and $10,500 for the three and nine month periods ended September 30, 2008 and 2007, respectively)	(271,286)	(456,678)	(880,064)	(1,196,045)

Income from continuing operations before provision for income taxes	1,571,013	1,035,932	4,691,268	3,137,157

Provision for income taxes	566,210	510,945	1,888,038	1,307,720

Income from continuing operations	1,004,803	524,987	2,803,230	1,829,437

Loss from discontinued operations (including fees paid and interest incurred to related parties of $-0- and $4,531 and $-0- and $4,723 and $58,778 and $58,956 and $175,056 and $164,559 for the three and nine months ended September 30, 2008 and 2007, respectively and net of tax benefit of $146,876 and $101,166 and $442,430 and $195,330 for the three and nine months ended September 30, 2008 and 2007	(280,730)	(140,378)	(1,124,027)	(269,288)

Net income	724,073	384,609	1,679,203	1,560,149

Preferred dividends	(345,000)	(345,000)	(1,035,000)	(1,035,000)

Net income attributable to common stockholders	$379,073	$39,609	$644,203	$525,149

Earnings (loss) per common share:
Income from continuing operations:
Basic	$0.04	$0.01	$0.10	$0.05
Diluted	$0.04	$0.01	$0.10	$0.04
Discontinued operations:
Basic	$(0.02)	$(0.01)	$(0.06)	$(0.02)
Diluted	$(0.02)	$(0.01)	$(0.06)	$(0.02)
Net income:
Basic	$0.02	$—	$0.04	$0.03
Diluted	$0.02	$—	$0.04	$0.03

Average common shares - basic	17,875,987	16,225,517	17,472,117	16,176,207
Average common shares - diluted	17,875,987	18,001,859	17,530,210	17,869,236

The accompanying notes are an integral part of the condensed consolidated financial statements.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2008
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity

	Number of Shares	Par Value	Number of Shares	Par Value

BALANCES, December 31, 2007	1,380,000	$1,380	17,066,821	$17,066	$25,243,944	$(755,844)	$24,506,546

Dividends paid on preferred stock	—	—	—	—	—	(1,035,000)	(1,035,000)

Retirement of common stock	—	—	(136,000)	(136)	(115,010)	—	(115,146)

Private placement offering of 945,166 shares of common stock and warrants to purchase 236,293 shares of common stock (net of issuance costs of $61,350)	—	—	945,166	945	792,705	—	793,650

Net income	—	—	—	—	—	1,679,203	1,679,203

BALANCES, September 30, 2008	1,380,000	$1,380	17,875,987	$17,875	$25,921,639	$(111,641)	$25,829,253

The accompanying notes are an integral part of the condensed consolidated financial statements.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,679,203	$1,560,149
Loss from discontinued operations	1,124,027	269,288

Income from continuing operations	2,803,230	1,829,437
Adjustments to reconcile net income to net cash provided by operating activities
Stock compensation	—	110,000
Depreciation and amortization	120,861	140,281
Deferred income tax	15,000	86,800
Increase (decrease) in:
Security deposits	—	(124)
Other assets	12,622	(43,835)
Accounts payable and accrued expenses	(74,681)	256,925
Estimated court and media costs	(1,631,273)	(1,136,414)
Income taxes payable	785,697	(108,069)

Net cash provided by operating activities	2,031,456	1,135,001

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(1,122)	(24,242)
Acquisition of consumer receivables	(1,903,802)	(11,491,502)
Collections applied to principal on consumer receivables	2,678,002	3,156,608

Net cash provided by (used in) investing activities	773,078	(8,359,136)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments) borrowings under lines of credit, net	(4,686,571)	2,982,113
Proceeds of notes payable	400,000	—
Proceeds of note payable from related parties	540,000	—
Net proceeds from private placement	793,650	1,290,000
Net proceeds from convertible subordinated notes	—	2,125,500
Payment of preferred dividends	(1,035,000)	(1,035,000)

Net cash (used in) provided by financing activities	(3,987,921)	5,362,613

CASH FLOWS FROM DISCONTINUED OPERATIONS, NET
Operating activities	58,207	(581,002)
Investing activities	100,000	(229,486)
Financing activities	896,992	876,000

Net cash provided by discontinued operations	1,055,199	65,512

Net decrease in cash and cash equivalents	(128,188)	(1,796,010)

Cash and cash equivalents, beginning of period	162,180	2,444,356

Cash and cash equivalents, end of period	$33,992	$648,346

Supplemental disclosure of cash flow information:
Cash paid for interest - continuing operations	$912,107	$1,180,777
Cash paid for income taxes - continuing operations	$785,711	$1,170,714

Non-cash item:
Retirement of common stock in satisfaction of employee receivable	$115,146	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

The condensed consolidated financial statements of Velocity Asset Management, Inc. (“VAMI”) and its wholly-owned subsidiaries, Velocity Investments, LLC (“Velocity”), J. Holder, Inc. (“J. Holder”), VOM, LLC, (“VOM”), TLOP Acquisition Company, LLC (“TLOP”) and SH Sales, Inc. (“SH”) (the “Subsidiaries”, and together with Velocity Asset Management, Inc., the “Company”) included herein have been prepared by the Company and are unaudited; however, such information has been prepared in accordance with Securities and Exchange Commission regulations and reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results that may be achieved for the full year. The assets, liabilities and results of operations of J. Holder and VOM, have been presented as discontinued operations of these entities in these financial statements.

Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited, consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Company has one continuing industry segment - the acquisition, management, collection and servicing of consumer receivables.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Properties Held for Sale

Properties held for sale consists of real property purchased by the Company for resale and are carried at the lower of cost or market value. This includes the cost to purchase the property and repairs or other costs required to present the property ready for resale. The Company recognizes income and related expenses from the sale of real property at the date the sale closes. These properties are maintained by the Company’s subsidiary, J. Holder, and are reflected as a part of discontinued operations.

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
September 30, 2008
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

The Company establishes valuation allowances for all acquired loans subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the loans, if necessary. At September 30, 2008 and December 31, 2007, the Company had no valuation allowances on its consumer receivables.

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

With respect to income recognition under the interest method, significant estimates have been made by management with respect to the collectability of future cash flows of portfolios. The Company takes into consideration the relative credit quality of the underlying receivables constituting the portfolio acquired, the strategy implemented to maximize collections thereof as well as other factors to estimate the anticipated cash flows. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur within one year. On a quarterly basis, management reviews the estimate of future cash collections, and whether it is reasonably possible that its assessment of collectability may change based on actual results and other factors, including the current economic crisis.

Properties held for sale as discontinued operations are carried at fair value. The Company utilizes the appraisals of third party experts in determining fair value; however, the current economic and housing crisis may have a material impact on the fair value of the property.

Reclassifications

Certain reclassifications, which have no effect on net income, have been made to the prior period financial statements to conform to the current presentation. The operations of J. Holder and VOM, LLC have been reclassified as discontinued operations for all periods presented.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No.157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. FASB Staff Position No. FAS 157-2 (as amended) defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities on a non-recurring basis to fiscal years beginning after November 15, 2008. With the exception of nonfinancial assets and nonfinancial liabilities, the Company adopted SFAS 157 on January 1, 2008 which did not have an impact on its consolidated financial position and results of operations.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2008
(UNAUDITED)

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

NOTE 3 – CONSUMER RECEIVABLES

Consumer receivable activity for the periods ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Balance at beginning of period	$46,826,499	$42,879,889	$46,971,014	$38,327,926

Acquisitions and capitalized costs, net of returns	300,720	5,041,101	1,903,802	11,491,501
Amortization of capitalized costs	(14,799)	(14,799)	(44,397)	(44,397)

	285,921	5,026,302	1,859,405	11,447,104

Cash collections (1)	(4,393,524)	(4,842,210)	(13,553,840)	(13,058,115)
Income recognized on consumer receivables (1)	3,433,521	3,554,441	10,875,838	9,901,507

Cash collections applied to principal	(960,003)	(1,287,769)	(2,678,002)	(3,156,608)

Balance at end of period	$46,152,417	$46,618,422	$46,152,417	$46,618,422

(1)	Excludes $14,310 and $66,919 derived from fully amortized pools for the three and nine months ended September 30, 2008, respectively.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

As of September 30, 2008, based upon management’s current estimate of projected future collections, principal reductions will be as follows:

September 30,

2009	$11,339,926
2010	12,578,402
2011	15,413,249
2012	6,086,986
2013	733,854

$46,152,417

The accretable yield represents the amount of income the Company can expect to generate over the remaining lives of its existing portfolios based on estimated cash flows as of September 30, 2008 and 2007. Changes in the accretable yield are as follows:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Balance at beginning of period	$31,442,803	$29,643,803
Income recognized on consumer receivables (1)	(10,875,838)	(9,901,507)
Additions	551,926	15,214,460

Balance at end of period	$21,118,891	$34,956,756

(1)	Excludes $66,919 derived from fully amortized pools for the nine months ended September 30, 2008.

NOTE 4 – DISCONTINUED OPERATIONS

On December 31, 2007, the Board of Directors voted to discontinue operations of its wholly-owned subsidiaries J. Holder and VOM. The operations of J. Holder will cease upon the liquidation of all real properties, assignments and judgments. The Company is currently liquidating all of VOM’s tax certificates and is accepting proposals for the sale of VOM. The Company expects the liquidation or sale to be completed within the next twelve months.

The divestiture of the businesses is consistent with the Company’s strategy of concentrating resources in the core product area of consumer receivables.

Revenues and net loss for the discontinued operations were as follows:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Revenues	$4,873	$529,296	$387,902	$810,437

Loss from discontinued operations before income taxes	$(427,606)	$(241,544)	$(1,566,457)	$(464,618)

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

Assets and liabilities of the discontinued businesses were as follows:

	September 30, 2008	December 31, 2007

Notes receivable	$25,000	$25,000
Notes receivable from related party	—	100,000
Deposits on properties	10,000	10,000
Properties held for sale	4,868,052	5,962,739
Tax certificates held and accrued interest receivable, net	253,353	325,339
Deferred income tax asset, net	572,000	325,000
Other assets	1,923	45,241

Total assets	$5,730,328	$6,793,319

Accounts payable and accrued expenses	$1,092,683	$873,441
Line of credit	212,992	316,000
Notes payable	1,885,000	885,000
Notes payable to related parties	2,300,000	2,300,000

Total liabilities	$5,490,675	$4,374,441

NOTE 5 – LINES OF CREDIT

In February 2008, Velocity entered into a Fourth Amendment to the Loan and Security Agreement (the “Fourth Amendment to the Loan Agreement”) with Wells Fargo Foothill, Inc. ( the “Lender”) to amend the Loan and Security Agreement dated January 27, 2005 (the “Original Loan Agreement”). Pursuant to the Fourth Amendment to the Loan Agreement, the Lender increased the amount of credit available under the credit facility from $17,500,000 to $22,500,000 and extended the maturity date until January 27, 2011. The Lender has agreed to eliminate the requirement that certain executive officers of the Company provide the Lender with joint and several limited guarantees of Velocity’s obligations under the Original Loan Agreement.

Use of the credit facility is subject to certain restrictive covenants under the Fourth Amendment to the Loan Agreement including but not limited to: a restriction on incurring additional indebtedness or liens; a change of control of Velocity; and a restriction on entering into transactions with affiliates outside the course of Velocity’s ordinary business. Velocity has agreed to maintain at least $14,000,000 in member’s equity and subordinated debt. The Company has also agreed to maintain at least $25,000,000 in stockholder’s equity and subordinated debt for the duration of the facility. In addition, Velocity and the Company has agreed that net income for each subsequent quarter shall not be less than $375,000 and $200,000, respectively.

As of September 30, 2008 and December 31, 2007, the Company had $9,792,567 and $14,429,138 outstanding on the credit facility, respectively. The rate of interest at September 30, 2008 was 6.50%.

On June 14, 2007, the Company entered into an agreement for a revolving credit line for $800,000 with Northern State Bank. Interest on the outstanding principal balance is equal to the bank’s prime rate plus one-half percent per annum. Any sums loaned under the line may be repaid at any time, without premium or penalty, and reborrowed from time to time, until July 1, 2008. Payments of interest only are due on the 1st day of each and every month until July 1, 2008, on which date the entire balance or principal, interest and fees then unpaid was due and payable. The credit line is secured by various mortgages of real property held by the Company’s subsidiary, J. Holder. The Company had $212,992 and $316,000 outstanding on the credit line as of September 30, 2008 and December 31, 2007, respectively, which is reported in net liabilities of discontinued operations. On July 1, 2008, the Company extended the maturity date of the line until January 1, 2009 and reduced the maximum principal amount of the line to $212,992.

NOTE 6 – NOTES PAYABLE

On January 25, 2008, the Company issued a promissory note for $1,000,000 with a financial institution. The note bears interest at a rate of 7% per annum, payable monthly in arrears, on the first day of each month with the original principal amount plus accrued interest due October 25, 2008. On October 1, the note was extended until January 25, 2009. The note is collateralized by specified real property owned by the Company’s subsidiary, J. Holder. The note is guaranteed by the Company and personally by certain executive officers of the Company. J. Holder has agreed to maintain a loan to value ratio of 33% at all times. This is reported in net liabilities of discontinued operations.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

On May 30, 2008 and June 10, 2008, Velocity consummated the closings of its private placement offering of 14% Subordinated Notes (the “Notes”) due May and June 2011 (the “Offering”) to accredited investors (“Investors”). The Notes were offered and sold pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Velocity issued Notes in the aggregate principal amount of $940,000. Interest is payable quarterly in arrears beginning on the last day of the month that is four months from the date of the Notes. Velocity will pay the principal amount of the Notes upon the earlier of maturity or redemption. The Notes will be subordinated in liquidation preference and in right of payment to all of the Company’s existing debt. The Notes will be senior in right of payment and in liquidation preference to any future “long term” debt of the Company. Upon an event of default, Velocity will pay the Note holder a late charge computed at the rate of 18% per annum of the amount not paid. $540,000 of the Notes are held by related parties of the Company.

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

The warrants entitle the holders to purchase shares of the Company’s common stock reserved for issuance thereunder for a period of three years from the date of issuance. 200,001 of the warrants have an exercise price of $1.125 per share and 36,292 of the warrants have an exercise price of $1.16 per share, or the holders may receive shares pursuant to a net settled stock appreciation right provision. The warrants contain certain anti-dilution rights on terms specified in the warrants.

The Company received net proceeds of $793,650 from the placement, after commissions of approximately $61,350. The Company retained a registered FINRA broker dealer to act as placement agent. In addition, the placement agent received three-year warrants to acquire 80,000 shares of the Company’s common stock at an exercise price of $1.125 per share.

NOTE 8 – RELATED PARTY TRANSACTIONS

In 2007, the Company received a note receivable in the amount of $205,000 in partial payment of the $455,000 purchase price from an officer and related party, John C. Kleinert, for the assignment of membership interests in Ridgedale Avenue Commons, LLC, and Morris Avenue Commons, LLC, previously owned by J. Holder, Inc. As of December 31, 2007, the note had a balance of $100,000 which is included in the assets of discontinued operations, along with interest at the rate of 12% which shall accrue only on and after December 26, 2007, and is payable by means of one lump sum payment of principal and accrued interest on August 25, 2008. On March 14, 2008, Mr. Kleinert made a $100,000 lump sum payment to the Company and the promissory note was retired. The Company waived $2,630 in accrued interest on the prepayment.

On December 28, 2007, the Company paid $115,146 in withholding taxes in connection with the vesting of 175,000 shares of restricted stock granted to James J. Mastriani. On March 14, 2008, Mr. Mastriani returned 136,000 of such shares for cancellation and retirement to offset this payment.

The Company has notes payable to various related parties. Total interest expense to related parties for the three and nine months ended September 30, 2008 and 2007 was $80,213 and $62,456 and $203,491 and $175,059, respectively. For the three and nine months ended September 30, 2008 and 2007, $58,778 and $58,956 and $175,056 and $164,559, respectively, are included in the results of operations of discontinued operations.

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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

Legal fees paid to Ragan & Ragan, P.C., by the Company’s subsidiaries were as follows:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Velocity Investments, LLC	$197,436	$257,311	$634,081	$868,761
J. Holder, Inc.	—	4,500	—	4,500
VOM, LLC	—	31	—	223

	$197,436	$261,842	$634,081	$873,484

NOTE 9 – EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares outstanding during each period, plus the dilutive effects of potential convertible securities related to preferred stock, convertible notes, options and warrants. Outstanding options and warrants to non-employees convertible into 6,207,814 and 1,342,160 shares of common stock; convertible preferred stock, convertible into 5,520,000 shares of common stock; and convertible notes, convertible into 940,000 and 929,670 and 940,000 and 313,187 shares for the three and nine months ended September 30, 2008 and 2007, respectively, were not included in the dilutive per share calculations because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Numerator:
Income from continuing operations	$1,004,803	$524,987	$2,803,230	$1,829,437
Preferred stock dividends	(345,000)	(345,000)	(1,035,000)	(1,035,000)

Income from continuing operations available to common shareholders	659,803	179,987	1,768,230	794,437
Discontinued operations, net of tax	(280,730)	(140,378)	(1,124,027)	(269,288)

Net income attributable to common shareholders -Basic and Diluted	$379,073	$39,609	$644,203	$525,149

Denominator:
Average shares of common stock outstanding - Basic	17,875,987	16,225,517	17,472,117	16,176,207
Effect of dilutive instruments:
Stock options	—	1,776,342	58,093	1,693,029

Weighted average shares - Diluted	17,875,987	18,001,859	17,530,210	17,869,236

VELOCITY ASSET MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

NOTE 10 – SUBSEQUENT EVENTS

On October 29, 2008, Velocity consummated a final closing of a private placement offering of 14% Subordinated Notes due 2011 (the “Notes”) to accredited investors. Velocity issued new Notes in the aggregate principal amount of $360,000. The Notes were offered and sold pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Together with the May 2008 and June 2008 private placements, Velocity has issued Notes in the aggregate principal amount of $1,300,000 in the offering. Interest shall be payable quarterly in arrears beginning on the last day of the month that is four months from the date of the Notes. Velocity will pay the principal amount of the Notes upon the earlier of maturity or redemption. The Notes will be subordinated in liquidation preference and in right of payment to all of the Company’s existing debt. The Notes will be senior in right of payment and in liquidation preference to any future “long term” debt of the Company. Upon an event of default, Velocity will pay the Note holder a late charge computed at the rate of 18% per annum of the amount not paid. Of the $1,300,000 in Notes that were issued, $900,000 are held by related parties to Velocity, including a Note in the amount of $150,000 to our CEO, John C. Kleinert, and Notes in the aggregate of $750,000 to immediate family members of John C. Kleinert. Velocity intends to use the net proceeds from the offering primarily for the purchase of portfolios of unsecured consumer receivables and for general corporate purposes, including working capital.

On November 1, 2008, Velocity entered into a Fifth Amendment to the Loan and Security Agreement (the “Fifth Amendment to the Loan Agreement”) with the Lender. Pursuant to the Fifth Amendment to the Loan Agreement, the applicable interest rate on loans to Velocity changed from the prime rate plus 1.5% to the rate equal to the three-month LIBOR plus 4%. Also pursuant to the Fifth Amendment to the Loan Agreement, the Loan Sub-Account Amortization Schedule which sets forth the maximum principal loan amount Velocity may have outstanding during a three-month period, has been extended from 36 months to 42 months.

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

•

general economic conditions, including the current economic and housing crisis could have a material effect on the current carrying value of real properties held for sale by our discontinued operations;

•	changes in applicable state and federal laws;

•	trends affecting our industry, our financial condition or results of operations;

•	the timing and amount of collections on our consumer receivable portfolios in light of the current economic and housing crisis; and

•	increases in operating expenses associated with the growth of our operations.

          You should read this document with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

Overview

          We are a portfolio management company that purchases unsecured consumer receivables in the secondary market and seeks to collect those receivables through an outsourced legal collection network. Our primary business is to acquire credit-card receivable portfolios at significant discounts to the total amounts owed by the debtors. We use our proprietary valuation process to calculate the purchase price so that our estimated cash flow from such portfolios offers us an adequate return on our investment after servicing expenses.

          We generally purchase consumer receivable portfolios that include charged-off credit card receivables, which are accounts that have been written-off by the originators, and consumer installment loans. When evaluating a portfolio for purchase, we conduct an extensive quantitative and qualitative analysis of the portfolio to appropriately price the debt and to identify portfolios that are optimal for collection through our legal collection network. This analysis relies upon, but is not limited to, the use of our proprietary pricing and collection probability model and draws upon our extensive experience in the legal collection and debt-buying industry.

          We purchase consumer receivable portfolios from creditors and others through privately negotiated direct sales and auctions in which sellers of consumer receivables seek bids from pre-qualified debt purchasers. We pursue new acquisitions of consumer receivable portfolios on an ongoing basis through our relationships with industry participants, collection agencies, investors, our financing sources, brokers who specialize in the sale of consumer receivable portfolios and other sources. Our consumer receivable portfolios are purchased through internally generated cash flow, seller financed credit lines/leases and traditional leverage methods. Our profitability depends upon our ability to purchase and collect on a sufficient volume of our consumer receivables to generate revenue that exceeds our costs.

          As of September 30, 2008, we held approximately $500 million in consumer receivables. We currently service approximately 115,000 accounts and place these accounts with over 80 law firms across the 50 states and Puerto Rico. Our portfolios have face amounts ranging from $225,000 to approximately $43 million with purchase prices ranging from $0.017 to $0.25 per $1.00 of such face amounts.

History

          We were organized in the State of Delaware in December 1986 as Tele-Optics, Inc. We were inactive until February 3, 2004, when we acquired STB, Inc. Since that acquisition, we have focused on the business of acquiring, managing and servicing distressed assets, consisting of consumer receivable portfolios, interests in distressed real property and tax lien certificates. Historically, the business had been carried on by our three wholly-owned subsidiaries: Velocity Investments, LLC (“Velocity Investments”), which invests in non-performing consumer debt purchased in the secondary market at a discount from face value and then seeks to liquidate these debt portfolios through legal collection means; J. Holder, Inc. (“JHI”), which invested in distressed real property interests, namely real property being sold at sheriff’s foreclosure and judgment execution sales, defaulted mortgages, partial interests in real property and the acquisition of real property with clouded title; and VOM, LLC (“VOM”), which invested in New Jersey municipal tax liens with the focus on realization of value through legal collection and owned real estate opportunities presented by the current tax environment. On December 31, 2007, our Board of Directors unanimously approved management’s plan to discontinue the operation of JHI and VOM and to sell and dispose of the assets or membership interests/capital stock of such subsidiaries. The divestiture of the businesses is consistent with our strategy of concentrating our resources on purchasing, managing, servicing and collecting portfolios of consumer receivables. The Company does not expect management’s plan with respect to the disposal of the assets of the discontinued operations to have a material effect on reported results of operations.

Recent Developments

          On September 18, 2008, we filed a Registration Statement on Form S-1 with respect to a secondary, firm commitment offering of shares of our common stock. On September 29, 2008, our stockholders approved an amendment to our Certificate of Incorporation to effect a reverse stock split of our issued and outstanding common stock, par value $0.001 per share of between one-for-ten (1-10) and one-for-twenty (1-20) reverse stock split in the discretion of our Board of Directors. On September 29, 2008, our stockholders also approved an amendment to our Certificate of Incorporation to change the name of our company from Velocity Asset Management, Inc. to Velocity Portfolio Group, Inc. We plan to effectuate the reverse split and name change in the fourth quarter of 2008.

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

          We establish valuation allowances for all acquired consumer receivable portfolios subject to Statement of Position 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the loans. At September 30, 2008 and September 30, 2007, we had no valuation allowance on our consumer receivables.

          Application of Statement of Position 03-3 requires the use of estimates to calculate a projected internal rate of return for each pool. These estimates are based on historical cash collections. If future cash collections are materially different in amount or timing than projected cash collections, earnings could be affected either positively or negatively. Higher collection amounts or cash collections that occur sooner than projected cash collections will have a favorable impact on yield and revenues. Lower collection amounts or cash collections that occur later than projected cash collections will have an unfavorable impact on operations. Consumer receivable activity for the three and nine month periods ended September 30, 2008 and 2007 consisted of the following:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Balance at beginning of period	$46,826,499	$42,879,889	$46,971,014	$38,327,926

Acquisitions and capitalized costs, net of returns	300,720	5,041,101	1,903,802	11,491,501
Amortization of capitalized costs	(14,799)	(14,799)	(44,397)	(44,397)

	285,921	5,026,302	1,859,405	11,447,104

Cash collections (1)	(4,393,524)	(4,842,210)	(13,553,840)	(13,058,115)
Income recognized on consumer receivables (1)	3,433,521	3,554,441	10,875,838	9,901,507

Cash collections applied to principal	(960,003)	(1,287,769)	(2,678,002)	(3,156,608)

Balance at end of period	$46,152,417	$46,618,422	$46,152,417	$46,618,422

(1)	Excludes $14,310 and $66,919 derived from fully amortized pools for the three and nine months ended September 30, 2008, respectively.

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

New Accounting Pronouncements

          In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value us a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. FASB Staff Position No. FAS 157-2 (as amended) defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities on a non-recurring basis to fiscal years beginning after November 15, 2008. With the exception of nonfinancial assets and nonfinancial liabilities, the Company adopted SFAS 157 on January 1, 2008 which did not have an impact on its consolidated financial position and results of operations.

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

Results of Operations

          Total revenues for continuing operations for the three month period ended September 30, 2008 (the “2008 Third Quarter”) were $3,447,969 as compared to $3,557,594 during the three month period ended September 30, 2007 (the “2007 Third Quarter”), representing a 3.08% decrease. Revenues in the nine month period ended September 30, 2008 (the “2008 Period”) were $10,946,091 as compared to $9,928,683 in the same period in the prior year (the “2007 Period”), representing a 10.24% increase. The slight decrease in revenues in the 2008 Third Quarter was primarily attributable to a decrease in acquisitions in consumer receivable portfolios and resulting decrease in revenues from collections on consumer receivables. The increase in revenues in the 2008 Period was primarily attributable to an increase in acquisitions in consumer receivable portfolios and resulting revenues from collections on consumer receivables.

Total Operating Expenses

          Total operating expenses for continuing operations for the 2008 Third Quarter were $1,605,670 as compared to $2,064,984 during the 2007 Third Quarter, representing a 22.24% decrease. Total operating expenses for the 2008 Period were $5,374,759 as compared to $5,595,481 during the 2007 Period, representing a 3.94% decrease. The decrease in total operating expenses for the 2008 Third Quarter and the 2008 Period was primarily attributable to a significant decrease in general and administrative expenses as a result of a decrease of due diligence expenses and electronic search fees for Velocity Investments and a decrease in payroll expense.

Interest Expense

          Interest expense in the 2008 Third Quarter was $271,286 as compared to $456,678 in the 2007 Third Quarter, representing a 40.6% decrease. Interest expense in the 2008 Period was $880,064 as compared to $1,196,045 in the 2007 Period, representing a 26.42% decrease. The decrease in interest expense was primarily attributable to declining interest rates and a reduction in amounts outstanding on Velocity Investments’ line of credit with Wells Fargo Foothill, Inc.

Net Income

           Net income for the 2008 Third Quarter was $724,073, as compared to net income for the 2007 Third Quarter of 384,069, an 88.53% increase. Net income attributable to common stockholders for the 2008 Third Quarter was $379,073 as compared to net income attributable to common stockholders for the 2007 Third Quarter of $39,609, an 857.04% increase. The increase in net income is primarily attributable to a significant decrease in interest expense and operating expenses partially offset by a loss of $280,730 at our discontinued operations. Income from continuing operations for the 2008 Third Quarter was $1,004,803 as compared to income from continuing operations for the 2007 Third Quarter of $524,987, a 91.4% increase. The Company had a $280,730 loss from discontinued operations in the 2008 Third Quarter as compared to a loss of $140,378 in the 2007 Third Quarter. Net income for the 2008 Period was $1,679,203, as compared to net income for the 2007 Period of $1,560,149, a 7.63% increase. Net income attributable to common stockholders for the 2008 Period was $644,203 as compared to net income attributable to common stockholders of $525,149 for the 2007 Period, a 22.67% increase. Income from continuing operations for the 2008 Period was $2,803,230 as compared to income from continuing operations for the 2007 Period of $1,829,437, a 53.23% increase. The Company had a $1,124,027 loss from discontinued operations in the 2008 Period compared to a loss of $269,288 in the 2007 Period. The loss from discontinued operations in the 2008 Period was primarily attributable to cumulative impairments of approximately $660,000 in connection with an investment property in Melbourne, Florida.

Liquidity and Capital Resources

          The term “liquidity” refers to our ability to generate adequate amounts of cash to fund our operations, including portfolio purchases, operating expenses, tax payments and dividend payments, if any. Historically, we have generated working capital primarily from cash collections on our portfolios of consumer receivables in excess of the cash collections required to make principal and interest payments on our senior credit facility, and from offerings of equity securities and debt instruments. At September 30, 2008, we had approximately $34,000 in cash and cash equivalents, approximately $12,700,000 in credit available from our credit facility and trade accounts payable of approximately $478,000. Management believes that the revenues expected to be generated from operations, the May 2008 equity offering discussed below, proceeds of the 14% subordinated debt issuance and our line of credit with Wells Fargo Foothill, Inc. will be sufficient to finance operations through the next 12 months. However, in order to continue to execute our business plan and grow our consumer receivables portfolio, we will need to raise additional capital by way of the sale of equity securities or debt instruments. If, for any reason, our available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors, including acquisitions), we will be required to seek additional funding.

          On December 31, 2007, our Board of Directors unanimously approved management’s plan to discontinue the operation of our JHI and VOM subsidiaries. Management began implementation of the plan in the first quarter of 2008. We do not expect management’s plan with respect to the disposal of assets of the discontinued operations to have a material effect on our liquidity. The discontinued operations have no employees and management believes that it will require an immaterial amount of general and administrative expense to execute management’s plan.

          Net cash provided by operating activities was approximately $2,031,000 during the nine months ended September 30, 2008, compared to net cash provided by operating activities of approximately $1,135,000 during the nine months ended September 30, 2007. The increase in net cash provided by operating activities was primarily due to increase in income from continuing operations and income taxes offset by payment of estimated court and media costs and a decrease in accounts payable and accrued expense. Net cash provided by investing activities was approximately $773,000 during the nine months ended September 30, 2008, as compared to net cash used in investing activities of approximately $8,359,000 during the nine months ended September 30, 2007. The decrease in net cash used in investing activities was primarily due to a decrease in acquisition of consumer receivables portfolios. Net cash used in financing activities was approximately $3,988,000 during the nine months ended September 30, 2008, as compared to net cash provided by financing activities of approximately $5,363,000 during the nine months ended September 30, 2007. The decrease in net cash provided by financing activities was primarily due to collections of consumer receivables at Velocity Investments paying down the principal amount outstanding on the Wells Fargo Loan, partially offset by proceeds of the May 2008 equity offering and proceeds of the 14% subordinated debt issuance. Net cash provided by discontinued operations was approximately $1,055,000 during the nine months ended September 30, 2008 as compared to net cash provided by discontinued operations of approximately $66,000 during the nine months ended September 30, 2007. The increase in cash provided by discontinued operations was primarily due to a $1,000,000 promissory note issued by J. Holder collateralized by an investment property in Melbourne, Florida.

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

          Use of the Credit Facility is subject to VI meeting certain restrictive covenants under the Fourth Amendment to the Loan Agreement including, but not limited to: a restriction on incurring additional indebtedness or liens; a change of control of Velocity; a restriction on entering into transactions with affiliates outside the course of Velocity’s ordinary business; and a restriction on making payments to the Company in compliance with the Subordination Agreement. Velocity has agreed to maintain at least $14,000,000 in member’s equity and subordinated debt. The Company has also agreed to maintain at least $25,000,000 in stockholder’s equity and subordinated debt for the duration of the facility. In addition, Velocity and the Company covenant that net income for each subsequent quarter shall not be less than $375,000 and $200,000, respectively. The Company had approximately $9,800,000 outstanding on the credit line as of September 30, 2008.

          On November 1, 2008, the Company’s Velocity subsidiary entered into a Fifth Amendment to the Loan and Security Agreement with the Lender. Pursuant to the Fifth Amendment to the Loan and Security Agreement, the applicable interest rate on loans to Velocity changed from the prime rate plus 1.5% to the rate equal to the three-month LIBOR plus 4%. Also pursuant to the Fifth Amendment to the Loan and Security Agreement, the loan sub-account amortization schedule which sets forth the maximum principal loan amount Velocity may have outstanding during a three-month period has been extended from 36 months to 42 months.

          On January 25, 2008, the Company issued a promissory note for $1,000,000 to a financial institution. The note bears interest at a rate of 7% per annum, payable monthly in arrears, on the first day of each month with the original principal amount plus accrued interest due January 25, 2009. The note is collateralized with specified real property owned by the Company’s subsidiary, J. Holder. The Note is guaranteed by the Company and personally by certain executive officers of the Company. J. Holder has agreed to maintain a loan to value ratio of 33% at all times.

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

          On May 30, 2008, June 10, 2008 and October 29, 2008, our Velocity subsidiary consummated closings of a private placement offering of 14% Subordinated Notes due 2011 to accredited investors. The Notes were offered and sold pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Velocity has issued Notes in the aggregate principal amount of $1,300,000 in the Offering and also entered into Subscription Agreements with Note holders. Interest is payable quarterly in arrears beginning on the last day of the month that is four months from the date of the Notes. Velocity is obligated to pay the principal amount of the Notes upon the earlier of maturity or redemption. The Notes are subordinated in liquidation preference and in right of payment to all of the Registrant’s existing debt. The Notes are senior in right of payment and in liquidation preference to any future “long term” debt of the Registrant. Upon an event of default, Velocity is obligated to pay the Note holder a late charge computed at the rate of 18% per annum of the amount not paid. Velocity intends to use the net proceeds from the Offering primarily for the purchase of portfolios of unsecured consumer receivables and for general corporate purposes, including working capital.

          We anticipate that it will be undertaking additional financing from time to time to increase its working capital and to increase its ability to purchase additional pools of consumer receivables. On September 18, 2008, we filed a Registration Statement on Form S-1 with respect to a secondary, firm commitment offering of shares of our common stock.

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

          The following table shows the changes in consumer receivables, including amounts paid to acquire new portfolios of consumer receivables for the three and nine months ended September 30, 2008 and 2007:

	Portfolio Purchases/Collections (dollar amounts in thousands)

Reporting Period	Initial Outstanding Amount	Portfolios Purchased	Purchase Price	Gross Cash Collections Per Period

Three Month Period Ended September 30, 2008	$—	—	$—	4,407

Three Month Period Ended September 30, 2007	$47,269	5	$4,269	4,842

Nine Month Period Ended September 30, 2008	$15,866	7	$957	13,620

Nine Month Period Ended September 30, 2007	$127,066	18	$9,061	13,060

Portfolio Purchases and Performance

Year	Total # Portfolios	Initial Outstanding Amount (1)	Purchase Price (2)	Gross Cash Collections (3)	Gross Cash Collections as a % of Cost (4)	Average Price Per Dollar Outstanding (5)

2003	5	$11,497,833	$2,038,950	$8,611,681	422.36%	$0.1773

2004	10	$9,511,088	$1,450,115	$3,493,431	240.91%	$0.1525

2005	22	$133,103,213	$11,449,557	$17,671,641	154.34%	$0.0860

2006	26	$199,042,032	$15,367,940	$14,984,891	97.51%	$0.0772

2007	19	$129,892,667	$9,316,779	$5,386,499	57.82%	$0.0717

2008	7	$15,865,914	956,882	208,155	21.75%	$0.0603

(1)

Initial Outstanding Amount represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and returns. (“Returns” are defined as purchase price refunded by the seller due to the return of non-compliant accounts, such as deceased and bankrupt accounts.)

(2)	Purchase Price represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables, and does not include certain capitalized acquisition costs.

(3)	Gross Cash Collections include gross cash collections on portfolios of consumer receivables as of September 30, 2008.

(4)

Gross Cash Collections as a Percentage of Cost represents the gross cash collections on portfolios of consumer receivables as of September 30, 2008 divided by the purchase price such portfolios in the related calendar year.

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

          During the nine months ended September 30, 2008, we acquired 7 portfolios of consumer receivables aggregating approximately $16 million in initial outstanding amount at a purchase price of approximately $957,000, bringing the aggregate initial outstanding amount of consumer receivables under management as of September 30, 2008 to approximately $500 million, an increase of 3.52% as compared to approximately $483 million as of September 30, 2007. For the nine months ended September 30, 2008, we posted gross collections of approximately $13.62 million, compared to gross collections of $13.06 million in the nine month period ended September 30, 2007, representing a 4.28% increase.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          As of the end of the period covered by this Quarterly Report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, included the Certifying Officers, to allow timely decisions regarding required disclosures.

          Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

          This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this report.

          Changes in Internal Control over Financial Reporting

          Further, there were no changes in the Company’s internal control over financial reporting during the Company’s third fiscal quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

          Limitations on the Effectiveness of Internal Controls

          Readers are cautioned that our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1	Legal Proceedings

          In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits against consumers using our network of third party law firms. Also, consumers may occasionally initiate litigation against us in which they allege that we have violated a Federal or state law in the process of collecting on their account. We do not believe that these ordinary course matters are material to our business and financial condition.

          As of September 30, 2008, there were no material pending legal proceedings to which we or any of our subsidiaries was a party or to which any of our property was the subject and, to the best of our knowledge, no such action against us is contemplated or threatened.

Item 2	Unregistered Sales of Securities and Use of Proceeds

None, other than as disclosed by the Company in its filings on Form-8K during the three month period ended September 30, 2008.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Submission of Matters to a Vote of Security Holders

          The Company held its 2008 Annual Meeting of Stockholders on September 29, 2008.

          At the 2008 Annual Meeting of Stockholders, the stockholders elected the following individuals as directors, to serve until the 2009 Annual Meeting of Stockholders, and until their successors are elected and qualified:

Name	Votes For	Votes Withheld

John C. Kleinert	14,292,162	10,389
W. Peter Ragan, Sr.	14,292,162	10,389
Steven Marcus	14,292,162	10,322
Dr. Michael Kelly	14,292,162	10,322
David Granatell	14,292,162	10,322

          Also, at the 2008 Annual Meeting of Stockholders, the stockholders approved the ratification of the appointment Weiser, LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2008. There were 14,302,451 votes cast for the ratification, no votes cast against the ratification and 100 abstentions.

          The stockholders also approved amending the Company’s Certificate of Incorporation to effectuate a reverse split of the Company’s issued and outstanding common stock of between one-for-ten and one-for-twenty reverse stock split in the discretion of the board of directors. There were 14,211,942 votes cast for the reverse split, 90,609 votes cast against, and no abstentions.

          The stockholders also approved amending the Company’s Certificate of Incorporation to change the name of the Company to Velocity Portfolio Group, Inc. There were 14,302,451 votes cast for the name change, no votes cast against the ratification and 100 abstentions.

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

          In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VELOCITY ASSET MANAGEMENT, INC.

Dated: November 10, 2008	By:	/s/ John C. Kleinert

John C. Kleinert
Chief Executive Officer and President