Form 10-K
period 2008-12-31
VELOCITY PORTFOLIO GROUP INC
filed 2009-04-23
CIK 813565

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-32879

VELOCITY PORTFOLIO GROUP, INC.
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

NYSE Alternext U.S.
(Name of exchange on which registered)

Common Stock, $.001 Par Value

(Title of Class)

NYSE Alternext U.S.
(Name of exchange on which registered)

Securities registered pursuant to Section 12 (g) of the Act:
None

Check whether the Company: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The issuer’s revenues for the year ended December 31, 2008 were $14,707,849.

As of June 30, 2008, the aggregate market value of the common stock held by non-affiliates of the issuer was approximately $5,626,000. This amount is based on the closing price of $21.40 per share for the Company’s common stock as of such date.

On April 17, 2009, there were 894,799 shares of the Company’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

FORWARD LOOKING STATEMENTS

          This Annual Report on Form 10-K and other reports we file from time to time with the Securities and Exchange Commission (collectively the “Filings”) “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 with respect to our financial condition, results of operations, plans, objectives, future performance and business, which are usually identified by the use of words such as “will,” “may,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “plans,” “predicts,” “continues,” “intends,” “should,” “would,” or similar expressions. We intend for these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with these safe harbor provisions.

          These forward-looking statements reflect our current views and expectations about our plans, strategies and prospects, which are based on the information currently available and on current assumptions.

          These plans, intentions or expectations may not be fully achieved, if at all. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the “Risk Factors” section beginning on page 13 of this annual report on From 10-K. Listed below and discussed elsewhere in this annual report on Form 10-K are some important risks, uncertainties and contingencies that could cause our actual results, performances or achievements to be materially different from the forward-looking statements included or incorporated by reference in this annual report on Form 10-K. These risks, uncertainties and contingencies include, but are not limited to, the following:

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

          Unless the context otherwise requires, the terms “we,” “us” or “our” as used hereinafter refer to Velocity Portfolio Group, Inc. and our subsidiaries, including TLOP Acquisition Corp., LLC and our wholly owned subsidiaries J. Holder, Inc., VOM, LLC, SH Sales, Inc. and Velocity Investments, LLC. On November 19, 2008 we changed our corporate name from Velocity Asset Management, Inc. to Velocity Portfolio Group, Inc., and effected a one-for-twenty reverse split of our then issued and outstanding shares of common stock. Except as otherwise noted, all share and per share data set forth in this annual report gives effect to the reverse stock split.

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

          We generally purchase consumer receivable portfolios that include charged-off credit card receivables, which are accounts that have been written off by the originators, and consumer installment loans. When evaluating a portfolio for purchase, we conduct an extensive quantitative and qualitative analysis of the portfolio to appropriately price the debt and to identify portfolios that are optimal for collection through our legal collection network. This analysis relies upon, but is not limited to, the use of our proprietary pricing and collection probability model and draws upon our extensive experience in the legal collection and debt-buying industry.

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

          As of December 31, 2008, we held approximately $501 million in consumer receivables, excluding post charge-off accrued interest. We currently service approximately 115,000 accounts and place these accounts with over 80 law firms across the 50 states and Puerto Rico. Our portfolios have face amounts ranging from $225,000 to approximately $43 million with purchase prices ranging from $0.017 to $0.25 per $1.00 of such face amounts.

History

          We were organized in the State of Delaware in December 1986 as Tele-Optics, Inc. We were inactive until February 3, 2004, when we acquired STB, Inc. Since that acquisition, we have focused on the business of acquiring, managing and servicing distressed assets, consisting of consumer receivable portfolios, interests in distressed real property and tax lien certificates. Historically, the business had been carried on by our three wholly-owned subsidiaries: Velocity Investments, LLC (“VI”), which invests in non-performing consumer debt purchased in the secondary market at a discount from face value and then seeks to liquidate these debt portfolios through legal collection means; J. Holder, Inc. (“J. Holder”), which invested in distressed real property interests, namely real property being sold at sheriff’s foreclosure and judgment execution sales, defaulted mortgages, partial interests in real property and the acquisition of real property with clouded title; and VOM, LLC (“VOM”), which invested in New Jersey municipal tax liens with the focus on realization of value through legal collection and owned real estate opportunities presented by the current tax environment. On December 31, 2007, our board of directors unanimously approved management’s plan to discontinue the operation of J. Holder and VOM and to sell and dispose of the assets or membership interests/capital stock of such subsidiaries. The divestiture of the businesses is consistent with our strategy of concentrating our resources on purchasing, managing, servicing and collecting portfolios of consumer receivables.

Industry Overview

          The growth of the consumer receivable management industry has been driven by a number of industry trends, including:

•	increasing levels of debt;

•	mounting debt and pressure on banks and financial institutions to remove nonperforming or unattractive assets from their balance sheets;

•	increasing defaults of the underlying receivables; and

•	increasing utilization of third-party providers to collect such receivables.

          The current amount of consumer debt in the United States is unprecedented. According to the U.S. Federal Reserve Board, the consumer credit industry increased from $731.9 billion of consumer debt obligations in 1988 to $2.6 trillion of consumer debt obligations in June 2008, a compound annual growth rate of 6.5%. The U.S. Treasury Department has indicated that approximately 40% of U.S. consumer credit is provided through securitization of credit card receivables, auto loans, and student loans. As of June 30, 2008, approximately 5% of credit card loans were delinquent. As a result, many opportunistic consumer receivable purchasers have left the market, resulting in an increase in the availability of receivable portfolios and a decrease in the price for such portfolios. The 2007 Kaulkin Ginsberg Company Report projects that the consumer credit market will increase to $3.2 trillion by 2011 from $2.4 trillion in 2007, and that the total collections industry’s revenues are estimated to increase 11% per year from $3.7 billion in 2006 to $6.2 billion in 2011. As a result, we believe that current market conditions create a good opportunity for acquiring large quantities of consumer receivable portfolios.

          Most of our competitors generally rely on call-center collection models, with legal collections historically used as a secondary strategy. We believe that call centers are inherently inefficient due to their fixed costs, including the need to retain a significant number of employees and manage a high rate of employee turnover. We utilize law firms to collect our revenues, which we believe is one of the fastest growing segments of the collections industry and more suitable for collecting in the current difficult economic environment. According to the 2007 Kaulkin Ginsberg Company Report, law firms’ collections revenue is expected to increase 15% a year from $1.2 billion in 2006 to $2.4 billion in 2011.

Business Strategy

          Our primary objective is to utilize our management’s experience and expertise to effectively grow our business. We intend to do so by identifying, evaluating, pricing and acquiring distressed consumer receivable portfolios that are optimal for collection through our legal collection network and maximizing the return on such assets in a cost efficient manner. Our strategy includes:

•	conducting extensive internal due diligence to ensure our third party servicers are provided with the most complete available information on a portfolio in order to maximize collections;

•	outsourcing the legal collection process to a national legal network that is compensated on a fixed success-based commission schedule;

•	managing the legal collection and servicing of our receivable portfolios;

•	expanding geographically while maintaining the same disciplined management of the legal collection network;

•	increasing and expanding financial flexibility and leverage through increased capital lines of credit; and

•	expanding our business through the purchase of consumer receivables from new and existing sources.

          We believe that as a result of our management’s experience and expertise and the fragmented yet growing market in which we operate, we are well-positioned to successfully implement our strategy.

Consumer Receivables Purchase Program

          We have purchased more than 70 portfolios from over 15 different debt sellers since 2003. Our focus has historically been on purchases of charged-off credit card receivables, which are accounts that have been written off by their originators, and consumer installment loans, which receivables make up over 95% of our portfolio We also have purchased portfolios that have a small percentage of auto deficiency and health club receivables. Although we have no policy limiting purchases of other types of charged-off receivables, to date, we have not purchased any telecom, utility, healthcare, student loan, mobile home or retail mail order receivables. While we have no policy limiting purchases from a single debt seller, we purchase from a diverse set of debt sellers and our purchasing decisions are based upon constantly changing economic and competitive conditions as opposed to long-term relationships with particular debt sellers.

          Each potential acquisition begins with a quantitative and qualitative analysis of the portfolio. In the initial stages of the due diligence process, we typically review basic data on the portfolio’s accounts. This data typically includes the account number, the obligor’s name, address, social security number, phone numbers, outstanding balance, date of charge-off, last payment date and account origination. We will not bid on portfolios to the extent that this information is not available. We also analyze the portfolio by comparing it to similar portfolios previously acquired by us. In addition, we perform qualitative analyses of other matters affecting the value of portfolios, including a review of the delinquency, charge off, placement and recovery policies of the originator as well as the collection authority granted by the originator to any third party collection agencies and, if possible, by reviewing their recovery efforts on the particular portfolio. We analyze this information on an account by account basis and summarize it based on certain key metrics that enable us to make a determination that the debt is optimally collected through legal collection means, such as, but not limited to:

•	the number of collection agencies previously attempting to collect the receivables in the portfolio;

•	state distribution of the obligors in the portfolio as different states have different liquidation rates, which is factored into our cash flow analysis;

•	obligor’s last known residence;

•	type of receivable;

•	availability of account documentation (e.g. charge-off statements, account statements, applications);

•	the applicable state’s statute of limitations;

•	age of the charged-off receivable (as older receivables may liquidate at a different rate than newer receivables); and

•	management’s assessment of each debtor’s ability to repay this debt based on an account by account analysis.

          In addition, we generally request the seller to provide answers to a questionnaire designed to help us understand important qualitative factors relating to the portfolio. The age of a charged-off consumer receivables portfolio, or the time since an account has been charged-off by the credit originator and the number of times a portfolio has been placed with third parties for collection purposes, is one of many factors in determining the price at which we will offer to purchase a receivables portfolio. As long as the charged-off receivables are collectible through legal collection means based on the relevant state’s applicable statute of limitations, we will purchase accounts at any point in the delinquency cycle. We deploy our capital within these delinquency stages based upon management’s assessment of the values of the available debt portfolios based on our analysis of the key metrics discussed above and our proprietary pricing model.

          We purchase the portfolios at a percentage discount to the outstanding balance of the originator at the time of charge-off. The purchase balance may include interest and other fees which are accrued by the originator prior to charge-off. In the case of credit cards, the interest and late fees accumulated prior to charge- off are regarded as principal by the credit card companies. Under the terms of our receivable purchase agreements, as assignees of the debt, we may also purchase the interest accumulated up to the date of sale. Subsequent to the purchase, we may also accrue interest by accumulating simple interest on the outstanding balance based on the terms and conditions of the applicable cardholder agreement or the applicable state law. We attempt to collect the purchased balance and any interest that occurs subsequent to charge-off subject to the relevant federal and state laws governing this collection.

          Historically, we have acquired consumer receivable portfolios with face amounts ranging from $225,000 to approximately $43 million at purchase prices ranging from $0.017 to $0.25 per $1.00 of such face amounts. Consumer receivable activity for the years ended December 31, 2008 and 2007 were as follows:

Consumer receivable activity for the years ended December 31, 2008 and 2007 consists of the following:

	December 31, 2008	December 31, 2007

Balance at beginning of year	$46,971,014	$38,327,926

Acquisitions and capitalized costs, net of returns	2,062,903	12,799,459
Amortization of capitalized costs	(59,196)	(59,196)

	2,003,707	12,740,263

Cash collections (1)	(17,723,758)	(17,960,713)
Income recognized on consumer receivables (1)	14,704,512	13,863,538

Cash collections applied to principal	(3,019,246)	(4,097,175)

Impairment	(8,362,841)	—

Balance at end of year	$37,592,634	$46,971,014

(1) Includes $655,552 derived from fully amortized pools as of December 31, 2008.

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

          Generally, our portfolio purchase agreements provide that we can return certain accounts to the seller. In some transactions, however, we may acquire a portfolio with limited representations and warranties including title representations and indemnities, few, if any, rights to return accounts to the seller. After acquiring a portfolio, we conduct a detailed analysis to determine which accounts in the portfolio should be returned to the seller. Although the terms of each portfolio purchase agreement differ, examples of accounts that may be returned to the seller include:

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

Consumer Receivables Collecting and Servicing

          Our objective is to maximize our return on investment on acquired consumer receivable portfolios. Consequently, before acquiring a portfolio, we analyze the various assets contained in the portfolio to determine how to best maximize collections in a cost efficient manner. If we acquire the portfolio, we can then promptly process the receivables that were purchased and commence the collection process. Unlike collection agencies that typically have only a specified period of time to recover a receivable, as the portfolio owner, we have significantly more flexibility in establishing payment programs and establishing customized policies and procedures.

          Once a portfolio has been acquired, we download all receivable information provided by the seller into our account management system and reconcile certain information with the information provided by the seller in the purchase contract. We then conduct additional due diligence on the portfolio to augment the information provided by the seller and download such information into our account management system. We send regulatory-required notification letters to obligors of each acquired account explaining, among other matters, our new ownership and asking that the obligor contact us or our servicers to make payment arrangements.

          We outsource all of the legal collection process of our receivables to third-party law firms based on specific guidelines established by senior management and set forth in a third-party servicing contract. Prior to January 1, 2005, substantially all legal work was outsourced to Ragan & Ragan, P.C., an affiliate of W. Peter Ragan, Sr., our Vice President and one of our directors, and W. Peter Ragan Jr., President of VI. Each third-party law firm to whom we might outsource receivable servicing is selected from an industry law list with an accredited bond, has compatible information technology systems and meets certain other specific criteria. Our standard form of servicing contract provides for the payment to the law firm of a contingency fee equal to 25% of all amounts collected and paid by the debtors. Once a group of receivables is sent to a third-party servicer, our management actively monitors and reviews the servicer’s performance on an ongoing basis. Our management receives detailed analyses, including collection activity and portfolio performance, from our internal servicing department to assist it in evaluating the results of the efforts of the third-party law firm. Based on portfolio performance guidelines, our management may move certain receivables from one third-party servicer to another if it anticipates that this will result in an increase in collections. Until December 2004, all of our receivables were from obligors in New Jersey and we employed the law firm of Ragan & Ragan, P.C. to service those receivables. We expect to continue to use Ragan & Ragan, P.C. with respect to our receivables in New Jersey until such time as either (i) our agreement with Ragan & Ragan, P.C. terminates; or (ii) the consumer receivable portfolios in New Jersey increase beyond the capacity of Ragan & Ragan, P.C. Our current agreement with respect to consumer receivables portfolios with Ragan & Ragan P.C. is for one calendar year and automatically extends for additional periods of one calendar year each unless terminated by us. The agreement provides for the payment to such firm of a contingency fee equal to 25% of all amounts collected and paid by the obligors. The shareholders of Ragan & Ragan, P.C. are W. Peter Ragan, Sr., our Vice President and a Director, and W. Peter Ragan Jr., President of our wholly-owned subsidiary, VI.

          From time to time, we may resell certain accounts in our pool of consumer receivables that we have deemed uncollectible in order to generate revenue.

Competition

          Our business of purchasing consumer receivables is highly competitive and fragmented, and we expect that competition from new and existing companies will increase. We compete with:

•	other purchasers of consumer receivables; and

•	other financial services companies who purchase consumer receivables.

          Some of our competitors are larger and more established and may have substantially greater financial, technological, personnel and other resources than we have, including greater access to capital markets. We believe that no individual competitor or group of competitors has a dominant presence in the market. We also believe our competitors that rely on call center models have a high fixed cost model, with a significant number of employees and a high rate of turnover. We believe some of our competitors, particularly hedge funds, are currently reducing the amount of consumer debt they are purchasing due to the current financial crisis.

          We compete with our competitors for consumer receivable portfolios, based on many factors, including:

•	purchase price;

•	representations, warranties and indemnities requested;

•	speed in making purchase decisions; and

•	our reputation.

          Our competitive strategy is designed to capitalize on the market’s lack of a dominant industry player. We believe that our management’s experience and expertise in identifying, evaluating, pricing and acquiring consumer receivable portfolios, and managing collections coupled with our strategic alliances with third-party servicers and our sources of financing give us a competitive advantage. However, we may not be able to compete successfully against current or future competitors or that competition will not increase in the future.

          We have a number of competitive advantages which we believe differentiate us from our competitors and that have enabled us to effectively grow our business by identifying, evaluating, pricing and acquiring consumer receivable portfolios that are optimal for collection through our legal collection network and maximizing the return on such assets. We believe that our proprietary pricing model and our focus on the legal collections model, which has traditionally been used by our competitors as a secondary strategy, provide us with significant advantages over competitors. Our competitive strengths are:

•

Experienced, Specialized Management Team: Our leadership team is comprised of executives with over 60 years of combined experience in the collections industry. John C. Kleinert, our Chief Executive Officer, founded our company in 1998 after spending 15 years at Goldman Sachs. While at Goldman, Mr. Kleinert worked in several different capacities, including running the Municipal Bond Trading Desk and ultimately serving as a General Partner and then Limited Partner. W. Peter Ragan, Jr., co-founder and President, applied his over 12 years of collections industry experience and expertise to develop our proprietary pricing model and to develop our legal collections platform (including lawyer selection, software to manage our legal network, incentive platform and legal collections network monitoring). His father, W. Peter Ragan, Sr., co-founder and senior advisor to our company, has litigated many reported cases in the creditor’s rights arena. James J. Mastriani, our Chief Legal Officer and Chief Financial Officer since joining us in 2004, has over 10 years experience in the consumer finance and financial services industries.

•

Disciplined Proprietary Pricing Model: We utilize our proprietary pricing model to value portfolios which we believe are optimal for collection through our legal collection network and can provide attractive returns. This model was developed based on our management team’s extensive experience working in the consumer receivables marketplace. The prices we pay for our consumer receivable portfolios are dependent on many criteria including the age of the portfolio, the type of receivable, our analysis of the percentage of obligors who owe debt that is collectible through legal collection means and the geographical distribution of the portfolio. We are generally willing to pay higher prices for portfolios that have a higher percentage of obligors whose debt we believe is collectible through legal collection means. Price fluctuations for portfolio purchases from quarter-to-quarter or year-over-year are indicative of the economy or overall mix of the types of portfolios we are purchasing.

•

Legal Collections Model: We utilize third party law firms, including a law firm owned by certain of our officers and directors, to collect our receivable portfolios. We currently service 115,000 accounts and place these accounts with over 80 law firms across the 50 states and Puerto Rico. We actively manage our outsourced legal network through advanced information technology systems. We believe that our senior management team, two of whom are collections lawyers, understands what our legal third parties need to properly collect and service our portfolios, which provides us with a significant competitive advantage. We generally only utilize two lawyers in most states and are regularly solicited by independent law firms seeking to join our network. In addition, we believe we can direct significantly more business to the law firms in our network.

•

Scaleable, Profitable Business Model: We are able to keep fixed costs very low and currently have only 12 employees, of which 10 are full-time employees. As we acquire more portfolios, the only cost that we expect would significantly increase is the professional fees paid to the lawyers we utilize to collect our receivables. Our management team, information technology systems platform, purchasing model and legal collections can all support a significantly larger amount of receivables.

Management Information Systems

          We believe that a high degree of automation is necessary to enable us to grow and successfully compete with other financial services companies. Accordingly, we continually upgrade our computer software and, when necessary, our hardware to support the servicing and recovery of consumer receivables that we acquire. Our telecommunications and computer systems allow us to quickly and accurately process the large amount of data necessary to purchase and service consumer receivable portfolios. Due to our desire to increase productivity through automation, we periodically review our systems for possible upgrades and enhancements. We do not maintain business interruption insurance. However, we maintain a disaster recovery program intended to allow us to operate our business at an offsite facility. In the event our disaster recovery program fails to operate as expected or we do not have adequate backup arrangements for all of our operations, we may incur significant losses if an outage occurs.

Government Regulation

          Federal, state and municipal statutes, rules, regulations and ordinances establish specific guidelines and procedures which debt purchasers must follow when collecting consumer accounts. It is our policy to comply with the provisions of all applicable federal laws and comparable state statutes in all of our recovery activities, even in circumstances in which we may not be specifically subject to these laws. Our failure to comply with these laws could have a material adverse effect on us in the event and to the extent that they limit our recovery activities or subject us to fines or penalties in connection with such activities. Federal and state consumer protection, privacy and related laws and regulations extensively regulate the collection of consumer debt and the relationship between customers and credit card issuers. Significant federal laws and regulations applicable to our business include the following:

•

Fair Debt Collection Practices Act. This act imposes certain obligations and restrictions on collection practices, including specific restrictions regarding communications with consumer customers, including the time, place and manner of the communications. This act also gives consumers certain rights, including the right to dispute the validity of their obligations and a right to sue third parties who fail to comply with its provisions, including the right to recover their attorney fees.

•

Fair Credit Reporting Act. While we believe that we are not currently subject to this act as we do not currently furnish trade line information to the credit reporting agencies or use credit reports, we may decide to furnish or use such information in the future. This act places certain requirements on credit information providers regarding verification of the accuracy of information provided to credit reporting agencies and investigating consumer disputes concerning the accuracy of such information. The Fair Credit Reporting Act to include additional duties applicable to data furnishers with respect to information in the consumer’s credit file that the consumer identifies as resulting from identity theft, and requires that data furnishers have procedures in place to prevent such information from being furnished to credit reporting agencies.

•

Gramm-Leach-Bliley Act. This act requires that certain financial institutions, including debt purchasers, collection agencies, develop policies to protect the privacy of consumers’ private financial information and provide notices to consumers advising them of their privacy policies. This act also requires that if private personal information concerning a consumer is shared with another unrelated institution, the consumer must be given an opportunity to opt out of having such information shared. Since we do not share consumer information with non-related entities, except as required by law, or except as needed to collect on the receivables, our consumers are not entitled to any opt-out rights under this act. This act is enforced by the Federal Trade Commission, which has retained exclusive jurisdiction over its enforcement, and does not afford a private cause of action to consumers who may wish to pursue legal action against a financial institution for violations of this act.

•

Electronic Funds Transfer Act. This act regulates the use of the Automated Clearing House, or ACH, system to make electronic funds transfers. All ACH transactions must comply with the rules of the National Automated Check Clearing House Association, or NACHA, and Uniform Commercial Code § 3-402. This act, the NACHA regulations and the Uniform Commercial Code give the consumer, among other things, certain privacy rights with respect to the transactions, the right to stop payments on a pre-approved fund transfer, and the right to receive certain documentation of the transaction. This act also gives consumers a right to sue institutions which cause financial damages as a result of their failure to comply with its provisions.

•

Telephone Consumer Protection Act. In the process of collecting accounts, we may, in the future, use automated predictive dialers to place calls to consumers. This act and similar state laws place certain restrictions on telemarketers and users of automated dialing equipment who place telephone calls to consumers.

•

Servicemembers Civil Relief Act. The Soldiers’ and Sailors’ Civil Relief Act of 1940 was amended in December 2003 as the Servicemembers Civil Relief Act, or SCRA. The SCRA gives U.S. military service personnel relief from credit obligations they may have incurred prior to entering military service, and may also apply in certain circumstances to obligations and liabilities incurred by a servicemember while serving on active duty. The SCRA prohibits creditors from taking specified actions to collect the defaulted accounts of servicemembers. The SCRA impacts many different types of credit obligations, including installment contracts and court proceedings, and tolls the statute of limitations during the time that the servicemember is engaged in active military service. The SCRA also places a cap on interest bearing obligations of servicemembers to an amount not greater than 6% per year, inclusive of all related charges and fees.

•

U.S. Bankruptcy Code. In order to prevent any collection activity with bankrupt debtors by creditors and collection agencies, the U.S. Bankruptcy Code provides for an automatic stay, which prohibits certain contacts with consumers after the filing of bankruptcy petitions.

          Additionally, there are some states statutes and regulations comparable to the above federal laws, and specific licensing requirements which affect our operations. State laws may also limit credit account interest rates and the fees, as well as limit the time frame in which judicial actions may be initiated to enforce the collection of consumer accounts.

          Although we are not a credit originator, some of these laws directed toward credit originators, including the Fair Credit Billing Act and the Equal Credit Opportunity Act may occasionally affect our operations because our receivables were originated through credit transactions. Federal laws which regulate credit originators require, among other things, that credit card issuers disclose to consumers the interest rates, fees, grace periods and balance calculation methods associated with their credit card accounts. Consumers are entitled under current laws to have payments and credits applied to their accounts promptly, to receive prescribed notices and to require billing errors to be resolved promptly. Some laws prohibit discriminatory practices in connection with the extension of credit. Federal statutes further provide that, in some cases, consumers cannot be held liable for, or their liability is limited with respect to, charges to the credit card account that were a result of an unauthorized use of the credit card. These laws, among others, may give consumers a legal cause of action against us, or may limit our ability to recover amounts owing with respect to the receivables, whether or not we committed any wrongful act or omission in connection with the account. If the credit originator fails to comply with applicable statutes, rules and regulations, it could create claims and rights for consumers that could reduce or eliminate their obligations to repay the account and have a possible material adverse effect on us. Accordingly, while we seek to contractually obtain indemnification from creditor originators and others against losses caused by the failure to comply with applicable statutes, rules and regulations relating to the receivables before they are sold to us, we may not be able to do so.

          The U.S. Congress and several states have enacted legislation concerning identity theft. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement of and recovery on consumer credit card or installment accounts. Any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to recover the receivables. In addition, our failure to comply with these requirements could adversely affect our ability to enforce the receivables.

          If some of the receivables were established as a result of identity theft or unauthorized use of a credit card and, accordingly, we could not recover the amount of such defaulted consumer receivables. As a purchaser of defaulted consumer receivables, we may acquire receivables subject to legitimate defenses on the part of the consumer. Our account purchase contracts allow us to return to the debt owners certain defaulted consumer receivables that may not be collectible, due to these and other circumstances. Upon return, the debt owners are required to replace the receivables with similar receivables or repurchase the receivables. These provisions limit to some extent our losses on such accounts.

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

Employees

          As of December 31, 2008, we had a total of twelve employees, of which ten are full time employees. Most of our collection activities are outsourced and managed by corporate officers. Each of our employees has signed a standard employee agreement, containing confidentiality and change of control provisions. None of our employees is covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

RISK FACTORS

          Investing in our securities involves a high degree of risk. Before you invest in our securities, you should understand and carefully consider the risks below, as well as all of the other information contained in this Annual Report on Form 10-K and our financial statements and the related notes included elsewhere in this annual report on Form 10-K. Any of these risks could have a material adverse effect on our business, financial condition, results of operations and the trading price of our securities may decline, and you may lose all or part of your investment.

If we are unable to access external sources of financing we may not be able to fund and grow our operations.

          We depend on loans from our $22.5 million credit facility, our cash flow from operations and other external sources, to fund and expand our operations. Our ability to grow our business is dependent on availability under our credit facility and our access to additional financing and capital resources at acceptable rates. The failure to obtain financing and capital on acceptable financing terms as needed could limit our ability to purchase consumer receivable portfolios and achieve our growth plans.

          We have a $22.5 million credit facility with Wells Fargo, which expires in January 2011. As of April 10, 2009, we had approximately $14,100,000 million of credit available. However, many financial institutions have been adversely impacted by the current financial crisis and, as a result, have ceased or reduced the amount of lending they have made available to their customers. As a result, we may have insufficient credit lines available to purchase additional receivables, unless we successfully obtain additional credit.

          We have also raised additional capital from time to time through private placement offerings, or public offerings of equity or debt securities, or a combination thereof. Although we have no specific capital raising transactions currently under negotiation, we may determine to undertake such transactions at any time. Such transactions could include the sale of equity or debt at less than the market price of our common stock at the time of such transaction. The terms of any such capital raising transaction would be considered by the board of directors at the time it is proposed by management. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. We may be unable to arrange additional financing on terms satisfactory to us or at all. If additional financing is raised by the issuance of common stock you may suffer additional dilution and if additional financing is raised through debt financing, it may involve significant restrictive covenants which could affect our ability to operate our business. In addition, we may incur significant costs in connection with any potential financing, whether or not we are able to raise additional capital.

We may not be able to purchase consumer receivable portfolios at favorable prices or on sufficiently favorable terms or at all.

          Our ability to execute our business strategy depends upon the continued availability of consumer receivable portfolios that meet our purchasing criteria and our ability to identify and finance the purchases of such assets. The availability of consumer receivable portfolios at favorable prices and on terms acceptable to us depends on a number of factors outside of our control, including:

•	the continuation of the current growth trend in debt;

•	the continued volume of consumer receivable portfolios available for sale;

•	competitive factors affecting potential purchasers and sellers of consumer receivable portfolios; and

•	fluctuations in interest rates.

          The market for acquiring consumer receivable portfolios is becoming more competitive, thereby possibly diminishing our ability to acquire such portfolios at attractive prices in future periods. The growth in debt may also be affected by:

•	a continued slowdown in the economy;

•	continued reductions in consumer spending;

•	changes in the underwriting criteria by originators;

•	changes in laws and regulations governing lending and bankruptcy; and

•	fluctuation in interest rates.

          The continued slowing of growth in consumer spending could result in a decrease in the availability for purchase of consumer receivable portfolios that could affect the purchase prices of such portfolios. Any increase in the prices we are required to pay for such assets in turn will reduce the possible profit, if any, we generate from such assets.

We may not be able to recover sufficient amounts from the assets we acquire to recover the costs associated with the purchase and servicing of those assets and to fund our operations.

          We acquire and collect on charged-off consumer receivable portfolios. In order to operate profitably over the long term, we must continually purchase and collect on a sufficient volume of receivables to generate revenue that exceeds our costs. Our inability to realize value from our receivable portfolios in excess of the purchase price paid for such receivables and our expenses may compromise our ability to remain as a going concern. The originators or interim owners of the receivables generally have:

•	made numerous attempts to collect on these obligations, often using both their in-house collection staff and third-party collection agencies;

•	subsequently deemed these obligations as uncollectible; and

•	charged-off these obligations.

          These receivable portfolios are purchased at significant discounts to the actual amounts the obligors owe. These receivables are difficult to collect and actual recoveries may vary and be less than the amount expected. In addition, our collections may worsen in a weak economic cycle, such as the cycle we are currently experiencing in the United States. In addition, as the unemployment rate increases, we may also experience lower recovery rates. As a result, we may not recover amounts in excess of our acquisition and servicing costs. Since 2003, we have purchased approximately $501 million in original face amount of consumer receivables at a purchase price of approximately $40.7 million. Such original outstanding amount does not include interest and other fees which are accrued by the originator subsequent to the time of charge-off. We have collected approximately $54.5 million of such consumer receivables, which includes interest accrued post charge-off. As of December 31, 2008, we have approximately $669 million in current face amount of consumer receivables, which includes interest accrued post charge-off and excludes uncollectible accounts, such as deceased and bankrupt accounts. For the reasons set forth herein and elsewhere in this Annual Report on Form 10-K, we cannot estimate what percentage of the current face amount of consumer receivables we will actually collect.

          Our ability to recover on our consumer receivable portfolios and produce sufficient returns can also be negatively impacted by the quality of the purchased receivables. In the normal course of our portfolio acquisitions, some receivables may be included in the portfolios that fail to conform to certain terms of the purchase agreements and we may seek to return these receivables to the seller for payment or replacement receivables. However, such sellers may not be able to meet their payment obligations to us. In addition, in order to obtain a portfolio of receivables, we may be required to purchase certain receivables that do not meet our general purchase criteria. Accounts that we are unable to return to sellers or that do not meet our general purchase criteria may yield no return. If cash flows from operations are less than anticipated as a result of our inability to collect sufficient amounts on our receivables, our ability to satisfy our debt obligations, purchase new portfolios and our future growth and profitability may be materially adversely affected.

We are subject to intense competition for the purchase of distressed assets that may affect our ability to purchase distressed assets at acceptable prices or at all.

          We compete with other purchasers of consumer receivable portfolios, with third-party collection agencies and with financial services companies that manage their own portfolios. We compete on the basis of reputation, industry experience and performance. Some of our competitors have greater capital, personnel and other resources than we have. The possible entry of new competitors, including competitors that historically have focused on the acquisition of different asset types, and the expected increase in competition from current market participants, may reduce our access to consumer receivable portfolios. Aggressive pricing by our competitors could raise the price of such distressed assets above levels that we are willing to pay, which could reduce the amount of such assets suitable for us to purchase or, if purchased by us, reduce the profits, if any, generated by such assets. If we are unable to purchase distressed assets at favorable prices or at all, our revenues and our ability to cover operating expenses may be negatively impacted and our earnings could be materially reduced.

We are dependent upon third parties, including affiliates of our officers and directors, to service the legal collection process of our consumer receivable portfolios.

          We outsource substantially all of our receivable servicing to over 80 law firms throughout the United States. As a result, we are dependent upon the efforts of our third party servicers, including the law firm of Ragan & Ragan, P.C., to service and collect our consumer receivables. Any failure by our third party servicers to adequately perform collection services for us or remit such collections to us could materially reduce our revenues and possibly our profitability. In addition, our revenues and profitability could be materially adversely affected if we are not able to secure replacement servicers.

Conflicts of interest may occur as a result of W. Peter Ragan, Sr. serving as a director and officer of our company, and W. Peter Ragan, Jr., serving as an officer of our company, while also being the principals of Ragan & Ragan, P.C., our third party servicers in the State of New Jersey.

          As officers and, in the case of W. Peter Ragan, Sr., also as a director, of our company, Messrs. Ragan and Ragan have a fiduciary duty to our stockholders. However, their position as the principals of the law firm Ragan & Ragan, P.C., the primary third party servicers of our consumer receivable portfolios in the State of New Jersey, may compromise their ability to make decisions in the best interests of our stockholders.

          Each of Messrs. Ragan and Ragan devotes approximately 50% of his business time to our affairs in accordance with the terms of his respective employment agreement and the balance of his business time to his law practice which includes the representation of companies that may be deemed our competitors. Accordingly, there are potential conflicts of interest inherent in such relationship. The current agreement by and between our wholly-owned subsidiary, Velocity Investments (“VI”), and Ragan & Ragan P.C. is for one calendar year, and automatically extends for additional periods of one calendar year each unless terminated by us. The agreement provides for the payment to such firm of a contingency fee equal to 25% of all amounts collected and paid by the obligors. The shareholders of Ragan & Ragan, P.C. are W. Peter Ragan, Sr., our vice president and a director, and W. Peter Ragan Jr., president of our wholly-owned subsidiary, VI. During 2008 and 2007, we paid Ragan & Ragan, P.C. an aggregate of $800,261 and $1,134,345 respectively, for services rendered in accordance with the terms of the agreements between our subsidiaries and Ragan & Ragan, P.C. Pursuant to an employment agreement dated January 1, 2004, by and between W. Peter Ragan, Sr. and us, Mr. Ragan, Sr. is entitled to an annual salary of $100,000 in consideration for his position as our Vice President and president of our wholly-owned subsidiaries, J. Holder, Inc. (“J. Holder”) and VOM, LLC (“VOM”). In addition, pursuant to an employment agreement dated January 1, 2004, by and between W. Peter Ragan, Jr. and us, Mr. Ragan, Jr. is entitled to an annual salary of $100,000 per year in consideration for his position as president of our wholly-owned subsidiary, VI. Each agreement has been extended automatically pursuant to its terms.

          Each of Messrs. Ragan and Ragan beneficially own approximately 13.10% of our issued and outstanding shares of common stock as of April 10, 2009.

The loss of any of our executive officers may adversely affect our operations and our ability to successfully acquire distressed assets.

          John C. Kleinert, our president and chief executive officer, W. Peter Ragan, Sr., our vice president, W. Peter Ragan, Jr., president of our wholly-owned subsidiary, VI, and Mr. James J. Mastriani, our chief financial officer, chief legal officer, treasurer and secretary, are responsible for making substantially all management decisions, including determining which distressed assets to purchase, the purchase price and other material terms of such acquisitions and when to sell such portfolios. Although we have entered into employment agreements with each of such individuals, the loss of any of their services could disrupt our operations and adversely affect our ability to successfully acquire consumer receivable portfolios. In addition, we have not obtained “key man” life insurance on the lives of Mr. Kleinert, Mr. Ragan, Sr., Mr. Ragan, Jr. and Mr. Mastriani.

We may incur substantial indebtedness from time to time in connection with our operations.

          As of December 31, 2008, we had $16.6 million of debt outstanding, including borrowings under our $22.5 million credit facility and our outstanding notes, $4.4 million of which related to discontinued operations. On October 29, 2008, we issued an additional $360,000 principal amount of debt. We may incur substantial additional debt from time to time in connection with our purchase of consumer receivable portfolios which could affect our ability to obtain additional funds and may increase our vulnerability to economic downturns. In particular,

•

we could be required to dedicate a portion of our cash flows from operations to pay debt service costs and, as a result, we would have less funds available for operations, future acquisitions of consumer receivable portfolios and other purposes;

•	it may be more difficult and expensive to obtain additional funding through financings, if available at all;

•

we would be more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and

•

if we defaulted under our existing senior credit facility or other outstanding indebtedness or if our lenders demanded payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.

Some of our debt relates to discontinued operations, and we may not be able to satisfy such debt obligations solely by liquidating the related assets.

          As of December 31, 2008, we had approximately $4.4 million in outstanding debt related to the discontinued operations of our wholly-owned subsidiaries, J. Holder and VOM. Such debt consists of an outstanding balance on a line of credit and notes, including $2.3 million principal amount of notes held by related parties. As of December 31, 2008, we valued the assets attributable to the discontinued operations at $5.8 million, $4.4 million of which is attributable to properties held for sale. Due to the current economic crisis and real estate market downturn, we may be forced to accept less for such assets upon liquidation or incur additional impairment charges. Accordingly, we may not be able to satisfy our debt obligations related to our discontinued operations solely by liquidating the related assets.

We have pledged all of our assets to secure our borrowings under our credit facility and if we default under our credit facility, our operations would be seriously harmed.

          Any indebtedness that we incur under our credit facility is secured by a first lien upon all of our assets, including all of our portfolios of consumer receivables acquired for liquidation. If we default under our credit facility, those assets would be available to our lender to satisfy our obligations. Any of these consequences could adversely affect our ability to acquire consumer receivable portfolios and operate our business.

As a result of our failure to satisfy certain covenants under our credit facility with Wells Fargo, our auditors have expressed doubt regarding our ability to continue as a “going concern.”

          As a result of a revision of our expected estimated cash collection forecast methodology by extending the collection forecast useful life of our pools from 60 months to 84 months and adjusting the timing of expected future collections, and the resulting impairment charge, as of December 31, 2008, we did not satisfy the minimum stockholder’s equity covenant required by our Credit Facility. In addition, we and VI each failed to satisfy the minimum net income covenant under the Credit Facility for the 4th quarter. We are currently working closely with the Lender on obtaining a waiver of the breach of these December 31, 2008 covenants and amending the Credit Facility to restructure these covenants. While we anticipate completion of this waiver and amendment to the Credit Facility by May 2009, Wells Fargo is not obligated to waive these covenants. If we are unable to obtain a waiver and amendment of the Credit Facility, Wells Fargo could exercise certain remedies under the Loan Agreement, including but not limited to foreclosure on the loan.

          As a result of these failures, our auditors’ report for our 2008 financial statements, which are included in this Report, contains a statement concerning our ability to continue as a “going concern.” Our lack of sufficient liquidity without the Credit Facility could make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain and our public stock price generally.

          Our continuation as a “going concern” is dependent upon, among other things, our negotiations with Wells Fargo to amend the covenants contained in our Credit Facility to reflect our revised forecasting methodology, as well as the current economic conditions. However, we may be unable to renegotiate these covenants and therefore may be unable to continue as a going concern if they should foreclose.

The restrictions contained in the secured financings could negatively impact our ability to obtain financing from other sources and to operate our business.

          We and our subsidiaries have agreed to maintain certain ratios with respect to borrowings under our credit facility against the estimated remaining return value on Wells Fargo financed portfolios. Our VI subsidiary agreed to maintain a minimum net worth and subordinated debt of at least $14,000,000 for the duration of the facility and net income of $375,000 for each calendar quarter. We have also agreed to maintain minimum net worth of at least $25,000,000 in stockholders’ equity and subordinated debt for the duration of the facility and net income of at least $200,000 for each calendar quarter. Therefore, our ability to obtain financing from other sources may be limited in the future.

          Our credit facility contains certain restrictive covenants that may restrict our ability to operate our business. Furthermore, the failure to satisfy any of these covenants could:

•	cause our indebtedness to become immediately payable;

•	preclude us from further borrowings from these existing sources; and

•	prevent us from securing alternative sources of financing necessary to purchase consumer receivable portfolios and to operate our business.

          The result of such failure to satisfy these covenants would significantly impact our ability to operate our business and cause our credit facility to become immediately due and payable, and give Wells Fargo the right to foreclose on our assets.

We anticipate that we will incur significant increases in interest expenses in the future.

          As a result of our increased borrowings under our line of credit and our other outstanding debt, we anticipate that we will incur significant increases in interest expense. We believe such increases will be offset over time by expected increased revenues from consumer receivable portfolios purchased utilizing the proceeds of these financings. However, revenues from such purchased portfolios may not exceed the additional interest expense. If the expected revenues from such purchased portfolios do not exceed such interest expenses, our results could be materially affected.

Our collections may decrease if bankruptcy filings increase.

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

          We may pursue the acquisition of consumer receivable portfolios of asset types in which we have little current experience. We may not be able to complete any acquisitions of receivables of these asset types and our limited experience in these asset types may impair our ability to properly price these receivables or collect on these receivables. This may cause us to pay too much for these receivables, and consequently, we may not generate a profit from these receivable portfolio acquisitions.

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

          Sustaining growth will also require the implementation of enhancements to our operational and financial systems and will require additional management, operational and financial resources. We may not be able to manage our expanding operations effectively or maintain or accelerate our growth. Any failure to do so could adversely affect our ability to generate revenues and control our expenses.

Our operations could suffer from telecommunications or technology downtime, disruption or increased costs.

          Our ability to execute our business strategy depends in part on sophisticated telecommunications and computer systems. The temporary loss of our computer and telecommunications systems, through casualty, operating malfunction or servicer’s failure, could disrupt our operations. In addition, we must record and process significant amounts of data quickly and accurately to properly bid on prospective acquisitions of consumer receivable portfolios and to access, maintain and expand the databases we use for our collection and monitoring activities. Any failure of our information systems and their backup systems would interrupt our operations. We do not maintain business interruption insurance. However, we maintain a disaster recovery program intended to allow us to operate our business at an offsite facility. In the event our disaster recovery program fails to operate as expected or we do not have adequate backup arrangements for all of our operations, we may incur significant losses if an outage occurs.

We use estimates for recognizing revenue on a majority of our consumer receivable portfolio investments and our earnings would be reduced if actual results are less than estimated.

          We recognize finance income on a majority of our consumer receivable portfolios using the interest method. We only use this method if we can reasonably estimate the expected amount and timing of cash to be collected on a specific portfolio based on historic experience and other factors. Under the interest method, we recognize finance income on the effective yield method based on cash flows and the portfolio’s carrying value prior to the application of the current quarter’s cash collections. At December 31, 2008, we have $37,592,364 in consumer receivables outstanding. The estimated future cash flows are reevaluated quarterly. If future cash collections on these portfolios were less than what was estimated, we would recognize an impairment expense that would reduce our earnings during such periods. Any reduction in our earnings could materially adversely affect our stock price. When we first developed our cash forecasting models in 2003, limited historical collection data was available to accurately estimate cash collections beyond 60 months. Since developing these models, we have continuously analyzed the historical collection data over the life of the portfolios. While we do not yet have six complete years of historical information on any of our static pools, we have observed that certain receivable portfolios purchased during, and prior to 2004, have experienced cash collections beyond 60 months from the date of purchase. During the year ended December 31, 2008, we recorded an impairment of approximately $8.36 million on our consumer receivable portfolios. This impairment was primarily due to a combination of an extension of the collection curve from 60 to 84 months and a shortfall in collections in certain pool groups against our forecast, primarily our 2005 and 2006 vintages.

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

          Federal, state and municipal laws, rules, regulations and ordinances may limit our ability to recover and enforce our rights with respect to the consumer receivables acquired by us. These laws include, but are not limited to, the following Federal statutes and related regulations and comparable statutes in states where obligors reside and/or where creditors are located:

•	Fair Debt Collection Practices Act;

•	Fair Credit Reporting Act;

•	Gramm-Leach-Bliley Act;

•	Electronic Funds Transfer Act;

•	Telephone Consumer Protection Act;

•	Servicemembers Civil Relief Act;

•	U.S. Bankruptcy Code;

•	Fair Credit Billing Act; and

•	the Equal Credit Opportunity Act.

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

          In addition, while some financial services companies are eligible to receive funds from the U.S. Treasury Department’s Troubled Asset Relief Program, or TARP, we are not. Therefore, to the extent the current economic crisis adversely affects our ability to collect upon troubled assets, we do not expect to receive government assistance.

          Additional laws may be enacted that could impose additional restrictions on the servicing and collection of consumer receivables. Such new laws may adversely affect the ability to collect on our receivables which could also adversely affect our revenues and earnings.

Our inability to obtain or renew required licenses or to be qualified to do business in certain states could have a material adverse effect upon our results of operations and financial condition.

          We currently hold a number of licenses issued under applicable consumer credit laws. Certain of our current licenses and any licenses that we may be required to obtain in the future may be subject to periodic renewal provisions and/or other requirements. In addition, many states require companies to be qualified to do business in such states in order for such companies to be able to bring lawsuits in the courts of such states, and unqualified companies transacting business in a state are generally barred from maintaining a lawsuit in such state’s courts. If we are denied access to a state’s courts, we may not be able to bring an action to enforce collection of our receivables in that state. Our inability to renew our licenses or take any other required action with respect to such licenses or obtain or maintain qualifications to do business in certain states could limit our ability to collect on some of our receivables and otherwise have a material adverse effect upon our results of operations and financial condition.

          Because our receivables are generally originated and serviced pursuant to a variety of federal and/or state laws by a variety of entities and may involve consumers in all 50 states, the District of Columbia and Puerto Rico, it is difficult to detect whether the original servicing entities have at all times been in substantial compliance with applicable law. Also, while we have no knowledge of circumstances to the contrary, it is possible that we or our servicers have been or will continue to be at all times in substantial compliance with applicable law. The failure to comply with applicable law could materially adversely affect our ability to collect our receivables and could subject us to increased costs, fines and penalties.

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

Risk Factors Relating to Our Securities

Our quarterly operating results may fluctuate and may cause possible volatility in the price of our securities or cause the price to decline.

          Because of the nature of our business, our quarterly operating results may fluctuate, which may adversely affect the market price of our securities. Our results may fluctuate as a result of any of the following:

•	the timing and amount of collections on our consumer receivable portfolios;

•	our inability to identify and acquire additional consumer receivable portfolios;

•	a decline in the estimated value of our consumer receivable portfolio recoveries;

•	increases in operating expenses associated with the growth of our operations; and

•	general and economic market conditions.

          In addition, the overall market for securities in recent years generally, and in the last year particularly, has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies and companies operating in the financial sector. The trading price of our securities is expected to be subject to significant fluctuations including, but not limited to, the following:

•	quarterly variations in operating results and achievement of key business metrics;

•	changes in earnings estimates by securities analysts, if any;

•	any differences between reported results and securities analysts’ published or unpublished expectations;

•	announcements of new portfolio purchases by us or our competitors;

•	market reaction to any acquisitions, divestitures, joint ventures or strategic investments announced by us or our competitors;

•	shares being sold pursuant to Rule 144 or upon exercise of warrants or options or conversion of our outstanding preferred stock and convertible notes; and

•	general economic or stock market conditions unrelated to our operating performance.

          These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our securities.

Because three stockholders own a large percentage of our voting stock, other stockholders’ voting power may be limited.

          As of April 10, 2009, John C. Kleinert, W. Peter Ragan, Sr. and W. Peter Ragan, Jr., three of our executive officers, beneficially owned or controlled approximately 65.73% (including shares issuable upon conversion of preferred stock owned by such stockholders) of our shares. If those stockholders act together, they may have the ability to influence matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. In addition, the ownership of such three stockholders could preclude any unsolicited acquisition of us, and consequently, materially adversely affect the price of our common stock. These stockholders may make decisions that are adverse to your interests.

Our organizational documents, employment and change of control agreements and Delaware law make it more difficult for us to be acquired without the consent and cooperation of our board of directors and management.

          Provisions of our organizational documents and Delaware law may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price of our common stock. In addition, our employment and change of control agreements with certain of our executive officers require lump sum payments and the immediate vesting of unvested stock grants and stock options upon a change of control. Under the terms of our certificate of incorporation, our board of directors has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of such shares. The ability to issue shares of preferred stock could tend to discourage takeover or acquisition proposals not supported by our current board of directors. In addition, we are subject to Section 203 of the Delaware General Corporation Law, which restricts business combinations with some stockholders once the stockholder acquires 15% or more of our common stock.

Our outstanding warrants may have an adverse effect on the market price of common stock.

          The sale, or even the possibility of sale, of the shares of common stock underlying our outstanding warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

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

          As of April 10, 2009, there were 1,380,000 shares of preferred stock outstanding, convertible into 276,000 shares of our common stock. In addition to the preferred stock, we are authorized to issue 40,000,000 shares of our common stock. As of April 10, 2009, there were 894,799 shares of our common stock issued and outstanding. However, the total number of shares of common stock issued and outstanding does not include outstanding unexercised options, warrants, convertible preferred shares or convertible debt exercisable for 426,417 shares of common stock, which we have reserved as of April 10, 2009. We have reserved a total of 50,000 shares of common stock under our 2004 Equity Incentive Program. As of April 10, 2009, 12,600 shares had been issued under such plan. Under most circumstances, our board of directors has the right, without stockholder approval, to issue authorized but unissued and nonreserved shares of our common stock. If all of these shares were issued, it would dilute the existing stockholders and may depress the price of our common stock.

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

          As of April 10, 2009, there were 894,799 shares of common stock held by our present stockholders, and approximately 712,386 shares may be available for public sale by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. 155,003 shares, 68,200 shares and 53,813 shares may be sold pursuant to current registration statements effective on August 12, 2005, December 29, 2005 and December 18, 2007, respectively. In general, pursuant to Rule 144, after satisfying a six month holding period: (i) affiliated stockholder (or stockholders whose shares are aggregated) may, under certain circumstances, sell within any three month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale and (ii) non-affiliated stockholders may sell without such limitations, provided we are current in our public reporting obligations. Rule 144 also permits the sale of securities by non-affiliates that have satisfied a one year holding period without any limitation or restriction. The sale of such a large number of shares may cause the price of our securities to decline.

We have never paid dividends on our common stock and do not anticipate paying dividends on our common stock for the foreseeable future; therefore, returns on your investment may only be realized by the appreciation in value of our securities, if any.

          We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We plan to retain any future earnings to finance growth. Because of this, investors who purchase our common stock and/or convert their warrants into common stock may only realize a return on their investment if the value of our common stock appreciates. If we determine that we will pay dividends to the holders of our common stock, we may be unable to pay on a timely basis.

Our securities may be de-listed from the NYSE Alternext if we do not meet continued listing requirements.

          If we do not meet the continued listing requirements of the NYSE Alternext and our securities are delisted by the NYSE Alternext, trading of our securities would thereafter likely be conducted on the OTC Bulletin Board. In such case, the market liquidity for our securities would likely be negatively affected, which may make it more difficult for holders of our common stock and preferred stock to sell their securities in the open market and we could face difficulty raising capital necessary for our continued operations.

          The NYSE Alternext requires that in the event a listed security has been trading at a low price per share for a substantial period of time, the issuer must effect an appropriate reverse stock split. On November 17, 2008, we effected a one-for-twenty reverse split of our common stock in part to satisfy NYSE Alternext listing requirements. Nevertheless, our securities may in the future trade at levels that do not meet the NYSE Alternext requirements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTIES

          Both our executive/corporate offices at 48 Franklin Turnpike, 3rd Floor, Ramsey, NJ 07746 and our business office at 1800 Route 34 North, Building 4, Suite 404A, Wall, NJ, 07719 are located in leased space. The business office is approximately 2,450 square feet, is subject to a five year lease from an unrelated third party (expiring on July 1, 2012) and has an annual lease payment of $43,488. We also maintain office space of approximately 500 square feet, which is subject to a renewable two year lease (expiring on January 1, 2010) from an unrelated third party and has an annual lease payment of $8,400. We believe our property is adequate for our current needs.

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

          As of the date of this filing, there are presently no material pending legal proceedings to which we or any of our subsidiaries is a part or to which any of its property is the subject and, to the best of its knowledge, no such actions against us are contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

          From May 9, 2002 through April 12, 2004, our common stock traded on the OTC Bulletin Board under the symbol “TLOP.” From April 12, 2004 through August 8, 2007, our common stock traded on the OTC Bulletin Board under the symbol “VCYA.” On August 9, 2007, our common stock began trading on AMEX under the symbol “JVI”. On October 1, 2008, as a result of the New York Stock Exchange’s acquisition of AMEX, our stock began trading on the NYSE Alternext. On November 17, 2008, in connection with our 1-for-20 reverse stock split, our stock began trading on the NYSE Alternext under the symbol “PGV”.

          The following chart sets forth the high and low per share bid prices as quoted on the OTC Bulletin Board for each quarter from January 1, 2006 through August 8, 2007, as adjusted for the 1-for-20 reverse stock split. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not reasonably represent actual transactions.

Period Ended	High	Low

Fiscal Year Ended December 31, 2006
First Quarter	$41.80	$34.00
Second Quarter	41.00	32.00
Third Quarter	38.00	25.00
Fourth Quarter	42.00	24.00
Fiscal Year Ended December 31, 2007
First Quarter	51.40	40.00
Second Quarter	48.00	35.00
Third Quarter (through August 8, 2007)	58.40	40.00

          The following chart sets forth the high and low per share sales prices of our common stock as reported by AMEX from August 9, 2007 through October 1, 2008, and as reported by the NYSE Alternext from October 1, 2008 through April 10, 2009.

Period Ended	High	Low

Fiscal Year ended December 31, 2007
Third Quarter (from August 9, 2007)	$58.20	$41.00
Fourth Quarter	50.00	25.00
Fiscal Year Ended December 31, 2008
First Quarter	26.00	16.00
Second Quarter	26.00	17.60
Third Quarter	24.00	8.00
Fourth Quarter	11.00	3.96
Fiscal Year Ended December 31, 2009
First Quarter	5.45	2.38
Second Quarter (through April 17, 2009)	3.21	2.00

          On April 17, 2009, the closing price of our common stock as reported on the NYSE Alternext was $3.20 per share.

Holders of Record

          As of April 10, 2009, there were 711 holders of record of our common stock, including shares held in street name. As of April 10, 2009, there were 894,799 shares of common stock issued and outstanding.

Securities authorized for issuance under equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Outstanding Options,

Equity compensation plans approved by security holders (2004 Equity Incentive Program)	0	(1)	—	37,400

Equity compensation plans not approved by security holders	—		—	—

TOTAL	0	(1)	—	37,400

(1) 12,600 shares of restricted stock have been issued under the 2004 Equity Incentive Program.

DIVIDEND POLICY

          We have never declared or paid any cash dividends on our common stock. We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, we do not anticipate declaring or paying cash dividends in the foreseeable future. The payment of dividends will be at the discretion of our board of directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in our current and future debt agreements, and other factors that our board of directors may deem relevant.

SALES OF UNREGISTERED SECURITIES

During the period covered by this Report, we did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as previously included in a quarterly report on Form 10-Q or a current report on Form 8-K.

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

Overview

          We generally purchase consumer receivable portfolios that include charged-off credit card receivables, which are accounts that have been written off by the originators, and consumer installment loans. When evaluating a portfolio for purchase, we conduct an extensive quantitative and qualitative analysis of the portfolio to appropriately price the debt and to identify portfolios that are optimal for collection through our legal collection network. This analysis relies upon, but is not limited to, the use of our proprietary pricing and collection probability model and draws upon our extensive experience in the legal collection and debt-buying industry.

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

          As of December 31, 2008, we held approximately $501 million in consumer receivables, excluding post charge-off accrued interest. We currently service approximately 115,000 accounts and place these accounts with over 80 law firms across the 50 states and Puerto Rico. Our portfolios have face amounts ranging from $225,000 to approximately $43 million with purchase prices ranging from $0.017 to $0.25 per $1.00 of such face amounts.

          On February 26, 2009, we announced that we have temporarily suspended the payment of dividends on its Series A Preferred Stock in order to preserve capital. On February 27, 2009, we withdrew our registration statement for our proposed public offering of stock and warrants and our board of directors authorized us to begin a process of exploring strategic alternatives to enhance stockholder value.

          As of December 31, 2008, we did not satisfy the required minimum stockholder’s equity covenant under the Credit Facility. In addition, we and VI each failed to satisfy the minimum net income covenant for the 4th quarter of 2008. We are currently working closely with the Wells Fargo on obtaining a waiver of the breach of these December 31, 2008 covenants and amending the Credit Facility to restructure these covenants. We anticipate completion of this waiver and amendment to the Credit Facility in May 2009. However, Wells Fargo is not obligated to waive these covenants. If we are unable to obtain a waiver and amendment of the Credit Facility, Wells Fargo could exercise certain remedies under the Loan Agreement, including but not limited to foreclosure on the loan.

          As a result of our failure to satisfy these covenants or obtain a waiver as of December 31, 2008, and until we obtain waivers of the breaches of these covenants, there is substantial doubt about our ability to continue as a “going concern.” The auditors’ report for our 2008 financial statements, which are included as part of this Report, contains a statement concerning this matter.

History

          We were organized in the State of Delaware in December 1986 as Tele-Optics, Inc. We were inactive until February 3, 2004, when we acquired STB, Inc. Since that acquisition, we have focused on the business of acquiring, managing and servicing distressed assets, consisting of consumer receivable portfolios, interests in distressed real property and tax lien certificates. Historically, the business had been carried on by our three wholly-owned subsidiaries: Velocity Investments, LLC (“VI”), which invests in non-performing consumer debt purchased in the secondary market at a discount from face value and then seeks to liquidate these debt portfolios through legal collection means; J. Holder, Inc. (“J. Holder”), which invested in distressed real property interests, namely real property being sold at sheriff’s foreclosure and judgment execution sales, defaulted mortgages, partial interests in real property and the acquisition of real property with clouded title; and VOM, LLC (“VOM”), which invested in New Jersey municipal tax liens with the focus on realization of value through legal collection and owned real estate opportunities presented by the current tax environment. On December 31, 2007, our board of directors unanimously approved management’s plan to discontinue the operation of J. Holder and VOM and to sell and dispose of the assets or membership interests/capital stock of such subsidiaries. The divestiture of the businesses is consistent with our strategy of concentrating our resources on purchasing, managing, servicing and collecting portfolios of consumer receivables. Accordingly, these businesses were shown as discontinued operations in 2008.

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

          Under Statement of Position 03-3, when expected cash flows are higher than prior projections, the increase in expected cash flows results in an increase in the internal rate of return and therefore, the effect of the cash flow increase is recognized as increased revenue prospectively over the remaining life of the affected pool. However, when expected cash flows are lower than prior projections, Statement of Position 03-3 requires that the expected decrease be recognized as an impairment by decreasing the carrying value of the affected pool (rather than lowering the internal rate of return) so that the pool will amortize over its expected life using the original internal rate of return.

          Historically, these portfolios had been expected to amortize over a five year period based on our estimated future cash flows. A majority of the cash we ultimately collect on a portfolio has generally been received during the first 48 months after acquiring the portfolio, although additional amounts are collected over the remaining period. The estimated future cash flows of the portfolios are re-evaluated quarterly.

          On an ongoing basis, we compare the historical trends of each portfolio, or aggregated portfolios, to project collections. Future projected collections are then increased or decreased based on the actual cumulative performance of each portfolio. Management reviewed each portfolio’s adjusted projected collections to determine if further upward or downward adjustment is warranted. Management regularly reviews the trends in collection patterns and uses its reasonable best efforts to improve the collections of under-performing portfolios. However, actual results will differ from these estimates and a material change in the estimates could occur within one reporting period.

          Effective December 31, 2008, we revised our expected estimated cash collection forecast methodology by extending the collection forecast useful life of its pools from 60 months to 84 months and adjusting the timing of expected future collections. We have observed that receivable portfolios purchased in 2003 have experienced cash collections beyond 60 months from the date of purchase. When we first developed our cash forecasting models in 2004, limited historical collection data was available with which to accurately model projected cash flows beyond 60 months. During the quarter ended December 31, 2008 we determined there was enough additional collection data accumulated over the previous several years to extend this forecast to 84 months and more accurately forecast the estimated timing of such collections. Additional factors that we have taken into consideration in extending the collection forecast from 60 to 84 months and adjusting the estimated timing are as follows:

•

variability of timing of the legal process. As a result of geographic expansion from our original core states of New Jersey, Maryland, Delaware and New York, we are now able to more accurately forecast the state by state variance in the timing of awards of default judgments and the enforcement of such judgments;

•

current macroeconomic conditions have resulted in less PIF/SIF (payments in full and settlements in full) and a greater percentage of debtors entering into settlement plans, effectively extending the collection curve; and

•

current macroeconomic conditions have caused deterioration with respect to certain purchase assumptions regarding homeownership and employment resulting in a longer than expected collection curve with respect to each category of debtor.

The increase in the collection forecast from 60 to 84 months was applied effective December 31, 2008, to each portfolio for which we could accurately forecast through such term and will result in an increase in the aggregate total estimated remaining collections for the receivable portfolios by an increase of 9.3% or $4.8 million, as of December 31, 2008. The extension of the collection forecast is being treated as a change in estimate and, in accordance with Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,” will be recognized prospectively in the consolidated financial statements. During the year ended December 31, 2008, we recorded an impairment of approximately $8.36 million on our consumer receivables portfolios. This impairment was primarily due to a combination of an extension of the collection curve from 60 to 84 months and a shortfall in collections in certain pool groups against our forecast, primarily our 2005 through 2006 vintages. The net loss from continuing operations for the year ended December 31, 2008 was $1,430,295 as compared to income from continuing operations for the year ended December 31, 2007 of $2,906,890.

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

          We establish valuation allowances for all acquired consumer receivable portfolios subject to Statement of Position 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the loans. At December 31, 2008 and December 31, 2007, we had $8.36 million and $0 of valuation allowances on our consumer receivables, respectively.

           If our management came to a different conclusion as to the future estimated collections, it could have had a significant impact on the amount of revenue that was recorded from the purchased accounts receivable. A five percent increase in the amount of future expected collections would have resulted in additional income, largely as a result of lower allowances since increases in future expected collections are recognized to the extent sufficient to recover any allowances or to increase the expected IRR. A five percent decrease in the amount of future expected collections would have resulted in an additional loss of approximately $3.5 million for the year ended December 31, 2008, largely as a result of higher allowances.

          Application of Statement of Position 03-3 requires the use of estimates to calculate a projected internal rate of return for each pool. These estimates are based on historical cash collections. If future cash collections are materially different in amount or timing than projected cash collections, earnings could be affected either positively or negatively. Higher collection amounts or cash collections that occur sooner than projected cash collections will have a favorable impact on yield and revenues. Lower collection amounts or cash collections that occur later than projected cash collections will have an unfavorable impact on operations. Consumer receivable activity for the years ended December 31, 2008 and 2007 consisted of the following:

	2008	2007

Balance at beginning of year	$46,971,014	$38,327,926

Acquisitions and capitalized costs, net of returns	2,062,903	12,799,459
Amortization of capitalized costs	(59,196)	(59,196)

	2,003,707	12,740,263

Cash collections (1)	(17,723,758)	(17,960,713)
Income recognized on consumer receivables (1)	14,704,512	13,863,538

Cash collections applied to principal	(3,019,246)	(4,097,175)

Impairment	(8,362,841)	—

Balance at end of year	$37,592,634	$46,971,014

(1) Includes $665,552 derived from fully amortized pools as of December 31, 2008.

Stock Based Compensation

          We follow the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which addresses the accounting for share-based payment transactions with employees and other third parties and requires that the compensation costs relating to such transactions be recognized in the consolidated financial statements. SFAS No. 123R requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. Additionally, regarding the treatment of non-employee stock based compensation, we follow the guidance of the Emerging Issues Task Force 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”.

New Accounting Pronouncements

          In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. FASB Staff Position No. FAS 157-2 (as amended) defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities on a non-recurring basis to fiscal years beginning after November 15, 2008. With the exception of nonfinancial assets and nonfinancial liabilities, we adopted SFAS 157 on January 1, 2008 which did not have an impact on our consolidated financial position and results of operations.

          In December 2007, FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”), and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements. Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. These Statements are effective for us beginning on January 1, 2009. We are currently evaluating the provisions of SFAS 141(R) and SFAS 160.

          In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities, and an amendment of FASB Statement No. 133. This new standard enhances the disclosure requirements related to derivative instruments and hedging activities required by FASB Statement No. 133. This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We are currently evaluating the potential impact, if any, of the adoption of SFAS 161 and does not believe that it will have a significant impact on our consolidated financial position and results of operations.

          In June 2008, the FASB ratified EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to our own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 is effective on January 1, 2009. We are currently evaluating the impact of the adoption of this standard on our consolidated financial position and results of operations. The effect of this pronouncement might be to reclassify certain equity instruments as liabilities.

Results of Operations

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

Gross Revenues

          Revenues in the year ended December 31, 2008 were $14,707,849 as compared to $13,891,385 in the year ended December 31, 2007, representing a 5.88% increase. After careful consideration of trends in revenues and future opportunities for growth, management has made the determination that the consumer receivables business will be the sole operating focus of the Company in 2009.

Operating Expenses

          Total operating expenses for the year ended December 31, 2008 were $16,104,161 as compared to $7,270,832 in the year ended December 31, 2007, representing a 121.50% increase. During the year ended December 31, 2008, we recorded an impairment of approximately $8.36 million on our consumer receivables portfolios. This impairment was primarily due to a combination of an extension of the collection curve from 60 to 84 months and a shortfall in collections in certain pool groups against our forecast, primarily our 2005 through 2006 vintages.

Other Expenses

          Interest expense in the year ended December 31, 2008 was $1,163,002 as compared to $1,623,520 in the year ended December 2007, representing a 28.37% decrease. The decrease in interest expense was primarily attributable to reduction in principal amount outstanding on the senior credit facility with Wells Fargo.

Net (Loss) Income

          There was a net loss for the year ended December 31, 2008 of ($2,898,962), as compared to net income of $2,572,075 for the year ended December 31, 2007. The net loss was primarily attributable to an impairment expense of approximately $8.36 million on our consumer receivable portfolios and also as a result of an increase in professional fees and a charge to continuing operations of $613,430 as a result of our withdrawn S-1 Registration Statement and an increased loss from discontinued operations during the year ended December 31, 2008. The net loss from continuing operations for the year ended December 31, 2008 was ($1,430,295) as compared to income from continuing operations for the year ended December 31, 2007 of $2,906,890. This loss was attributable to an impairment expense of approximately $8.36 million on our consumer receivable portfolios. We had a ($1,468,667) loss from discontinued operations in the year ended December 31, 2008 compared to a loss of ($334,815) in the year ended December 31, 2007. The increase in loss from discontinued operations in the year ended December 31, 2008 was primarily attributable to an impairment of approximately $1,000,000 in connection with an investment property in Melbourne, Florida owned by J. Holder.

Liquidity and Capital Resources

          At December 31, 2008, we had approximately $8,000 in cash and cash equivalents, approximately $14.1 million in credit available from our credit facility and trade accounts payable of approximately $1.187 million Management believes that the revenues expected to be generated from operations and our line of credit will be sufficient to finance operations for 2009. However, in order to expand operations by, among other things, purchasing additional portfolios of distressed consumer receivables, we have been seeking to raise additional capital by way of the sale of equity securities or debt instruments. Currently, there are no ongoing offerings of equity securities or debt instruments. If, for any reason, our available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors, including acquisitions), we will be required to seek additional funding. On February 26, 2009, we temporarily suspended the payment of dividends on our Series A Preferred Stock in order to preserve capital. On February 27, 2009, we withdrew our registration statement for our proposed public offering of stock and warrants and our board of directors authorized us to begin a process of exploring strategic alternatives to enhance stockholder value.

          Net cash provided by operating activities was approximately $3.526 million during 2008, compared to net cash provided by operating activities of approximately $2.608 million in 2007. The increase in net cash provided by operating activities was primarily related to an increase in income from continuing operations before the impairment of $8.36 million in consumer receivables, partially offset by a decrease in income taxes payable and a decrease in estimated court and media costs. Net cash provided by investing activities was approximately $0.953 million in 2008, compared to net cash used in investing activities of $8.730 million in 2007. The increase in net cash provided by investing activities was primarily due to a decrease in acquisition of consumer receivables portfolios offset by a decrease in cash collections applied to principal on consumer receivables. Net cash used in financing activities was approximately $5,390,000 during 2008, compared to net cash provided by financing activities of approximately $2,987,000 in 2007. The increase in net cash used in financing activities was primarily due to the repayments on the principal amount outstanding on the Wells Fargo Foothill, Inc. (“Wells Fargo”) senior credit facility.

          On January 27, 2005, VI entered into a Loan and Security Agreement with Wells Fargo, Inc., a California corporation, in which Wells Fargo agreed to provide VI with a three year $12,500,000 senior credit facility to finance the acquisition of individual pools of unsecured consumer receivables that are approved by Wells Fargo under specific eligibility criteria set forth in the Loan and Security Agreement. The Loan and Security Agreement provided for an advance rate of 60%, bore interest at a rate of the prime rate plus 3.5%, and matured in 24 months. Our advance rate was later increased to 67% and our interest rate was reduced to 2.5% above the prime rate.

          Simultaneous with the Loan and Security Agreement, the following agreements were also entered into with Wells Fargo, a Continuing Guaranty, in which we unconditionally and irrevocably guaranteed our obligations under the Loan and Security Agreement; a Security and Pledge Agreement, in which we pledged all of our assets to secure the credit facility, including, but not limited to, all of our stock ownership of J. Holder and all our membership interests in VI and VOM; and a Subordination Agreement, in which all sums owing to us by VI as an intercompany payable for advances or loans made or property transferred to VI will be subordinated to the credit facility to the extent that their sums, when added to VI membership interest in the parent does not exceed $3,250,000. In addition, three of our executive officers, John C. Kleinert, W. Peter Ragan, Sr. and W. Peter Ragan, Jr., provided joint and several limited guarantees of VI’s obligations under the Loan and Security Agreement.

          On February 27, 2006, VI entered into a First Amendment to the Loan and Security Agreement pursuant to which Wells Fargo extended the credit facility until January 27, 2009 and agreed to increase the advance rate under the facility to 75% (up from 67%) of the purchase price of individual pools of unsecured consumer receivables that are approved by the lender. Under the First Amendment to the Loan and Security Agreement, Wells Fargo also agreed to reduce the interest rate on the loan to 1.5% above the prime rate and agreed to permanently increase our credit facility up to $14,500,000. On February 23, 2007, we entered into a Third Amendment to the Loan Agreement dated January 27, 2005. Pursuant to the Amended and Restated Loan Agreement, the Lender agreed to permanently increase our credit facility up to $17,500,000 and extended the maturity date by six months. On March 3, 2008 (effective February 29, 2008), the Lender increased the amount of credit available under the Credit Facility from $17,500,000 to $22,500,000 and extended the maturity date until January 27, 2011. The Lender also agreed to eliminate the requirement that certain executive officers of VI and us provide the Lender with joint and several limited guarantees of VI’s obligations under the Original Loan Agreement.

          Use of the Credit Facility is subject to VI meeting certain restrictive covenants under the Fourth Amendment to the Loan Agreement including but not limited to: a restriction on incurring additional indebtedness or liens; a change of control of VI; a restriction on entering into transactions with affiliates outside the course of Velocity’s ordinary business; and a restriction on making payments to us in compliance with the Subordination Agreement. VI has agreed to maintain at least $14,000,000 in member’s equity and subordinated debt. We have also agreed to maintain at least $25,000,000 in stockholder’s equity and subordinated debt for the duration of the facility. In addition, VI and us covenant that net income for each subsequent quarter shall not be less than $375,000 and $200,000, respectively. We had approximately $14,247,000 available on the credit line as of January 31, 2009.

          On November 1, 2008, our VI subsidiary entered into a Fifth Amendment to the Loan and Security Agreement with Wells Fargo. Pursuant to the Fifth Amendment to the Loan Agreement, the applicable interest rate on loans to VI changed from the prime rate plus 1.5% to the rate equal to the three-month LIBOR plus 4%. Also pursuant to the Fifth Amendment to the Loan Agreement, the Loan Sub-Account Amortization Schedule which sets forth the maximum principal loan amount VI may have outstanding during a three-month period, has been extended from 36 months to 42 months.

          On January 25, 2008, J. Holder, our subsidiary whose operations are classified as discontinued, issued a promissory note for $1,000,000 to a financial institution. The note bears interest at a rate of 7% per annum, payable monthly in arrears, on the first day of each month with the original principal amount plus accrued interest due January 23, 2009. We are currently in the process of negotiating an extension to this note, and we anticipate that the note will be extended. The note is collateralized by a first mortgage on specified real property owned by our subsidiary, J. Holder. The Note is guaranteed by us and personally by certain of our executive officers. To the extent that the sale of the specific real property that secures the promissory note, as well as other remedies available to the lender, is insufficient to satisfy J. Holder’s obligations under the note in case of default, we and certain of our officers, as guarantors, would be required to pay any amounts still owed to the lender. J. Holder has agreed to maintain a loan to value ratio of 33% at all times, and based on a September 2008 appraisal of the real property of approximately $4.3 million, we do not anticipate that any obligations will arise with respect to us and the promissory note made by J. Holder.

          In May 2008, we consummated several closings of a private placement offering to accredited investors of units comprised of shares of common stock and warrants to purchase shares of common stock. We sold an aggregate of 40,000 shares of our common stock at a purchase price of $18.00 per share and 7,259 shares at a purchase price of $18.60 per share and 10,000 warrants at an exercise price of $22.50 per share and 1,815 warrants at an exercise price of $23.20 per share. The terms of the Warrants allow the holders to receive shares pursuant to a net settled stock appreciation right provision. The warrants contain certain anti-dilution rights on terms specified in the warrants. We received net proceeds of $793,650 from the placement, after commissions of approximately $61,350. We used the net proceeds from the offering primarily for the purchase of portfolios of unsecured consumer receivables and for general corporate purposes, including working capital. We retained a registered FINRA broker dealer to act as placement agent. In addition, the placement agent received three-year warrants to acquire 4,000 shares of our common stock at an exercise price of $22.60 per share and three-year warrants to acquire 726 shares of our common stock at an exercise price of $23.20 per share.

          On May 30, 2008, June 10, 2008 and October 29, 2008, our VI subsidiary consummated closings of a private placement offering of 14% subordinated notes due 2011 to accredited investors. The notes were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. VI has issued notes in the aggregate principal amount of $1,300,000 in the offering. Interest is payable quarterly in arrears beginning on the last day of the month that is four months from the date of the notes. VI is obligated to pay the principal amount of the notes upon the earlier of maturity or redemption. The notes are subordinated to all of our existing debt. The notes are senior to any future “long term” debt of VI. Upon an event of default, VI is obligated to pay the note holder a late charge computed at the rate of 18% per annum of the amount not paid. Of the $1,300,000 principal amount of notes that were issued, $900,000 in principal amount are held by related parties to us, including a note in the amount of $150,000 payable to our chief executive officer, John C. Kleinert, and notes in the aggregate of $750,000 to immediate family members of John C. Kleinert. VI used the net proceeds from the offering primarily for the purchase of portfolios of unsecured consumer receivables and for general corporate purposes, including working capital.

          On February 26, 2009, we temporarily suspended the payment of dividends on our Series A Preferred Stock in order to preserve capital. On February 27, 2009, we withdrew our registration statement for our proposed public offering of stock and warrants and that our board of directors has authorized us to begin a process of exploring strategic alternatives to enhance stockholder value. To this end, the board of directors expects to form a special committee comprised of independent board members which will assist management in this effort. In making the announcement, we stated that our board of directors has not approved placing us or any of our assets up for sale, and we do not have any commitments or agreements with respect to any particular transaction. We also stated that there can be no assurance that the exploration of strategic alternatives will result in a transaction. Subject to regulatory requirements, we do not intend to disclose developments with respect to the exploration of strategic alternatives unless and until our board of directors has approved a specific transaction. Such strategic alternatives may be in the form of private placement or public offerings, and may include common stock, debt securities or other equity based securities. Such transactions could include the sale of equity at less than the market price of our common stock at the time of such transaction, although we have no present intention to undertake below market transactions, and could be for gross proceeds of as low as $1,000,000 to approximately $10,000,000 or more. The terms of any such capital raising transaction would be considered by our board of directors at the time it is proposed by management.

Supplementary Information on Consumer Receivables Portfolios

          The following tables show certain data related to our entire owned portfolio. These tables describe the purchase price, cash collections and related multiples. We utilize a long-term legal approach to collecting our portfolios of consumer receivables. This approach has historically caused us to realize significant cash collections from pools of consumer receivables years after they are initially acquired. Effective December 31, 2008, the Company revised its expected estimated cash collection forecast methodology by extending the collection forecast useful life of its pools from 60 months to 84 months and adjusting the timing of expected future collections. The Company has observed that receivable portfolios purchased in 2003 have experienced cash collections beyond 60 months from the date of purchase. When the Company first developed its cash forecasting models in 2004, limited historical collection data was available with which to accurately model projected cash flows beyond 60 months. During the quarter ended December 31, 2008 the Company determined there was enough additional collection data accumulated over the previous several years to extend this forecast to 84 months and more accurately forecast the estimated timing of such collections. In addition, the Company concluded that there would likely be shortfalls in certain pools as a result of the current economic crisis. As a result, we recorded an impairment of approximately $8.36 million on our consumer receivables portfolios. This impairment was primarily due to a combination of an extension of the collection curve from 60 to 84 months and a shortfall in collections in certain pool groups against our forecast, primarily our 2005 and 2006 vintages.

	Portfolio Purchases/Collections (dollar amounts in thousands)			Gross Cash Collections Per Period
Reporting Period	Outstanding Amount	Portfolios Purchased	Purchase Price

Period Ended December 31, 2007	$129,893	19	$9,317	$17,960

Period Ended December 31, 2008	$17,920	8	$1,115	$17,723

Portfolio Purchases and Performance
Year	Total # Portfolios	Initial Outstanding Amount (1)	Purchase Price (2)	Gross Cash Collections (3)	Gross Cash Collections as a % of Cost (4)	Average Price Per Dollar Outstanding (5)

2003	5	$11,497,833	$2,038,950	$8,685,726	425.99%	$0.1773
2004	10	$9,511,088	$1,450,115	$3,566,342	245.94%	$0.1525
2005	22	$133,103,213	$11,449,557	$18,248,463	159.38%	$0.0860
2006	26	$199,042,032	$15,367,940	$16,963,463	110.38%	$0.0772
2007	19	$129,892,667	$9,316,779	$6,573,806	70.55%	$0.0717
2008	8	$17,920,530	$1,115,983	$419,201	37.56%	$0.0623

(1)

Initial Outstanding Amount represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and returns. (“Returns” are defined as purchase price refunded by the seller due to the return of non-compliant accounts, such as deceased and bankrupt accounts.)

(2)	Purchase Price represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables, and does not include certain capitalized acquisition costs.

(3)	Gross Cash Collections include gross cash collections on portfolios of consumer receivables as of December 31, 2008.

(4)

Gross Cash Collections as a Percentage of Cost represents the gross cash collections on portfolios of consumer receivables as of December 31, 2008 divided by the purchase price such portfolios in the related calendar year.

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

          During the year ended December 31, 2008, we acquired 8 portfolios of consumer receivables aggregating approximately $17.9 million in initial outstanding amount at a purchase price of approximately $1.1 million, bringing the aggregate initial outstanding amount of consumer receivables under management as of December 31, 2008 to approximately $501 million, an increase of 3.7% as compared to approximately $483 million as of December 31, 2007. For the year ended December 31, 2008, we posted gross collections of approximately $17.7 million, compared to gross collections of $18.0 million in the year ended December 31, 2007, representing a 1.3% decrease.

Collections and Operating Expenses

We outsource all of our legal collection process of our receivables to third-party law firms based upon specific guidelines established by us and set forth in a third party servicing contract. Our standard form of servicing contract provides for a payment to the law firm of a contingency fee equal to 25% of all amounts collected and paid by the debtors. These legal expenses are included as professional fees in our consolidated statements of income. The following table sets forth certain data regarding our expenses as they relate to cash collections on our portfolios.

	For the years ended December 31,

	2008	2007

Operating expenses and other financial data

Cash collections	$17,723,753	$17,960,713

Portfolio purchases, at cost	1,115,983	9,316,779

Portfolio purchases, at face	17,920,530	129,892,667

Cumulative aggregate managed portfolios	500,967,363	483,046,833

Professional fees	5,511,168	4,791,224

General and administrative expenses	2,230,152	2,479,608

Total operating expenses (excluding impairment of consumer receivables)	7,741,320	7,270,832

Operating expenses to cash collections	43.68%	40.48%

General and administrative expenses to cash collections	12.58%	13.81%

Trends

          As a result of our increased borrowings under our lines of credit, we anticipate that we will incur significant increases in interest expense, offset over time, by expected increased revenues from consumer receivable portfolios purchased utilizing funds under such line of credit. No assurance can be given that the expected revenues from such purchased portfolios will exceed the additional interest expense. While we are not presently aware of any other known trends that may have a material impact on our revenues, we are continuing to monitor our collections to assess whether the current economic crisis will have a long term impact on collections. We do not believe that the recent decreases in interest rates, and the anticipated continuing gradual decreases in interest rates, has had or will have a material adverse effect upon our business.

Item 9A(T). Controls and Procedures.

          Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2008, such disclosure controls and procedures were not effective due to the fact that we were unable to complete our Annual Report on Form 10-K by April 15, 2009, the extended due date for such Annual Report.

          Effective December 31, 2008, as a result of the current economic crisis, we revised our expected cash collection forecast methodology by extending the collection forecast of our pools from 60 months to 84 months and adjusting the timing of expected future collections. This resulted in impairment of approximately $8.36 million on our consumer receivables portfolios. This impairment was primarily due to a combination of an extension of the collection curve from 60 to 84 months and a shortfall in collections in certain pool groups against our forecast, primarily our 2005 through 2006 vintages. The increase in the collection forecast from 60 to 84 months was applied effective December 31, 2008, to each portfolio for which we could forecast through such term. This analysis required us to examine certain collection data accumulated during the quarter ended March 31, 2009.

          Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

          Limitations on the Effectiveness of Controls

          Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures were not sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met, specifically with respect to timely reporting. However, we believe that the impairment analysis process that we have implemented will allow us to perform such analysis and file our required reports on a timely basis.

          Management had concluded, as of March 31, 2008, that material weaknesses existed in the following areas with respect to compliance with Section 402 of the Sarbanes Oxley Act:

•

We received a note receivable in the amount of $205,000 in partial payment of the $455,000 purchase price from an officer and related party, John C. Kleinert, for the assignment of membership interests in Ridgedale Avenue Commons, LLC, and Morris Avenue Commons, LLC, previously owned by J. Holder, Inc. As of December 31, 2007, the note had a balance of $100,000, along with interest at the rate of 12% which shall accrue only on and after December 26, 2007, and is payable by means of one lump sum payment of principal and accrued interest on August 25, 2008. As of March 14, 2008, Mr. Kleinert made a $100,000 lump sum payment to us and the promissory note was retired.

•

On December 28, 2007, we paid $115,146 in withholding taxes in connection with the vesting of 175,000 shares of restricted stock granted to James J. Mastriani. As of March 14, 2008, Mr. Mastriani has returned 136,000 of such shares for cancellation and retirement in order to offset such payment.

The following remedial actions were undertaken immediately.

•	We engaged BDO Seidman, LLP as Sarbanes-Oxley consultant to advise and assist us in our compliance with internal controls over financial reporting in the future.

•

Prior to presenting any related party transaction to the board of directors for approval, our management will submit any such transition to securities law counsel for review to ensure compliance with applicable securities law.

          Management’s Report on Internal Control Over Financial Reporting

          As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2008. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2008.

          Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

          This Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A(T) was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 9A(T) in this Report.

ITEM 9B. OTHER INFORMATION

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are identified in the table below.

		Year Became An Executive
Name	Age	Officer or Director	Positions

John C. Kleinert	50	2004	President, Chief Executive Officer and Director

James J. Mastriani	38	2004	Chief Financial Officer, Chief Legal Officer, Treasurer and Secretary

W. Peter Ragan, Sr.	61	2004	Vice President and Director

W. Peter Ragan, Jr.	38	2004	President of VI, our wholly-owned subsidiary

Steven Marcus	49	2005	Independent Director (1)

Dr. Michael Kelly	56	2005	Independent Director (1)

David Granatell	51	2005	Independent Director (1)

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

Director Independence

          We believe that Steven Marcus, Dr. Michael Kelly and David Granatell qualify as independent directors in accordance with the standards set by NYSE Alternext U.S. and also as defined in Section 301 of the Sarbanes-Oxley Act of 2002 and Rule 10A(3)(b)(1) of the Securities Exchange Act, as amended. Accordingly, as required by the NYSE Alternext U.S., our board of directors is comprised of a majority of independent directors.

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

Audit Committee

          Our board of directors, established an Audit Committee in September 2005, comprised of Steven Marcus, Dr. Michael Kelly and David Granatell, all of whom are independent directors as defined in Section 301 of the Sarbanes-Oxley Act of 2002 and Rule 10A(3)(b)(1) of the Securities Exchange Act, as amended. Mr. Marcus serves as chairman of the committee. The board of directors has determined that Mr. Marcus is an “audit committee financial expert” as defined in Item 401(e) of Regulation S-K.

          The Audit Committee was formed in September 2005 and conducted formal meetings on May 14, 2008, August 21, 2008, September 29, 2008 and November 10, 2008. The Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the independence and performance of, and assesses the qualifications of and engages, our independent registered public accountants. The Audit Committee approves the plan and fees for the annual audit, review of quarterly reports, tax and other audit-related services, and approves in advance any non-audit service to be provided by the independent registered public accountants. The Audit Committee monitors the rotation of partners of the independent registered public accountants on our engagement team as required by law. The Audit Committee reviews the financial statements to be included in our Annual Report on Form 10-K and reviews with management and the independent registered public accountants the results of the annual audit and our quarterly financial statements. In addition, the Audit Committee oversees all aspects our systems of internal accounting control and corporate governance functions on behalf of the board. The Audit Committee provides oversight assistance in connection with legal and ethical compliance programs established by management and the board, including Sarbanes-Oxley implementation, and makes recommendations to the board of directors regarding corporate governance issues and policy decisions.

Nominating Committee

          The board of directors has a Nominating Committee, comprised of Steven Marcus, Dr. Michael Kelly and David Granatell. Mr. Marcus serves as the chairman of the committee. The Nominating Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the board of directors for consideration. The Nominating Committee was formed in September 2005 and conducted formal meetings on September 29, 2008. The Nominating Committee has a charter. All members of the Nominating Committee are independent directors as defined by the rules of the NYSE Alternext U.S. The Nominating Committee will consider director nominees recommended by security holders. To recommend a nominee, please write to the Nominating Committee c/o the Company Attn: James J. Mastriani. There are no minimum qualifications for consideration for nomination to be a director of our company. The nominating committee will assess all director nominees using the same criteria. All of the current nominees to serve as directors on our board of have previously served in such capacity. During 2008, we did not pay any fees to any third parties to assist in the identification of nominees. During 2008, we did not receive any director nominee suggestions from stockholders.

          There are no other Board of Directors committees at this time.

Code of Ethics

          On January 20, 2006 our Board of Directors adopted a code of ethics that applies to our principal executive and financial officers. A copy of the Code of Ethics is attached as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 2005. Additionally, a copy of our Code of Ethics is available on our website, www.velocitycollect.com, and we intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our code of ethics by posting such information on our website.

          The Company’s Audit Committee Charter and Nominating Committee Charter are attached as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 2005 and incorporated by reference herein. This information is also available in print to any shareholder who requests it.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the our officers and directors, and persons who own more than ten percent of a registered class of our equity securities (collectively the “Reporting Persons”) to file reports and changes in ownership of such securities with the Securities and Exchange Commission and us.

          Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during our fiscal year ended December 31, 2008 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to us by any Reporting Persons stating that such person was not required to file a Form 5 during our fiscal year ended December 2008, we have determined that no Reporting Persons were delinquent with respect to such person’s reporting obligations set forth in Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

          The following table sets forth all compensation paid to our named executive officers for the years ended December 31, 2008 and 2007. Individuals we refer to as our “named executive officers” both or none, include our Chief Executive Officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the year ended December 31, 2008.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)		Total ($)

John C. Kleinert	2008	240,000	—			240,000
Chief Executive Officer	2007	225,000	70,000			295,000

James J. Mastriani	2008	225,000	—			225,000
Chief Financial Officer and Chief Legal Officer	2007	200,000	65,000	$110,000	(1)	375,000

W. Peter Ragan, Jr. President, Velocity Investments	2008 2007	100,000 100,000	25,000			100,000 125,000

W. Peter Ragan, Sr. Vice President	2008 2007	75,000 100,000	10,000			75,000 110,000

(1)

On August 26, 2006, the Board of Directors approved a grant to Mr. Mastriani for 200,000 restricted shares of common stock in our company. Of those shares, 75,000 shares were unvested as of December 31, 2006. As of December 31, 2007, all of such shares have vested. The $110,000 sum reflects the value of the 75,000 restricted shares that have vested as of December 31, 2007. The $200,000 sum reflects the value of the 125,000 restricted shares that have vested as of December 31, 2006.

(2)

The amounts included in these columns are the aggregate dollar amounts of compensation expense recognized by us for financial statement reporting purposes in accordance with FAS 123R for the fiscal years ended December 31, 2008 and December 31, 2007, and thus include amounts from option awards granted in and prior to the indicated year. Pursuant to SEC rules, the amounts in this column exclude the impact of estimated forfeitures related to service-based vesting conditions. For information on the valuation assumptions used in calculating these dollar amounts, see Note 10 to our audited financial statements included in this Report for the fiscal years ended December 31, 2008 and December 31, 2007, each as filed with the SEC. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that may be recognized by the individuals upon option exercise. During the fiscal year ended December 31, 2008, there were no option award forfeitures related to service-based vesting conditions.

Narrative Disclosure to Summary Compensation Table

          On January 1, 2006, we extended our employment contract with our President, John C. Kleinert, for a period of four years commencing from January 1, 2004 and renewable annually subject to the terms and conditions of the contract, at an annual salary of $215,000, which was increased to $240,000 for the year ended December 31, 2008. Mr. Kleinert devotes all of his business time to our affairs in accordance with the terms of his employment contract.

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

          On September 8, 2004, we entered into an employment contract with James J. Mastriani in which we agreed to employ Mr. Mastriani as our Chief Financial Officer and our Chief Legal Officer for a period of three years ending September 1, 2007 at an annual base salary of not less than $150,000, with annual increases and annual bonuses determined at the discretion of our board of directors and calculated in same manner as other executives. Mr. Mastriani’s employment agreement has been extended on a month to month basis at an annual base salary of $225,000 while we and Mr. Mastriani negotiate an extension to his employment agreement. In 2006, we agreed to grant Mr. Mastriani equity securities pursuant to our 2004 Equity Incentive Program. During 2006, Mr. Mastriani received stock awards for 200,000 restricted shares, all of which have vested to date. Mr. Mastriani devotes all of his business time to our affairs as provided under his employment contract.

Change in Control Arrangements and Severance Arrangements

          We have agreed that in the event of a change in ownership of more than 25% of our outstanding stock, Messrs. Kleinert, Ragan, Sr. and Ragan, Jr. shall have the option, within 180 days of such change in ownership, to choose to terminate their employment and receive two years of severance pay in one lump sum. In addition, those employees are entitled to receive two years of severance pay in one lump sum if their employment is terminated without cause. Such severance amounts would entitle Messrs. Kleinert, Ragan, Sr. and Ragan, Jr. to payments of $450,000, $200,000 and $200,000, respectively, based on their respective salaries for the 2007 fiscal year and assuming such change in control occurred during the 2007 fiscal year. There are no other conditions or obligations applicable to the receipt of payments.

Outstanding Equity Awards

          The following table summarizes outstanding equity incentive plan awards held by each of our named executive officers.

OUTSTANDING EQUITY AWARDS AT YEAR-END

Name	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

John C. Kleinert	—	—
James J. Mastriani	—	—
W. Peter Ragan, Jr.	—	—
W. Peter Ragan, Sr.	—	—

Outstanding Equity Awards Narrative Disclosure

Incentive Program. On August 26, 2006, the board of directors approved a grant to Mr. Mastriani for 200,000 restricted shares of common stock in our company. 125,000 of such shares vested during 2006, and the remaining 75,000 shares have vested as of December 31, 2007.

          Our board of directors presently consists of two of our executive officers and three independent directors. We are not currently providing any compensation to our two executive officers for serving on the board of directors.

Compensation Pursuant to Plans. In March 2004, we approved the 2004 Equity Incentive Program. The Program provides for the grant of incentive stock options, nonqualified stock options, restricted stock grants, including, but not limited to, unrestricted stock grants, as approved by the board of directors or a committee of the board. Incentive stock options granted under the Program are intended to qualify as incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. Nonqualified stock options granted under the Program are intended not to qualify as incentive stock options under the Internal Revenue Code.

The total number of shares of our stock that may be issued under the Program upon the exercise of all option granted under the Program or the satisfaction by all recipients of all conditions necessary for the receipt of restricted stock awards and/or unrestricted stock awards may not exceed 1,000,000, of which 500,000 shares shall be available for issuance under incentive stock options and 500,000 shares shall be available for issuance under nonqualified stock options, restricted stock awards and/or unrestricted stock awards. A total of 232,000 shares have been issued under the Program.

Compensation of Directors Summary Table

DIRECTOR COMPENSATION

Name	Total Fees Earned or Paid in Cash ($)

Steven Marcus	$4,000.00
David Granatell	$4,000.00
Dr. Michael Kelly	$4,000.00

Narrative to Director Compensation

          Fees earned or paid in cash represent a standard $1,000 per day meeting fee earned for attendance at the March 17, 2008, May 22, 2008, August 18, 2008 and September 29, 2008.

Board of Directors meetings: No compensation is paid to our officers who are directors and attend board meetings. We expect to implement a director incentive plan in 2009. No compensation is paid to our directors with respect to their attendance to Audit and Compensation Committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information available to us, as of December 31, 2008 with respect to the beneficial ownership of the outstanding shares of common stock by any holder of more than five percent (5%) of our outstanding shares; and the outstanding shares of any class of equity securities by our (i) our officers and directors; and (ii) our officers and directors as a group:

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
John C. Kleinert (2)(3)	Common Stock	386,858	43.08%
James J. Mastriani (2)	Common Stock	3,200	0.05%
W. Peter Ragan, Sr. (2)	Common Stock	101,720	11.37%
W. Peter Ragan, Jr. (2)(4)	Common Stock	101,783	11.37%
Steven Marcus(2)	Common Stock	0	0.00%
Dr. Michael Kelly(2)	Common Stock	17,221	1.93%
David Granatell (2)	Common Stock	28,125	3.15%
All directors and executive officers as a group (seven individuals) (2)(3)(4)	Common Stock	638,907	71.13%

* under 1.00%

(1) The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security at any time within 60 days of December 8, 2008. Unless otherwise indicated below, each beneficial owner named in this table has sole voting and sole investment power with respect to all shares beneficially owned.

(2) The business address is 1800 Route 34 North, Building 4, Suite 404A, Wall, NJ, 07719.

(3) Includes 3,300 shares of common stock which are convertible from the 16,500 shares of Series A Preferred Stock that Mr. Kleinert owns.

(4) Includes 63 shares of common stock which are convertible from the 315 shares of Series A Preferred Stock that Mr. Ragan Jr. owns.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Except as set forth below, no transactions have occurred since the beginning of our last two fiscal years or are proposed with respect to which a director, executive officer, security holder owning of record or beneficially more than 5% of any class of our securities or any member of the immediate families of the foregoing persons had or will have a direct or indirect material interest:

          We engage Ragan & Ragan, P.C. to pursue legal collection of our receivable portfolios, interests in distressed real property and tax lien certificates. Messrs. Ragan, Sr. and Ragan, Jr. are the sole members of Ragan & Ragan, P.C. In May 2007, the fee arrangements between our subsidiaries and Ragan & Ragan, P.C. were approved by unanimous written consent of the board of directors other than Mr. Ragan, Sr. who abstained. During years 2008 and 2007, our subsidiary, VI, paid Ragan & Ragan, P.C. an aggregate of $800,261 and $1,128,107, respectively; our subsidiary, J. Holder, paid Ragan & Ragan, P.C. an aggregate of $0 and $6,000, respectively; and our subsidiary, VOM, paid Ragan & Ragan, P.C. an aggregate of $0 and $238, respectively. During the year ended December 31, 2008 and 2007, we paid Ragan and Ragan, P.C. an aggregate of $800,261 and $1,134,345, respectively. By virtue of their positions as sole members of Ragan & Ragan, P.C., Messrs. Ragan and Ragan retain the net proceeds paid by us to Ragan & Ragan, P.C.

          We received a note receivable in the amount of $205,000 in partial payment of the $455,000 purchase price from an officer and related party, John C. Kleinert, for the assignment of membership interests in Ridgedale Avenue Commons, LLC, and Morris Avenue Commons, LLC, previously owned by J. Holder, Inc. As of December 31, 2007, the note had a balance of $100,000, along with interest at the rate of 12% which shall accrue only on and after December 26, 2007, by means of one lump sum payment of principal and accrued interest on August 25, 2008. As of March 14, 2008, Mr. Kleinert made a $100,000 lump sum payment to us and the promissory note was retired. We waived $2,630 in accrued interest on the prepayment.

          On June 2, 2005, J. Holder acquired a residential property in Melbourne, Florida. Acquisition financing of $3,350,000 was provided by a group of investors that receive 10% per annum and 2% of the loaned amount along with a pro rata share of 20% of the net profit realized by J. Holder upon the sale of the property. Of the $3,350,000 in financing on this property, $1,400,000 was provided by Dr. Kelly and Mr. Granatell, who subsequently became members of our board of directors. Additionally, Mr. Robert Kleinert and Ms. Yoke, related parties of our President and CEO, provided $900,000 of this financing in connection with the acquisition. Accrued interest on these related party notes with respect to this property was $878,028 and $552,483 through the periods ended December 31, 2008 and 2007.

          On December 28, 2007, we paid $115,146 in withholding taxes in connection with the vesting of 8,750 shares of restricted stock granted to James J. Mastriani. As of March 14, 2008, Mr. Mastriani has returned 6,800 of these shares for cancellation and retirement in order to offset this payment. On May 30, 2008 and October 29, 2008, we executed promissory notes in favor of Robert Kleinert, the brother of John C. Kleinert, our chief executive officer, with a principal amount of $500,000 and $200,000, respectively. On October 29, 2008, we executed a promissory note in favor of Richard Kleinert, the brother of John C. Kleinert, our chief executive officer, with a principal amount of $50,000. On October 29, 2008, our VI subsidiary executed a promissory note in favor of John C. Kleinert, our chief executive officer, with a principal amount of $150,000. The notes each bear interest at a rate of 14% per annum and mature on May 30, 2011 and October 29, 2011, respectively. The notes grant the holder a subordinated lien upon all of the assets of our VI subsidiary.

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

          Except for the relationship of W. Peter Ragan, Sr. and W. Peter Ragan, Jr. who are father and son, none of our officers or directors are related.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a) Audit Fees

The aggregate fees billed for each of 2008 and 2007 for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally in connection with statutory and regulatory filings or engagements for those years was $223,707 and $172,070, respectively.

(b) Audit-Related Fees

The aggregate fees billed in each of 2008 and 2007 for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements was $188,498 and $63,730, respectively. In 2008 and 2007, the principal accountant billed us for professional services related to the filing of registration statements.

(c) Tax Fees

The aggregate fees billed in 2008 or 2007 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $0 and $0, respectively.

(d) All Other Fees

No fees were billed in each of 2008 and 2007 for products and services provided by the principal accountant.

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

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Title	Reference

1.1	Form of Underwriting Agreement by and between the Company and Anderson & Strudwick, Inc.	**
2.1	Agreement and Plan of Merger dated as of February 3, 2004, by and among Tele-Optics, Inc., TLOP Acquisition Company, L.L.C., STB, Inc., John C. Kleinert, W. Peter Ragan, Sr. and W. Peter Ragan, Jr.	A
3.1	Certificate of Incorporation	B
3.2	Amendment to Certificate of Incorporation	C
3.3	Amended and Restated By-laws	O
3.4	Certificate of Designation	U
3.5	Amendment to Certificate of Incorporation	DD
4.1	Specimen Common Stock Certificate	D
4.2	Form of Subscription Agreement	E
4.3	Loan and Security Agreement, dated as of January 27, 2005, by and between Velocity Investments, LLC and Wells Fargo Inc.	F
4.4	General Continuing Guaranty, dated January 27, 2005, executed by Registrant in favor of Wells Fargo Inc.	F
4.5	Security and Pledge Agreement, dated as of January 27, 2005, by and between Registrant and Wells Fargo Inc.	F
4.6	Subordination Agreement, dated as of January 27, 2005, by and between Registrant and Wells Fargo Inc.	F
4.7	Form of promissory note issued on April 15, 2005	L
4.8	10% Convertible Debenture due April 27, 2005	O
4.9	Common Stock Purchase Warrant	O
4.10	Warrant to Purchase 100,000 Shares of Series A Convertible Preferred Stock	T
4.11	Specimen Series A Convertible Preferred Stock Certificate	T
4.12	Common Stock Purchase Warrant	V
4.13	Amended 10% Convertible Secured Debenture	V
4.14	Form of Common Stock Warrant	Z
4.15	Fourth Amendment to the Loan and Security Agreement, dated as of February 29, 2008, by and between Velocity Investments, LLC and Wells Fargo Foothill, Inc.	AA
4.16	Fifth Amendment to the Loan and Security Agreement, dated as of November 1, 2008, by and between Velocity Investments, LLC and Wells Fargo Foothill, Inc.	CC
10.1	Business Advisory Agreement, dated as of February 5, 2004, by and between Lomond International, Inc. and Registrant	G
10.2	Employment Contract, dated as of September 8, 2004, by and between Registrant and James J. Mastriani	H
10.3	Independent Consulting Agreement, dated December 16, 2004, between Registrant and The Del Mar Consulting Group, Inc.	I
10.4	Non-qualified Stock Option Agreement, dated December 16, 2004, Between Registrant and The Del Mar Consulting Group, Inc.	I
10.5	Employment Agreement, dated as of January 1, 2004, between John C. Kleinert and STB, Inc. (n/k/a Velocity Asset Management, Inc.)	J
10.6	Addendum, dated September 1, 2004, to Employment Agreement, dated as of January 1, 2004, between John C. Kleinert and Registrant	J
10.7	Employment Agreement, dated as of January 1, 2004, between John C. Kleinert and J. Holder, Inc.	J
10.8	Addendum, dated September 1, 2004, to Employment Agreement, dated As of January 1, 2004, between John C. Kleinert and J. Holder, Inc.	J
10.9	Employment Agreement, dated as of January 1, 2004, between Velocity Investments, LLC and W. Peter Ragan, Jr.	J
10.10	Addendum, dated September 1, 2004, to Employment Agreement, dated As of January 1, 2004, between W. Peter Ragan, Jr. and Velocity Investments, LLC	J

10.11	Employment Agreement, dated as of January 1, 2004, between VOM, LLC and W. Peter Ragan, Sr.	J
10.12	Addendum, dated September 1, 2004, to Employment Agreement, dated As of January 1, 2004, between W. Peter Ragan, Sr. and VOM, LLC	J
10.13	Retainer Agreement, dated as of January 1, 2005, between Ragan & Ragan, P.C. and Velocity Investments, LLC	J
10.14	Retainer Agreement, dated as of January 1, 2005, between Ragan & Ragan, P.C. and VOM, LLC	J
10.15	Retainer Agreement, dated as of January 1, 2005, between Ragan & Ragan, P.C. and J. Holder, Inc.	J
10.16	Addendum, dated January 1, 2006, to Employment Agreement, dated as of January 1, 2004, between John C. Kleinert and Registrant	J
10.17	Addendum, dated January 1, 2006, to Employment Agreement, dated As of January 1, 2004, between John C. Kleinert and J. Holder, Inc.	J
10.18	Addendum, dated January 1, 2006, to Employment Agreement, dated As of January 1, 2004, between W. Peter Ragan, Jr. and Velocity Investments, LLC	J
10.19	Addendum, dated January 1, 2006, to Employment Agreement, dated As of January 1, 2004, between W. Peter Ragan, Sr. and VOM, LLC	J
10.20	Form of Legal Collection Agreement	J
10.21	Real Estate Joint Venture Agreement dated June 2, 2005	M
10.22	Business Advisory Agreement dated September 1, 2005	N
10.23	Securities Purchase Agreement dated October 27, 2005	O
10.24	Registration Rights Agreement dated October 27, 2005	O
10.25	Security Agreement dated October 27, 2005	O
10.26	Subsidiary Guarantee dated October 27, 2005	O
10.27	Amendment No. 1 to Business Advisory Agreement dated as of November 11, 2005	Q
10.28	Form of Director Indemnification Agreement	Q
10.29	First Amendment to Loan and Security Agreement by and between Wells Fargo Inc. and Velocity Investments, L.L.C. dated as of February 27, 2006	R
10.30	Addendum, dated January 1, 2006, to Employment Agreement, dated as of January 1, 2004, between John C. Kleinert and Registrant	S
10.31	Addendum, dated January 1, 2006, to Employment Agreement, dated As of January 1, 2004, between W. Peter Ragan, Jr. and Velocity Investments, LLC	S
10.32	Addendum, dated January 1, 2006, to Employment Agreement, dated As of January 1, 2004, between W. Peter Ragan, Sr. and VOM, LLC	S
10.33	Amendment Agreement	V
10.34	Second Amendment to Loan and Security Agreement, dated December 8, 2006	X
10.35	Third Amendment to Loan and Security Agreement, dated December 8, 2006	X
10.36	Agreement of Lease, dated May 2, 2007	Y
10.37	Registration Rights Agreement, dated September 26, 2007	Z
10.38	Form of Subscription Agreement	BB
10.39	Form of Note issued in the Offering	CC
10.40	Form of Lock-up Agreement	DD
14.1	Code of Ethics	S
16.1	Letter of Robert C. Seiwell, Jr. CPA	K
16.2	Letter of Robert C. Seiwell, Jr. CPA	W
21.1	Subsidiaries of the Registrant	P
23.1	Consent of Weiser LLP	**
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	S
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	S
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	S
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	S
99.1	Audit Committee Charter	S

** filed herewith

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

X. Incorporated by reference to Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 5, 2007.

Y. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2007.

Z. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2007.

AA. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2008.

BB. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2008.

CC. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2008.

DD. Filed as part of Amendment No. 1 to the Registration Statement on Form S-1, filed with the Securities Exchange Commission on November 18, 2005

In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES

(Formerly Velocity Asset Management, Inc. and Subsidiaries)

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES

(Formerly Velocity Asset Management, Inc. and Subsidiaries)

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Velocity Portfolio Group, Inc.

We have audited the accompanying consolidated balance sheets of Velocity Portfolio Group, Inc. (formerly Velocity Asset Management, Inc.) and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As more fully described in Note 2 to the consolidated financial statements, the Company has not met certain of the financial covenants contained in their Credit Facility with Wells Fargo Foothill, Inc. and has requested but not obtained a waiver. As a result of having not met these covenants, the lender has the right to call the loan at any time. The continuation of the Company as a going concern is conditioned upon the continued forbearance of the lender. This raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weiser LLP

New York, N.Y.
April 22, 2009

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES
(Formerly Velocity Asset Management, Inc. and Subsidiaries)

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007

ASSETS

Cash and cash equivalents	$7,869	$162,180
Consumer receivables, net	37,592,634	46,971,014
Income taxes receivable	177,208	—
Property and equipment, net of accumulated depreciation	44,980	64,420
Deferred income tax asset, net	1,158,500	98,600
Security deposits	30,224	30,224
Other assets (including $0 and $115,146 employee loan to a related party at December 31, 2008 and 2007, respectively)	337,964	487,071
Assets of discontinued operations	5,759,478	6,793,319

Total assets	$45,108,857	$54,606,828

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accounts payable and accrued expenses	$1,186,536	$552,269
Estimated court and media costs	5,195,437	7,374,212
Line of credit	8,400,067	14,429,138
Notes payable	400,000	—
Notes payable to related parties	1,100,000	200,000
Convertible subordinated notes	2,350,000	2,350,000
Income taxes payable	—	820,222
Liabilities from discontinued operations (including notes payable to related parties of $2,300,000)	5,566,279	4,374,441

Total liabilities	24,198,319	30,100,282

STOCKHOLDERS’ EQUITY

Series A 10% convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,380,000 shares issued and outstanding (liquidation preference of $13,800,000)	1,380	1,380
Common stock, $0.001 par value, 40,000,000 shares authorized, 894,799 and 853,341 shares issued and outstanding, respectively	895	853
Additional paid-in-capital	25,943,069	25,260,157
Accumulated deficit	(5,034,806)	(755,844)

Total stockholders’ equity	20,910,538	24,506,546

Total liabilities and stockholders’ equity	$45,108,857	$54,606,828

See accompanying notes to the consolidated financial statements.

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES
(Formerly Velocity Asset Management, Inc. and Subsidiaries)

CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2008 and 2007

	2008	2007

REVENUES
Income on consumer receivables	$14,704,512	$13,863,538
Other income	3,337	27,847

Total revenues	14,707,849	13,891,385

OPERATING EXPENSES

Professional fees (including fees paid to related parties of $800,261 and $1,128,107 for the years ended December 31, 2008 and 2007, respectively)	5,511,168	4,791,224
General and administrative expenses	2,230,152	2,479,608
Impairment of consumer receivables	8,362,841	—

Total operating expenses	16,104,161	7,270,832

(Loss) income from operations	(1,396,312)	6,620,553

Interest expense (including interest incurred to related parties of $66,479 and $14,000 for the years ended December 31, 2008 and 2007, respectively)	(1,163,002)	(1,623,520)

(Loss) income from continuing operations before provision for income taxes	(2,559,314)	4,997,033

(Benefit from) provision for income taxes	(1,129,019)	2,090,143

(Loss) income from continuing operations	(1,430,295)	2,906,890

Loss from discontinued operations (including fees paid and interest incurred to related parties of $0 and $6,238 and $233,834 and $233,194 for the years ended December 31, 2008 and 2007, respectively and net of tax benefit of $758,667 and $244,808 for the years ended December 31, 2008 and 2007, respectively)	(1,468,667)	(334,815)

Net (loss) income	(2,898,962)	2,572,075

Preferred dividends	(1,380,000)	(1,380,000)

Net (loss) income attributable to common stockholders	$(4,278,962)	$1,192,075

(Loss) income per common share:
(Loss) income from continuing operations:
Basic	$(3.20)	$1.86
Diluted	$(3.20)	$1.69
Discontinued operations:
Basic	$(1.67)	$(0.41)
Diluted	$(1.67)	$(0.37)
Net (loss) income:
Basic	$(4.87)	$1.45
Diluted	$(4.87)	$1.32

Average common shares - basic	878,684	819,752
Average common shares - diluted	878,684	903,788

See accompanying notes to the consolidated financial statements.

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES
(Formerly Velocity Asset Management, Inc. and Subsidiaries)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008 and 2007

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity

BALANCES, December 31, 2006	1,380,000	$1,380	806,466	$806	$23,517,704	$(1,947,919)	$21,571,971

Dividends paid on preferred stock	—	—	—	—	—	(1,380,000)	(1,380,000)

Stock-based compensation	—	—	3,750	4	109,996	—	110,000

Private placement offering of 33,750 shares of common stock and warrants to purchase 8,250 shares of common stock (net of issuance costs of $60,000)	—	—	33,750	34	1,289,966	—	1,290,000

Private placement offering of 9,375 shares of common stock and warrants to purchase 2,438 shares of common stock (net of issuance costs of $32,500)	—	—	9,375	9	342,491	—	342,500

Net income	—	—	—	—	—	2,572,075	2,572,075

BALANCES, December 31, 2007	1,380,000	1,380	853,341	853	25,260,157	(755,844)	24,506,546

Dividends paid on preferred stock	—	—	—	—	—	(1,380,000)	(1,380,000)

Retirement of common stock	—	—	(6,800)	(7)	(115,139)	—	(115,146)

Private placement offering of 47,258 shares of common stock and warrants to purchase 11,815 shares of common stock (net of issuance costs of $61,350)	—	—	47,258	48	793,602	—	793,650

Stock-based compensation	—	—	1,000	1	4,449	—	4,450

Net loss	—	—	—	—	—	(2,898,962)	(2,898,962)

BALANCES, December 31, 2008	1,380,000	$1,380	894,799	$895	$25,943,069	$(5,034,806)	$20,910,538

See accompanying notes to the consolidated financial statements.

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES
(Formerly Velocity Asset Management, Inc. and Subsidiaries)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,898,962)	$2,572,075
Loss from discontinued operations	1,468,667	334,815

(Loss) income from continuing operations	(1,430,295)	2,906,890
Adjustments to reconcile net income to net cash provided by operating activities
Stock compensation	4,450	110,000
Depreciation and amortization	159,826	190,556
Deferred income tax	(1,059,900)	107,300
Impairment of consumer receivables	8,362,841	—
Increase (decrease) in:
Security deposit	—	(124)
Other assets	31,058	(138,968)
Accounts payable and accrued expenses	634,265	285,513
Estimated court and media costs	(2,178,775)	(1,072,107)
Income taxes payable	(997,430)	219,248

Net cash provided by operating activities	3,526,040	2,608,308

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(3,286)	(27,309)
Acquisition of consumer receivables	(2,062,902)	(12,799,459)
Collections applied to principal on consumer receivables	3,019,246	4,097,175

Net cash provided by (used in) investing activities	953,058	(8,729,593)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments) borrowings under lines of credit, net	(6,104,071)	609,493
Proceeds of notes payable	400,000	—
Proceeds of note payable from a related party	900,000	—
Net proceeds from private placement	793,650	1,632,500
Net proceeds from convertible subordinated notes	—	2,125,500
Payment of preferred dividends	(1,380,000)	(1,380,000)

Net cash (used in) provided by financing activities	(5,390,421)	2,987,493

CASH FLOWS FROM DISCONTINUED OPERATIONS, NET
Operating activities	(239,980)	244,975
Investing activities	100,000	55,641
Financing activities	896,992	551,000

Net cash provided by discontinued operations	757,012	851,616

Net decrease in cash and cash equivalents	(154,311)	(2,282,176)

Cash and cash equivalents, beginning of year	162,180	2,444,356

Cash and cash equivalents, end of year	$7,869	$162,180

Supplemental disclosure of cash flow information:
Cash paid for interest - continuing operations	$1,147,703	$1,636,437
Cash paid for income taxes	$829,244	$1,333,958

Non-cash item:
Retirement of common stock in satisfaction of employee receivable	$115,146	$—

See accompanying notes to the consolidated financial statements.

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES
(Formerly Velocity Asset Management, Inc. and Subsidiaries)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND BUSINESS

Nature of Operations

On February 3, 2004, Velocity Portfolio Group, Inc. (formerly known as Velocity Asset Management, Inc.), (the “Company”), through its wholly-owned subsidiary TLOP Acquisition Company, L.L.C. (“TLOP”), entered into a reverse acquisition (the “Reverse Merger”) with STB, Inc. and its subsidiaries. On February 3, 2004, STB, Inc. became a wholly-owned subsidiary of TLOP. As a result of the Reverse Merger, the Company operates all of its current business activities through its wholly-owned subsidiary TLOP.

The Company was incorporated in the state of Delaware on December 31, 1986. In 1987, the Company issued shares of its common stock pursuant to a public offering. The Company was engaged in the manufacture of optical products until 1991 when all assets and operations were sold.

Effective April 8, 2004, the Company changed its name from Tele-Optics, Inc. to Velocity Asset Management, Inc. and then on November 14, 2008 to Velocity Portfolio Group, Inc. The entities that are included in these consolidated financial statements are as follows:

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

On September 29, 2008, our stockholders approved an amendment to our Certificate of Incorporation to effect a reverse stock split of our issued and outstanding common stock, par value $0.001 per share of between one-for-ten (1-10) and one-for-twenty (1-20) reverse stock split in the discretion of our board of directors. On September 29, 2008, our stockholders also approved an amendment to our Certificate of Incorporation to change the name of the company from Velocity Asset Management, Inc. to Velocity Portfolio Group, Inc.

On November 14, 2008, the Company amended its Certificate of Incorporation to (a) effect a 1 for 20 reverse stock split of the Company’s then issued and outstanding shares of common stock and (b) change the name of the Company to Velocity Portfolio Group, Inc. The 1-for-20 reverse stock split took effect on November 17, 2008. All references to share numbers or earnings or loss per share contained in the consolidated financial statements to which these notes relate give retroactive effect to the reverse split.

After careful consideration of trends in revenues and future opportunities for growth, management has made the determination that the consumer receivables business will be the sole operating focus of the Company in fiscal 2008. As a result, the Company is currently considering all strategic alternatives for J. Holder and VOM, including, but not limited to, the sale of some or all of each entity’s assets, partnering or other collaboration agreements, or a merger, spin-off or other strategic transaction. On December 31, 2007, the board of directors of the Company unanimously approved management’s plan to discontinue the operations of the Company’s J. Holder and VOM subsidiaries and to sell and dispose of the assets or membership interests/capital stock of such subsidiaries. Accordingly, these operations have been presented as discontinued operations.

The Company has one continuing industry segment — the acquisition, management, collection and servicing of consumer receivables.

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES
(Formerly Velocity Asset Management, Inc. and Subsidiaries)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany payables, receivables, revenues and expenses have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the impairment charge related to the consumer receivables portfolio, the Company did not meet certain financial covenants contained in their Credit Facility with Wells Fargo Foothill, Inc. (“Lender”) and has requested but not obtained a waiver. As a result, the Lender has the right to call the loan at any time. The Company is currently working with its Lender to obtain a waiver and to amend the Credit Facility to restructure these financial covenants. The Company anticipates completion of this waiver and amendment to the Credit Facility in May 2009, however, there is no assurance that the waiver or the amendment will be obtained. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentrations of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and consumer receivables. The Company places its cash and cash equivalents principally with one financial institution. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. As of December 31, 2008 and 2007, respectively, the Company had cash deposits in excess of federally-insured amounts totaling $0 and $21,558. Management considers the risk of loss to be minimal.

Properties Held for Sale

Properties held for sale consists of real property purchased by the Company for resale and are carried at the lower of cost or fair value less costs to sell. This includes the cost to purchase the property and repairs or other costs required to present the property ready for resale. The Company recognizes income and related expenses from the sale of real property at the date the sale closes. These properties are maintained by the Company’s subsidiary, J. Holder, and are reflected as a part of discontinued operations.

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

The Company accounts for its investment in consumer receivable portfolios using the interest method under the guidance of American Institute of Certified Public Accountants Statement of Position (“SOP”) 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer.” SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows are recognized prospectively through adjustment of the internal rate of return (“IRR”) while decreases in expected cash flows are recognized as impairments.

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

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES
(Formerly Velocity Asset Management, Inc. and Subsidiaries)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consumer Receivable (Continued)

Effective December 31, 2008, the Company revised its expected estimated cash collection forecast methodology by extending the collection forecast useful life of its pools from 60 months to 84 months and adjusted the timing of expected future cash collections. The Company has observed that receivable portfolios purchased in 2003 have experienced cash collections beyond 60 months from the date of purchase. When the Company first developed its cash forecasting models in 2004, limited historical collection data was available with which to accurately model projected future cash flows beyond 60 months. During the quarter ended December 31, 2008, the Company determined there was enough additional collection data accumulated over the previous several years to extend this forecast to 84 months and more accurately forecast the estimated timing of such collections. The increase in collection forecast from 60 to 84 months will be applied effective December 31, 2008, to each portfolio for which the Company could accurately forecast through such term and resulted in an increase in the aggregate total estimated remaining collections for the receivable portfolios by of 9.3% or $4.8 million, as of December 31, 2008. The Company reported a net loss for the year ended December 31, 2008 of $2,898,962, as compared to net income of $2,572,075 for the year ended December 31, 2007. The net loss was primarily attributable to an impairment expense of approximately $8.36 million on our consumer receivable portfolios. The extension of the collection forecast is being treated as a change in estimate and, in accordance with Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,” will be recognized prospectively in the consolidated financial statements. During the year ended December 31, 2008, we recorded an impairment of approximately $8.36 million on our consumer receivables portfolios. This impairment was primarily due to a combination of an extension of the collection curve from 60 to 84 months and a shortfall in collections in certain pool groups against our forecast, primarily our 2005 and 2006 vintages.

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

The Company establishes valuation allowances for all acquired loans subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the loans, if necessary. At December 31, 2008 and 2007, the Company had $8.36 million and $0 valuation allowances on its consumer receivables, respectively.

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

Stock Based Compensation

The Company follows the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which addresses the accounting for share-based payment transactions with employees and other third parties and requires that the compensation costs relating to such transactions be recognized in the consolidated financial statements. SFAS No. 123R requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. Additionally, regarding the treatment of non-employee stock based compensation, the Company follows the guidance of the Emerging Issues Task Force 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”.

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES
(Formerly Velocity Asset Management, Inc. and Subsidiaries)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Change in Presentation and Reclassifications

Certain reclassifications, which have no effect on net income, have been made to the prior period financial statements to conform to the current presentation. The operations of J. Holder and VOM have been reclassified as discontinued operations for all periods presented.

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

With respect to income recognition under the interest method, significant estimates have been made by management with respect to the timing and amount of future cash flows from the portfolios. The Company takes into consideration the relative credit quality of the underlying receivables constituting the portfolio acquired, the strategy implemented to maximize collections thereof as well as other factors to estimate the anticipated cash flows. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur within one reporting period. On a quarterly basis, management reviews the estimate of future cash collections, and whether it is reasonably possible that its assessment of collectability may change based on actual results and other factors, including the current economic crisis, which could lead to future impairments.

Properties held for sale as discontinued operations are carried at fair value less costs to sell. The Company utilizes the appraisals of third party experts in determining fair value; however, the current economic and housing crisis may have a material impact on the ultimate amount realized on the sale of the property.

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

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES
(Formerly Velocity Asset Management, Inc. and Subsidiaries)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities, and an amendment of FASB Statement No. 133. This new standard enhances the disclosure requirements related to derivative instruments and hedging activities required by FASB Statement No. 133. This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 and does not believe that it will have a significant impact on its consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 is effective on January 1, 2009. We are currently evaluating the impact of the adoption of this standard on our consolidated financial position and results of operations. The effect of this pronouncement might be to reclassify certain equity instruments as liabilities.

NOTE 3 – CONSUMER RECEIVABLES

Consumer receivable activity for the year ended December 31, 2008 and 2007 consists of the following:

	December 31, 2008	December 31, 2007

Balance at beginning of year	$46,971,014	$38,327,926

Acquisitions and capitalized costs, net of returns	2,062,903	12,799,459
Amortization of capitalized costs	(59,196)	(59,196)

	2,003,707	12,740,263

Cash collections (1)	(17,723,758)	(17,960,713)
Income recognized on consumer receivables (1)	14,704,512	13,863,538

Cash collections applied to principal	(3,019,246)	(4,097,175)

Impairment	(8,362,841)	—

Balance at end of year	$37,592,634	$46,971,014

          (1)Includes $655,552 derived from fully amortized pools as of December 31, 2008.

As of December 31, 2008, management’s current estimate of future collections applied to principal are as follows:

December 31,
2008

2009	$7,736,807
2010	7,673,672
2011	7,356,925
2012	6,998,141
2013	5,299,260
Thereafter	2,527,829

$37,592,634

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES
(Formerly Velocity Asset Management, Inc. and Subsidiaries)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 3 – CONSUMER RECEIVABLES (Continued)

The accretable yield represents the amount of income the Company can expect to generate over the remaining lives of its existing portfolios based on estimated cash flows as of December 31, 2008 and 2007. Changes in the accretable yield are as follows:

	December 31, 2008	December 31, 2007

Balance at beginning of year	$31,442,803	$29,643,803
Income recognized on consumer receivables	(14,704,512)	(13,863,538)
Reclassifications from nonaccretable difference	655,552	—
Additions from current purchases	779,389	15,662,538
Additions for 24 months curve extension and impairment	14,356,577	—

Balance at end of year	$32,529,809	$31,442,803

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2008	December 31, 2007

Office equipment	$113,060	$111,444
Furniture and fixtures	29,833	28,163
Leasehold improvements	20,274	20,273

	163,167	159,880
Less: accumulated depreciation and amortization	(118,187)	(95,460)

	$44,980	$64,420

Depreciation and amortization expense of property and equipment for the years ended December 31, 2008 and 2007 was $22,727 and $31,508, respectively.

NOTE 5 – DISCONTINUED OPERATIONS

On December 31, 2007, the Board of Directors voted to discontinue operations of its wholly-owned subsidiaries J. Holder and VOM. The operations of J. Holder will cease upon the liquidation of all real properties, assignments and judgments. The Company is currently liquidating all of VOM’s tax certificates and is accepting proposals for the sale of VOM, including the sale of individual tax certificates. The Company expects the liquidation or sale to be completed within the next twelve months.

The divestiture of the businesses is consistent with the Company’s strategy of concentrating its resources on consumer receivables.

Revenues and loss for the discontinued operations were as follows:

	For the years ended
	December 31, 2008	December 31, 2007

Revenues	$393,254	$1,475,662

Loss from discontinued operations, before income tax effect	$(2,227,334)	$(579,623)

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES
(Formerly Velocity Asset Management, Inc. and Subsidiaries)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Assets and liabilities of the discontinued businesses were as follows:

	For the years ended
	December 31, 2008	December 31, 2007

Notes receivable	$25,000	$25,000
Notes receivable from related party	—	100,000
Deposits on properties	10,000	10,000
Properties held for sale	4,376,851	5,962,739
Tax certificates held and accrued interest receivable, net	258,704	325,339
Deferred income tax asset, net	1,087,000	325,000
Other assets	1,923	45,241

Total assets	$5,759,478	$6,793,319

Accounts payable and accrued expenses	$1,168,287	$873,441
Line of credit	212,992	316,000
Notes payable	1,885,000	885,000
Notes payable to related parties	2,300,000	2,300,000

Total liabilities	$5,566,279	$4,374,441

NOTE 6 – LINES OF CREDIT

On January 27, 2005 (the “Closing Date”), Velocity entered into a Loan and Security Agreement (the “Loan Agreement”) with Wells Fargo, Inc., a California corporation (the “Lender”), pursuant to which the Lender agreed to provide Velocity with a $12,500,000 credit facility to finance the acquisition of individual pools of unsecured consumer receivables that are approved by the Lender under specific eligibility criteria set forth in the Loan Agreement.

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

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES
(Formerly Velocity Asset Management, Inc. and Subsidiaries)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 6 – LINES OF CREDIT (Continued)

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

In December 2006, Velocity entered into a Second Amendment to the Loan Agreement with the Lender which amended the Loan Agreement dated January 27, 2005. Pursuant to the Amended and Restated Loan Agreement, the Lender agreed to temporarily increase the credit facility up to $14,500,000 until March 8, 2007.

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

Use of the credit facility is subject to certain restrictive covenants including but not limited to: a restriction on incurring additional indebtedness or liens; a change of control of Velocity; and a restriction on entering into transactions with affiliates outside the course of Velocity’s ordinary business. Velocity has agreed to maintain at least $14,000,000 in member’s equity and subordinated debt. The Company has also agreed to maintain at least $25,000,000 in stockholder’s equity and subordinated debt for the duration of the facility. In addition, Velocity and the Company have agreed that net income for each subsequent quarter shall not be less than $375,000 and $200,000, respectively.

As of December 31, 2008, the Company has not met the required minimum stockholder’s equity under the Credit Facility. In addition, both the Company and Velocity have not met the minimum net income covenant for the 4th quarter ended December 31, 2008. The Company has requested but not obtained a waiver for these financial covenants. As a result, the Lender has the right to call the loan at any time. The Company is currently working with its Lender to obtain a waiver and to amend the Credit Facility to restructure these financial covenants. The Company anticipates completion of this waiver and amendment to the Credit Facility in May 2009.

As of December 31, 2008 and 2007, the Company had $8,400,067 and $14,429,138 outstanding on the credit facility, respectively. The rate of interest at December 31, 2008 was 6.18%.

On June 14, 2007, the Company entered into an agreement for a revolving credit line for $800,000 with Northern State Bank. Interest on the outstanding principal balance is equal to the bank’s prime rate plus one-half percent per annum. Any sums loaned under the line may be repaid at any time, without premium or penalty, and reborrowed from time to time, until July 1, 2008. Payments of interest only are due on the 1st day of each and every month until July 1, 2008, on which date the entire balance or principal, interest and fees then unpaid was due and payable. The credit line is secured by various mortgages of real property held by the Company’s subsidiary, J. Holder. The Company had $212,992 and $316,000 outstanding on the credit line as of December 31, 2008 and 2007, respectively, which is reported in net liabilities of discontinued operations. On July 1, 2008, the Company extended the maturity date of the line until January 1, 2009 and reduced the maximum principal amount of the line to $212,992. On January 1, 2009, the Company extended the maturity date of the line until July 1, 2009.

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES
(Formerly Velocity Asset Management, Inc. and Subsidiaries)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 7 – NOTES PAYABLE

	December 31, 2008	December 31, 2007

On June 2, 2005, J. Holder acquired a residential property in Melbourne, Florida (the “Melbourne Property”). Acquisition financing of $3,350,000 was provided by a group of investors that receive 10% per annum and 2% of the loaned amount along with a pro rata share of 20% of the net profit realized by J. Holder upon the sale of the property. Of the $3,350,000 in financing, $2,300,000 was obtained from related parties. See NOTE 9 — RELATED PARTY TRANSACTIONS.	$2,950,000	$2,950,000

On April 15, 2005, the Company issued three promissory notes in the principal amounts of $100,000, $150,000 and $100,000 to accredited investors which are related parties in a private placement. The notes with interest at 7% per annum were payable in quarterly installments commencing September 30, 2005. On May 14, 2006, the $150,000 promissory note was redeemed at the Company’s option. As of December 31, 2006, the remaining notes in the aggregate amount of $200,000 were held by a related party to the president/CEO. These notes were extended through April 15, 2010.	200,000	200,000

On April 25, 2007, the Company issued two promissory notes of $35,000 and $200,000 to investors in a private placement. The notes bear interest at 10% per annum plus 15% of the net profit related to the sale of specified real property owned by the Company’s subsidiary, J. Holder. All amounts owed are due no later than April 25, 2008 and may be redeemed at any time before the due date. This was extended through April 25, 2009.	235,000	235,000

On January 25, 2008, the Company issued a promissory note for $1,000,000 with a financial institution. The note bears interest at a rate of 7% per annum, payable monthly in arrears, on the first day of each month with the original principal amount plus accrued interest due April 24, 2009. The note is collateralized by specified real property owned by the Company’s subsidiary, J. Holder. The note is guaranteed by the Company and personally by certain executive officers of the Company. J. Holder has agreed to maintain a loan to value ratio of 33% at all times. This is reported in net liabilities of discontinued operations.

	1,000,000	—

On May 30, 2008 and June 10, 2008, Velocity consummated the closings of its private placement offering of 14% Subordinated Notes (the “Notes”) due 2011 (the “Offering”) to accredited investors (“Investors”). On October 29, 2008, Velocity consummated a final closing of the private placement offering to accredited investors. The Notes were offered and sold pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). Velocity issued the Notes in the aggregate principal amount of $1,300,000. Interest is payable quarterly in arrears beginning on the last day of the month that is four months from the date of the Notes. Velocity will pay the principal amount of the Notes upon the earlier of maturity or redemption. The Notes are subordinated in liquidation preference and in right of payment to all of the Company’s existing debt. The Notes will be senior in right of payment and in liquidation preference to any future “long term” debt of the Company. Upon an event of default, Velocity will pay the Note holder a late charge computed at the rate of 18% per annum of the amount not paid. $900,000 of the Notes are being held by related parties of the Company. See NOTE 9— RELATED PARTY TRANSACTIONS.

	1,300,000	—

	5,685,000	3,385,000
Notes payable included in discontinued operations	4,185,000	3,185,000

Notes payable included in continuing operations	$1,500,000	$200,000

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES
(Formerly Velocity Asset Management, Inc. and Subsidiaries)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 8 – CONVERTIBLE SECURED DEBENTURES AND NOTES

On October 27, 2005, the Company issued a 10% Secured Convertible Debenture, due April 27, 2007, in the aggregate principal amount of $1.8 million (the “Debenture”) and a warrant to purchase 10,000 shares of the Company’s common stock at an exercise price of $62.00 per share which expired in October 2008.

The Debenture was convertible at $80.00 per share. The Debenture bore interest at 10% per annum, payable monthly on the first day of each calendar month, beginning on November 1, 2005. Interest was payable in cash or, at the Company’s option, in shares of common stock provided that certain conditions were satisfied. The holder of the Debenture was granted (i) a security interest in the assets of the Company, and (ii) a pledge of the Company’s ownership of its subsidiaries, which is subject to existing liens, existing indebtedness, permitted liens and permitted indebtedness. Additionally, the subsidiaries guaranteed the obligations of the Company under the Debenture. The Debenture was also guaranteed personally by John C. Kleinert, the Company’s President and Chief Executive Officer, W. Peter Ragan, Sr., the Company’s Vice President and W. Peter Ragan, Jr., President of Velocity.

On April 1, 2006, the holder extended the initial payment due date of the Debenture to June 1, 2006, and in consideration thereof, the Company issued an additional warrant to purchase 2,500 shares of the Company’s common stock at an exercise price of $62.00 per share which expires in April 2011. On May 19, 2006, the Company used $1,823,000 of the proceeds from its preferred stock offering to repay the interest and principal under the Debenture.

On June 29, 2007 and July 27, 2007, the Company closed on its private placement offering of 10% Convertible Subordinated Notes (the “Notes”) due 2017 (the “Offering”) to accredited investors (“Investors”). The Notes were offered and sold pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Notes were sold by the Company through an NASD member firm which served as placement agent. In connection with the Offering, the Company issued the Notes and also entered into a Subscription Agreement with each of the Note holders.

Pursuant to the Offering, the Company issued Notes in the aggregate principal amount of $2,350,000. Interest on the notes was payable monthly in arrears commencing September 30, 2007. The Notes are subordinated in liquidation preference and in right of payment to all of the Company’s existing debt. The Notes are senior in right of payment and in liquidation preference to any future long-term debt of the Company. To the extent the Company were to complete a subsequent financing with the placement agent on or before March 29, 2008 (“Subsequent Financing”), the Notes will automatically convert into the underlying securities (either convertible debt or preferred stock) sold in the Subsequent Financing. To the extent the new issue in the Subsequent Financing contains an interest rate less than 10% per annum; the exchange ratio of the Notes will automatically adjust to maintain a 10.0% yield. To the extent the Company does not complete a Subsequent Financing; the Notes may be converted, at the option of the holder, into shares of the Company’s common stock at a price of $50.00 per share, subject to certain adjustments.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

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

On December 28, 2007, the Company paid $115,146 in withholding taxes in connection with the vesting of 8,750 shares of restricted stock granted to James J. Mastriani. As of March 14, 2008, Mr. Mastriani has returned 6,800 of such shares for cancellation and retirement to offset this payment.

Of the $3,350,000 in acquisition financing on the Melbourne Property, $1,400,000 was provided by Dr. Kelly and Mr. Granatell, who subsequently became members of the Company’s Board of Directors. Additionally, Mr. Robert Kleinert and Ms. Yoke, related parties of the President and CEO of the Company, provided $900,000 of this financing in connection with the acquisition. The $2,300,000 is reported in net liabilities of discontinued operations. Interest on these related party notes with respect to the Melbourne Property accrued in the amounts of $233,834 and $242,273 as of the years ended December 31, 2008 and 2007 which is included in accounts payable and accrued expenses of the discontinued operations. Interest paid to other related parties as referenced in NOTE 7 totaled $66,479 and $14,000 and years ended December 31, 2008 and 2007. See also NOTE 7 for other related party transactions.

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES
(Formerly Velocity Asset Management, Inc. and Subsidiaries)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 9 – RELATED PARTY TRANSACTIONS (Continued)

Total interest to related parties for the years ended December 31, 2008 and 2007 was $300,313 and $247,194, respectively. Of the total interest to related parties for the years ended December 31, 2008 and 2007, $233,834 and $233,194, respectively, are included in the results of operations of discontinued operations.

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

Legal fees paid to Ragan & Ragan, P.C., by the Company’s subsidiaries were as follows:

	December 31, 2008	December 31, 2007

Velocity Investments, LLC	$800,261	$1,128,107
J. Holder, Inc.	—	6,000
VOM, LLC	—	238

	$800,261	$1,134,345

NOTE 10 – STOCK-BASED COMPENSATION

Stock-Based Consideration to Employees

The 2004 Equity Incentive Program of the Company, (the “Employee Plan”) authorizes the issuance of up to 50,000 shares of common stock in connection with the grant of options or issuance of restricted stock awards. To the extent that the Company derives a tax benefit from options exercised by employees, if any, such benefit will be credited to additional paid-in capital when realized on our income tax return. There were no tax benefits realized by the Company. No options have been granted to date.

The Company did not make any awards under the Employee Plan during the year ended December 31, 2007. During the year ended December 31, 2008, the Company issued restricted stock awards. The following summarizes shares of common stock under the Employee Plan:

			Expenses Recorded

	Number of	Number of	December 31,	December 31,
Employee	Shares Granted	Shares Vested	2008	2007

James J. Mastriani	10,000	10,000	$—	$110,000
Craig Buckley	1,000	1,000	4,450	—

			$4,450	$110,000

The stock based compensation expense of $110,000 pertained to 3,750 shares of common stock which vested to James J. Mastriani in 2007.

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES
(Formerly Velocity Asset Management, Inc. and Subsidiaries)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 11 – COMMON STOCK OFFERING

On September 26, 2007, the Company consummated a closing of its private placement offering (the “Offering”) of shares of common stock (the “Shares”) and warrants to purchase shares of common stock (the “Warrants”, together with the Shares, the “Securities”) to accredited investors (“Investors”). The Securities were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). In connection with the Offering, the Company also entered into a Securities Purchase Agreement and a Registration Rights Agreement with the investors in the Offering. The Company sold an aggregate of 33,750 shares at a purchase price of $40.00 per share and delivered Warrants to purchase an aggregate of 8,250 shares.

On October 11, 2007, the Company closed on its second offering of shares of common stock and warrants to purchase shares of common stock to accredited investors under the same terms described above. Together with the first closing, the Company sold an aggregate of 43,125 shares at a purchase price of $40.00 per share and delivered Warrants to purchase an aggregate of 8,625 shares of the Company’s common stock. Net proceeds from the financing were used for working capital purposes including the purchase of distressed consumer receivable portfolios.

The Company received net proceeds of $1,632,500 from these placements, after offering expenses of approximately $10,000 and commissions of approximately $82,500. In addition, the placement agent received 2 year warrants to acquire 2,063 shares of the Company’s common stock.

The Warrants entitle the holders to purchase shares of the Company’s common stock (the “Warrant Shares”) for a period of three years commencing on April 4, 2008 at an exercise price of $50.00 per share. The Warrants contain certain anti-dilution rights. In addition, the Investors are entitled to additional shares of common stock if, during the six month period after the Initial Closing, the Company sells or issues additional shares of Common Stock, or securities (debt and/or equity) convertible into common stock, with a purchase, exercise or conversion price of less than $40.00.

Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement providing for the resale of the Shares and the Warrant Shares. The Company agreed to file the registration statement within 45 days of the initial closing and to use its best efforts to cause the registration statement to become effective within 90 or 120 days. The Company met its obligations under the registration rights arrangement and therefore, the carrying amount of the liability representing the Company’s registration rights obligations was $0. The registration statement for the Offering was filed on November 9, 2007 and declared effective on November 21, 2007.

On May 6, 2008, the Company consummated an initial closing of its private placement offering of units comprised of shares of common stock and warrants to purchase shares of common stock to accredited investors. The Company sold an aggregate of 40,000 shares at a purchase price of $18.00 per share with three year warrants to purchase an aggregate of 10,000 shares of the Company’s common stock at an exercise price of $22.50 per share.

On May 19, 2008, the Company consummated its second and final closing of its private placement offering of Units comprised of shares of common stock and warrants to purchase shares of common stock to accredited investors. Together with the first closing, the Company sold an aggregate of 47,258 shares, 40,000 of which were at a purchase price of $18.00 per share and 7,258 of which were at a purchase price of $18.60 per share and delivered three-year warrants to purchase an aggregate of 11,815 shares of the Company’s common stock. The Company used the net proceeds from the offering primarily for the purchase of portfolios of unsecured consumer receivables and for general corporate purposes, including working capital.

The warrants entitle the holders to purchase shares of the Company’s common stock reserved for issuance thereunder for a period of three years from the date of issuance. 10,000 of the warrants have an exercise price of $22.50 per share and 1,815 of the warrants have an exercise price of $23.20 per share, or the holders may receive shares pursuant to a net settled stock appreciation right provision. The warrants contain certain anti-dilution rights on terms specified in the Warrants.

The Company received net proceeds of $793,650 from the placement, after commissions of approximately $61,350. The Company retained a registered FINRA broker dealer to act as placement agent. In addition, the placement agent receives three-year warrants to acquire 4,000 shares of the Company’s common stock at an exercise price of $22.60 per share and three-year warrants to acquire 726 shares of the Company’s common stock at an exercise price of $23.20 per share.

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES
(Formerly Velocity Asset Management, Inc. and Subsidiaries)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 12 – PREFERRED STOCK OFFERING

On May 18, 2006, the Company sold 1,200,000 shares of Series A 10% Convertible Preferred Stock (“Preferred Stock”) at $10 per share resulting in gross proceeds of $12,000,000. The underwriters were granted an over allotment option to purchase up to an additional 180,000 shares of Preferred Stock. The underwriters were also issued a warrant to purchase 120,000 shares of Preferred Stock at $10 per share. On May 31, 2006, the underwriters exercised their overallotment option to purchase 180,000 shares of the Preferred Stock. The shares of Series A Convertible Preferred Stock are listed on the American Stock Exchange under the symbol PGV.PR.

Each share of Preferred Stock is convertible into one-fifth of one share of the Company’s Common Stock. If after May 18, 2009, the Company’s common stock exceeds the conversion price of the Preferred Stock by more than 35% and is traded on a national exchange, the Company may terminate the conversion right. If the Company issues a conversion cancellation notice, the Company will have the right to redeem the stock after May 18, 2008 for cash, at the Company’s option, at $10 per share, plus accrued and unpaid dividends to the redemption date.

NOTE 13 – OUTSTANDING WARRANTS AND OPTIONS

At December 31, 2006, the Company had outstanding warrants and options to purchase 218,833 shares of its common stock at prices ranging from $20.80 to $62.00 per share. Warrants to purchase 159,975 shares of common stock expired in February 2009. Warrants for 33,858 shares of common stock were granted pursuant to a private offering as compensation for services rendered and expire on September 30, 2009. Warrants for 10,000 shares of common stock were granted in connection with the October 2005 convertible debt financing and expires on October 10, 2010. On May 19, 2006, the Company entered into an amendment to the Securities Purchase Agreement, effective April 1, 2006, for the October 2005 convertible debt financing, pursuant to which it extended the initial payment due date of its outstanding convertible secured debentures and issued to the holder an additional warrant to purchase 2,500 shares of the Company’s common stock at an exercise price of $62.00 per share which expires on April 1, 2011. In May 2008, under a full ratchet anti-dilution provision of the 12,500 in outstanding warrants exercisable at $62.00 per share, such warrants were exchanged for 43,056 warrants at a reset exercise price of $18.00 per share.

At December 31, 2007, the Company had issued three year warrants to purchase an aggregate of 8,625 shares of the Company’s common stock at $50.00 and 2,063 of two year warrants of the Company’s common stock at $50.00 in conjunction with the private offering discussed in NOTE 11 — COMMON STOCK OFFERING. These warrants were treated as issuance costs related to a private placement offering.

At December 31, 2007, the Company had an option outstanding to an independent consultant (issued in 2005) in exchange for services rendered for 12,500 shares of common stock at an exercise price per share of $50.00 which expired on September 1, 2008.

At December 31, 2008, the Company had issued 10,000 warrants at an exercise price of $22.50 per share and 1,815 warrants at an exercise price of $23.20 per share in conjunction with the private offering of units discussed in NOTE 11 — COMMON STOCK OFFERING. In addition, the placement agent receives three-year warrants to acquire 4,000 shares of the Company’s common stock at an exercise price of $22.60.

The following table summarizes information on all common share purchase options and warrants issued by the Company for the years ended December 31, 2008 and 2007, respectively, including common share equivalents relating to convertible debenture share warrants and their average exercise prices.

	December 31, 2008		December 31, 2007

Outstanding at beginning of the year	229,521	$29.80	218,833	$29.40
Granted during the year	58,871	43.60	10,688	50.00
Exercised during the year	—	—	—	—
Terminated, replaced or expired during the period	(25,000)	—	—	—

Outstanding at end of the year	263,392	$28.40	229,521	$29.80

Exercisable at the end of the year	263,392	$28.40	229,521	$29.80

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES
(Formerly Velocity Asset Management, Inc. and Subsidiaries)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

The number and weighted average exercise prices of all common shares and common share equivalents issuable and stock purchase options and warrants outstanding as of December 31, 2008 and 2007 are as follows:

	December 31, 2008		December 31, 2007

	Remaining Number	Weighted Average	Remaining Number	Weighted Average

Range of Exercise Prices	Outstanding	Exercise Price	Outstanding	Exercise Price

$0 - 40	218,846	$21.14	159,975	$20.80
$40 - 80	44,546	50.00	69,546	54.00

NOTE 14 – EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares outstanding during each period, plus the dilutive effects of potential convertible securities related to preferred stock, convertible notes, options and warrants. Outstanding options and warrants to non-employees convertible into 263,391 and 69,546 shares of common stock; convertible preferred stock, convertible into 276,000 shares of common stock; and convertible notes, convertible into 47,000 and 23,365 shares for the years ended December 31, 2008 and 2007, respectively, were not included in the dilutive per share calculations because their effect would have been anti-dilutive.

	December 31, 2008	December 31, 2007

Numerator:
(Loss) income from continuing operations	$(1,430,295)	$2,906,890
Preferred stock dividends	(1,380,000)	(1,380,000)

(Loss) income from continuing operations available to common stockholders	(2,810,295)	1,526,890
Discontinued operations, net of tax	(1,468,667)	(334,815)

Net (loss) income attributable to common stockholders - Basic and Diluted
	$(4,278,962)	$1,192,075

Denominator:
Average shares of common stock outstanding - Basic	878,684	819,752
Effect of dilutive instruments:
Stock options	—	84,036

Weighted average shares - Diluted	878,684	903,788

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES
(Formerly Velocity Asset Management, Inc. and Subsidiaries)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 15 – INCOME TAXES

The provision for corporate income taxes consists of the following:

	2008	2007

Current:
Continuing Operations before Discontinued Operations:
Federal	$(37,463)	$1,417,070
State	(27,956)	565,773

Total	(65,419)	1,982,843

Discontinued Operations:
Federal	15,468	(26,382)
State	2,365	5,574

Total	17,833	(20,808)

Total Current tax (benefit) expense	(47,586)	1,962,035

Deferred tax (benefit) expense:
Continuing Operations before Discontinued Operations:
Federal	(843,500)	87,300
State	(220,100)	20,000

Total	(1,063,600)	107,300

Discontinued Operations:
Federal	(757,000)	(168,500)
State	(19,500)	(55,500)

Total	(776,500)	(224,000)

Total deferred tax (benefit) expense	(1,840,100)	(116,700)

Total current and deferred tax (benefit) expense	$(1,887,686)	$1,845,335

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES
(Formerly Velocity Asset Management, Inc. and Subsidiaries)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 15 – INCOME TAXES (Continued)

The tax effect of temporary differences that make up the significant components of the deferred tax assets and liability for financial reporting purposes for the year ended December 31, 2008 and 2007 are as follows:

	2008	2007

Deferred tax asset:
Continuing Operations before Discontinued Operations:
Net operating loss carryforwards	$1,191,000	$102,100
Stock compensation	—	16,800

	1,191,000	118,900

Discontinued Operations:
Net operating loss carryforwards	320,000	54,000
Accrued interest	61,100	61,200
Impairment of property held for sale	595,600	96,000
Section 263(a) - properties held for sale	300,600	128,200

	1,277,300	339,400

Total deferred tax assets	2,468,300	458,300

Deferred tax liability - Continuing Operations
Depreciation and amortization	(32,500)	(20,300)

Net deferred income taxes	2,435,800	438,000

Valuation allowance - Discontinued Operations	(190,300)	(14,400)

Total valuation allowance	(190,300)	(14,400)

Total	$2,245,500	$423,600

Velocity Portfolio Group Inc. (formerly Tele-Optics, Inc.) generated net operating losses prior to its acquisition of STB. As a result of the reverse acquisition, the ownership change of Velocity Asset Management, Inc. as of February 3, 2004 limits and reduces the future utilization of the Company’s net operating loss carryforwards. These pre-reverse acquisition net operating loss carryforwards will be limited and reduced based upon the applicable Federal and New Jersey rules. Any net operating loss carryforwards for future tax years will be available to offset future taxable income of the consolidated group subject to an annual limit per the Internal Revenue Code Section 382.

Discontinued operations include a partial deferred tax asset valuation allowance for state purposes in the amount $190,300. The increase in valuation allowance from 2007 amounted to $175,900.

At December 31, 2008, the Company had unused net operating loss carryforwards of approximately $3,566,000 for Federal purposes and $3,378,000 for New Jersey purposes. These net operating losses may provide future income tax benefits of approximately $1,420,000, substantially all of which will expire in 2028. The Company has the option of carrying back the federal and any applicable state net operating losses to prior tax years to recover income taxes previously paid. This management decision will be made at the time the income tax returns are filed. If the Company decides to carry the net operating losses back, the net operating loss carryforwards available for future years will be reduced accordingly. The ability to utilize such losses is dependent upon the Company’s ability to generate taxable future income as well as the annual limit per the Internal Revenue Code Section 382 versus the expiration dates of the losses. Because some of the losses are due to expire prior to fully utilizing the carryforwards, a valuation reserve has been established for an amount equal to the expected expired amount. The deferred tax benefit for the year ended December 31, 2008 includes approximately $1.1 million as a benefit from net operating loss carryforwards.

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES
(Formerly Velocity Asset Management, Inc. and Subsidiaries)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 15 – INCOME TAXES (Continued)

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

As of December 31, 2007, the liability for income taxes associated with uncertain tax positions was $29,000. During the year ended December 31, 2008, this liability increased by approximately $6,500 (including penalties and interest) for State income taxes. Therefore, the liability for income taxes associated with uncertain tax positions at December 31, 2008 is approximately $35,500. As of December 31, 2008 and 2007, the Company’s books reflected accrued FIN 48 penalties and interest of approximately $600 and $700, respectively. The penalties and interest are recorded as part of the provision for income taxes.

The Company files Federal and State income tax returns in jurisdictions with varying statutes of limitations. As of December 31, 2008, the 2005 through 2007 tax years remain subject to examination by Federal taxing authorities and various 2004 through 2007 tax years generally remain subject to examination by State taxing authorities. In 2007, the U.S. Internal Revenue Service (IRS) audited the 2005 U.S. Federal tax return. This audit has been closed. There was no material effect on the Company’s financial position.

A reconciliation of the provision for income taxes attributable to income on continuing operations computed at the Federal statutory rate to the reported provision for income taxes is as follows:

	December 31, 2008	December 31, 2007

Tax provision at Federal statutory rate	-34.00%	34.00%
State income taxes net of Federal benefit	-6.20%	5.94%
Other (permanent differences, over-accrual, etc.)	-3.91%	1.83%

Total	-44.11%	41.77%

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

The future minimum lease payments for each of the twelve month periods ended December 31, 2008 are as follows:

December 31,
2008

2009	$43,488
2010	43,488
2011	43,488
2012	21,744

Total	$152,208

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES
(Formerly Velocity Asset Management, Inc. and Subsidiaries)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 16 – COMMITMENTS (Continued)

Rent expense was $61,485 and $56,198 for the years ended December 31, 2008 and 2007, respectively.

The Company has entered into employment agreements with several officers with terms expiring through December 31, 2009. The Company’s gross commitments related to these agreements amounted to $1,080,000.

NOTE 17 – SUBSEQUENT EVENTS

On February 26, 2009, the Company temporarily suspended the payment of monthly dividends on its Series A Preferred Stock beginning February 28, 2009 in order to preserve capital.

On February 27, 2009, the Company withdrew its registration statement for its proposed public offering of stock and warrants and authorized its board of directors has authorized the Company to begin a process or exploring strategic alternatives to enhance stockholder value.

At December 31, 2008, the Company wrote off approximately $613,430 in expenses related to its withdrawn registration statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VELOCITY PORTFOLIO GROUP, INC.

Dated: April 22, 2009	By:	/s/ JOHN C KLEINERT
John C. Kleinert, President and Chief Executive Officer

Dated: April 22, 2009	By:	/s/ JAMES J. MASTRIANI
James J. Mastriani, Chief Financial Officer, Chief Legal Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Velocity Portfolio Group, Inc. and in the capacities and on the dates indicated.

Dated: April 22, 2009	By:	/s/ JOHN C KLEINERT

John C. Kleinert, President and Chief Executive Officer

Dated: April 22, 2009	By:	/s/ JAMES J. MASTRIANI

James J. Mastriani, Chief Financial Officer, Chief Legal Officer, Secretary and Treasurer

Dated: April 22, 2009	By:	/s/ W. PETER RAGAN, SR

Vice President, Director

Dated: April 22, 2009	By:	/s/ DR. MICHAEL KELLY

Dr. Michael Kelly, Director

Dated: April 22, 2009	By:	/s/ STEVEN MARCUS

Steven Marcus, Director

Dated: April 22, 2009	By:	/s/ DAVID GRANATELL

David Granatell, Director