Form 10-Q
period 2009-03-31
VELOCITY PORTFOLIO GROUP INC
filed 2009-05-26
CIK 813565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009 or

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______

000-161570
(Commission file No.)

VELOCITY PORTFOLIO GROUP, INC.
(Exact name of Smaller Reporting Company as specified in its charter)

DELAWARE	65-0008442
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1800 Route 34N, Suite 404A, Wall, NJ 07719
(Address of principal executive offices)

(732) 556-9090
(Issuer’s telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐   No ☐

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

Yes ☐   No ☒

As of May 21, 2009, there were 894,799 shares of the Company’s common stock outstanding.

VELOCITY PORTFOLIO GROUP, INC.

TABLE OF CONTENTS

FORM 10-Q

March 31, 2009

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2009	December 31, 2008

	(Unaudited)
ASSETS

Cash and cash equivalents	$148,979	$7,869
Consumer receivables, net	35,512,165	37,592,634
Income taxes receivable	162,543	177,208
Property and equipment, net of accumulated depreciation	42,220	44,980
Deferred income tax asset, net	1,555,800	1,158,500
Security deposits	30,224	30,224
Other assets	405,432	337,964
Assets of discontinued operations (including $14,694 and $0 accounts receivable from a related party at March 31, 2009 and December 31, 2008, respectively)	5,702,593	5,759,478

Total assets	$43,559,956	$45,108,857

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accounts payable and accrued expenses	$1,213,123	$1,186,536
Estimated court and media costs	4,765,094	5,195,437
Line of credit	8,054,701	8,400,067
Notes payable	400,000	400,000
Notes payable to related parties	1,100,000	1,100,000
Accrued preferred dividends	230,000	—
Convertible subordinated notes	2,350,000	2,350,000
Other liabilities - warrants	96,142	—
Liabilities from discontinued operations (including notes payable to related parties of $2,300,000)	5,641,295	5,566,279

Total liabilities	23,850,355	24,198,319

STOCKHOLDERS’ EQUITY

Series A 10% convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,380,000 shares issued and outstanding (liquidation preference of $13,800,000)	1,380	1,380
Common stock, $0.001 par value, 40,000,000 shares authorized, 894,799 and 853,341 shares issued and outstanding, respectively	895	895
Additional paid-in-capital	25,855,869	25,943,069
Accumulated deficit	(6,148,543)	(5,034,806)

Total stockholders’ equity	19,709,601	20,910,538

Total liabilities and stockholders’ equity	$43,559,956	$45,108,857

See accompanying notes to the condensed consolidated financial statements.

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,

	2009	2008

REVENUES
Income on consumer receivables	$1,679,869	$3,834,853
Other income	3	1,356

Total revenues	1,679,872	3,836,209

OPERATING EXPENSES
Professional fees (including fees paid to related parties of $190,152 and $210,541 for the three months ended March 31, 2009 and 2008, respectively)	1,097,039	1,169,544
General and administrative expenses	555,289	541,427
Impairment of consumer receivables	710,008	—

Total operating expenses	2,362,336	1,710,971

(Loss) income from operations	(682,464)	2,125,238

Other income (expense)
Change in fair value of warrants	68,884	—
Interest expense (including interest incurred to related parties of $34,568 and $3,500 for the three months ended March 31, 2009 and 2008, respectively)	(232,129)	(335,070)

Total other expense	(163,245)	(335,070)

(Loss) income from continuing operations before (benefit from) provision for income taxes	(845,709)	1,790,168

(Benefit from) provision for income taxes	(383,703)	742,250

(Loss) income from continuing operations	(462,006)	1,047,918

Loss from discontinued operations (including interest incurred to related parties of $57,500 and $58,139 for the three months ended March 31, 2009 and 2008, respectively and net of tax benefits of $133,960 and $64,164 for the three months ended March 31, 2009 and 2008, respectively)	(228,905)	(391,202)

Net (loss) income	(690,911)	656,716

Preferred stock dividends	(345,000)	(345,000)

Net (loss) income attributable to common stockholders	$(1,035,911)	$311,716

(Loss) income per common share:
(Loss) income from continuing operations:
Basic	$(0.90)	$0.82
Diluted	$(0.90)	$0.82
Loss from discontinued operations:
Basic	$(0.26)	$(0.46)
Diluted	$(0.26)	$(0.46)
Net (loss) income attributable to common stockholders:
Basic	$(1.16)	$0.37
Diluted	$(1.16)	$0.36

Average common shares - basic	894,799	852,370
Average common shares - diluted	894,799	855,288

See accompanying notes to the condensed consolidated financial statements.

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock		Additional		Total

	Number of Shares	Par Value	Number of Shares	Par Value	Paid in Capital	Accumulated Deficit	Stockholders’ Equity

BALANCES, December 31, 2008	1,380,000	$1,380	894,799	$895	$25,943,069	$(5,034,806)	$20,910,538

Cumulative effect of EITF 07-5 application	—	—	—	—	(87,200)	(77,826)	(165,026)

Dividends on preferred stock	—	—	—	—	—	(345,000)	(345,000)

Net loss	—	—	—	—	—	(690,911)	(690,911)

BALANCES, March 31, 2009	1,380,000	$1,380	894,799	$895	$25,855,869	$(6,148,543)	$19,709,601

See accompanying notes to the condensed consolidated financial statements.

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES
(Formerly Velocity Asset Management, Inc. and Subsidiaries)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(690,911)	$656,716
Loss from discontinued operations	228,905	391,202

(Loss) income from continuing operations	(462,006)	1,047,918
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities
Depreciation and amortization	37,192	45,390
Deferred income tax (benefit) expense	(397,300)	18,500
Change in fair value of warrants	(68,884)	—
Impairment of consumer receivables	710,008	—

Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Income taxes receivable	14,665	—
Other assets	(87,101)	(40,958)
Accounts payable and accrued expenses	26,587	(46,030)
Estimated court and media costs	(430,342)	(881,399)
Income taxes payable	—	279,938

Net cash (used in) provided by operating activities	(657,181)	423,359

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of consumer receivables	(499,958)	(265,181)
Collections applied to principal on consumer receivables	1,855,619	614,872

Net cash provided by investing activities	1,355,661	349,691

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments) borrowings under lines of credit, net	(345,366)	(1,556,300)
Payment of preferred dividends	(115,000)	(345,000)

Net cash used in financing activities	(460,366)	(1,901,300)

CASH FLOWS FROM DISCONTINUED OPERATIONS, NET
Operating activities	(97,004)	(131,060)
Investing activities	—	100,000
Financing activities	—	1,096,818

Net cash (used in) provided by discontinued operations	(97,004)	1,065,758

Net increase (decrease) in cash and cash equivalents	141,110	(62,492)

Cash and cash equivalents, beginning of period	7,869	162,180

Cash and cash equivalents, end of period	$148,979	$99,688

Supplemental disclosure of cash flow information:
Cash paid for interest	$221,708	$333,071
Cash paid for income taxes	$1,068	$330,712

Non-cash investing and financing activities:
Accrual of preferred dividends	$230,000	—
Retirement of common stock in satisfaction of employee receivable	$—	$115,146

See accompanying notes to the condensed consolidated financial statements.

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

The condensed consolidated financial statements of Velocity Portfolio Group, Inc. (“VAMI”) and its wholly-owned subsidiaries, Velocity Investments, LLC (“Velocity”), J. Holder, Inc. (“J. Holder”), VOM, LLC, (“VOM”), TLOP Acquisition Company, LLC (“TLOP”) and SH Sales, Inc. (“SH”) (the “Subsidiaries”, and together with Velocity Portfolio Group, Inc., the “Company”) included herein have been prepared by the Company and are unaudited; however, such information has been prepared in accordance with Securities and Exchange Commission regulations and reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results that may be achieved for the full year. The assets, liabilities and results of operations of J. Holder and VOM, have been presented as discontinued operations of these entities in these financial statements.

Certain information and footnote disclosures, normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited, consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company has one continuing industry segment - the acquisition, management, collection and servicing of consumer receivables.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the impairment charge related to the consumer receivables portfolio at March 31, 2009 and December 31, 2008, the Company did not meet certain financial covenants contained in their Credit Facility with Wells Fargo Foothill, Inc. (“Lender”) and has requested but not obtained a waiver. Until we obtain waivers of the breaches of these covenants, there is substantial doubt of our ability to continue as a “going concern.” As a result, the Lender has the right to call the loan at any time. The Company is currently working with its Lender to obtain a waiver and to amend the Credit Facility to restructure these financial covenants. The Company anticipates completion of this waiver and amendment to the Credit Facility by the end of the second quarter, however, there is no assurance that the waiver or the amendment will be obtained. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

(UNAUDITED)

Effective December 31, 2008 (using collection data up to March 31, 2009), the Company revised its expected estimated cash collection forecast methodology by extending the collection forecast useful life of its pools from 60 months to 84 months and adjusted the timing of expected future cash collections. The Company has observed that receivable portfolios purchased in 2003 have experienced cash collections beyond 60 months from the date of purchase. When the Company first developed its cash forecasting models in 2004, limited historical collection data was available with which to accurately model projected future cash flows beyond 60 months. During the quarter ended December 31, 2008, the Company determined there was enough additional collection data accumulated over the previous several years to extend this forecast to 84 months and more accurately forecast the estimated timing of such collections. The increase in collection forecast from 60 to 84 months was applied effective December 31, 2008, to each portfolio for which the Company could accurately forecast through such term and resulted in an increase in the aggregate total estimated remaining collections for the receivable portfolios of 9.3% or $4.8 million, as of December 31, 2008. The Company reported a net loss for the three months ended March 31, 2009 of $690,911, as compared to net income of $656,716 for the three months ended March 31, 2008. As a result of the Company’s quarterly review of its projected and actual collections, it recognized an impairment expense of $710,008 on its consumer receivable portfolios. This impairment was primarily due to a shortfall in collections in certain pool groups against our forecast, primarily our 2005 and 2006 vintages. The extension of the collection forecast was being treated as a change in estimate and, in accordance with Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,” will be recognized prospectively in the consolidated financial statements. During the year ended December 31, 2008, we recorded an impairment of approximately $8.36 million on our consumer receivables portfolios. This impairment was primarily due to a shortfall in collections in certain pool groups against our forecast, primarily our 2005 and 2006 vintages.

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

The Company establishes valuation allowances for all acquired loans subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the loans, if necessary. At March 31, 2009 and December 31, 2008, the Company had $9.07 million and $8.36 million in valuation allowances on its consumer receivables, respectively.

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

With respect to income recognition under the interest method, significant estimates have been made by management with respect to the timing and amount of future cash flows from the portfolios. The Company takes into consideration the relative credit quality of the underlying receivables constituting the portfolio acquired, the strategy implemented to maximize collections thereof as well as other factors to estimate the anticipated cash flows. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur within one reporting period. On a quarterly basis, management reviews, and will revise, as necessary, the estimate of future cash collections, and whether it is reasonably possible that its assessment of collectability may change based on actual results and other factors, including the current economic crisis, which could lead to future impairments.

Properties held for sale as discontinued operations are carried at fair value less costs to sell. The Company utilizes the appraisals of third party experts in determining fair value; however, the current economic and housing crisis may have a material impact on the ultimate amount realized on the sale of the property.

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

(UNAUDITED)

Fair Value

The Company maintains policies and procedures to measure instruments at fair value using the best and most relevant data available. Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. In the absence of active markets for identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date (the exit price). Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. Preference is given to observable inputs. SFAS No. 157 establishes a three-level valuation hierarchy based upon observable and unobservable inputs:

Level 1 – Quoted prices for identical instruments in active markets

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 – Instruments that have little or no pricing observability as of the measurement date. These instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimates.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The effective date of the pronouncement is for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this pronouncement for the period ended June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value in accordance with SFAS 157, “Fair Value Measurement,” when the volume and level of activity for the asset or liability have significantly decreased. The FSP also amends statement 157 to require reporting entities to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques, if any, as well as requiring reporting entities to define major categories for equity and debt securities in accordance with the major security types as described in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.” The effective date of the pronouncement is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this pronouncement for the period ended June 30, 2009.

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

(UNAUDITED)

NOTE 3 – FAIR VALUE MEASUREMENTS

Fair values of assets and liabilities measured on a recurring and nonrecurring basis during the three month period ended March 31, 2009 are as follows:

	Fair Value at Three Months Ended March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains (Losses)

Properties held for sale	$4,179,505	$—	$—	$4,179,505	$(197,346)
Other liabilities-warrants	$96,142	$—	$96,142	$—	68,884

In accordance with the provisions of SFAS No. 144, properties held for sale with a carrying amount of $4,376,851 at December 31, 2008 were written down to their fair value of $4,179,505, resulting in an impairment charge of $197,346 for the three months ended March 31, 2009.

Level 3 - Properties held for sale

Balance, December 31, 2008	$4,376,851
Impairment during the period	$(197,346)

Balance, March 31, 2009	$4,179,505

Total amount of losses for the period attributable to impairment	$(197,346)

The fair value of other liabilities-warrants was derived using the Black-Scholes model. The change in the fair value of $68,884 was recorded in the statement of operations for the three months ended March 31, 2009.

NOTE 4 – CONSUMER RECEIVABLES

Consumer receivable activity for the three months ended March 31, 2009 and 2008 consists of the following:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Balance at beginning of year	$37,592,634	$46,971,014

Acquisitions and capitalized costs, net of returns	499,957	265,181
Amortization of capitalized costs	(14,799)	(14,799)

	485,158	250,382

Cash collections (1)	(3,535,488)	(4,449,725)
Income recognized on consumer receivables (1)	1,679,869	3,834,853

Cash collections applied to principal	(1,855,619)	(614,872)

Impairment	(710,008)	—

Balance at end of period	$35,512,165	$46,606,524

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

(UNAUDITED)

(1)	Includes $85,471 and $28,607 derived from fully amortized pools for the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, management’s current estimate of future collections applied to principal are as follows:

March 31, 2009

2010	$6,696,521
2011	7,759,407
2012	7,728,100
2013	6,700,359
2014	4,357,759
Thereafter	2,270,019

$35,512,165

The accretable yield represents the amount of income the Company can expect to generate over the remaining lives of its existing portfolios based on estimated cash flows as of March 31, 2009 and 2008. Changes in the accretable yield are as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Balance at beginning of period	$32,529,809	$31,442,803
Income recognized on consumer receivables	(1,679,869)	(3,834,853)
Reclassifications from nonaccretable difference	85,471	28,607
Additions from current purchases	1,330,091	235,339

Balance at end of period	$32,265,502	$27,871,896

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

The divestiture of the businesses is consistent with the Company’s strategy of concentrating its resources on consumer receivables.

Revenues and loss for the discontinued operations were as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Revenues	$5,982	$41,426

Loss from discontinued operations, before income tax effect	$(362,865)	$(455,366)

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

(UNAUDITED)

Assets and liabilities of the discontinued businesses were as follows:

	March 31, 2009	December 31, 2008

Notes receivable	$25,000	$25,000
Notes receivable from related party	—	—
Deposits on properties	10,000	10,000
Properties held for sale	4,179,505	4,376,851
Tax certificates held and accrued interest receivable, net	249,991	258,704
Deferred income tax asset, net	1,222,000	1,087,000
Other assets	16,097	1,923

Total assets	$5,702,593	$5,759,478

Accounts payable and accrued expenses	$1,242,783	$1,168,287
Income tax payable	520	—
Line of credit	212,992	212,992
Notes payable	1,885,000	1,885,000
Notes payable to related parties	2,300,000	2,300,000

Total liabilities	$5,641,295	$5,566,279

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

(UNAUDITED)

NOTE 6 – LINES OF CREDIT

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

As of March 31, 2009 and December 31, 2008, the Company has not met the required minimum stockholder’s equity under the Credit Facility. In addition, both the Company and Velocity have not met the minimum net income covenant for the 1st quarter ended March 31, 2009 and the 4th quarter ended December 31, 2008. The Company has requested but not obtained a waiver for these financial covenants. As a result, the Lender has the right to call the loan at any time. The Company is currently working with its Lender to obtain a waiver and to amend the Credit Facility to restructure these financial covenants. The Company anticipates completion of this waiver and amendment to the Credit Facility by the end of the second quarter.

As of March 31, 2009 and December 31, 2008, the Company had $8,054,701 and $8,400,067 outstanding on the credit facility, respectively. The rate of interest at March 31, 2009 was 5.26%.

On June 14, 2007, the Company entered into an agreement for a revolving credit line for $800,000 with Northern State Bank. Interest on the outstanding principal balance is equal to the bank’s prime rate plus one-half percent per annum. Payments of interest only are due on the 1st day of each and every month until July 1, 2008, on which date the entire balance or principal, interest and fees then unpaid was due and payable. The credit line is secured by various mortgages of real property held by the Company’s subsidiary, J. Holder. The Company had $212,992 and $212,992 outstanding on the credit line as of March 31, 2009 and December 31, 2008, respectively, which is reported in net liabilities of discontinued operations. On July 1, 2008, the Company extended the maturity date of the line until January 1, 2009 and reduced the maximum principal amount of the line to $212,992. On January 1, 2009, the Company extended the maturity date of the line until July 1, 2009.

NOTE 7 – NOTES PAYABLE

On April 25, 2007, the Company issued two promissory notes of $35,000 and $200,000 to investors in a private placement. The notes bear interest at 10% per annum plus 15% of the net profit related to the sale of specified real property owned by the Company’s subsidiary, J. Holder. All amounts owed were due no later than April 25, 2008, which was extended through April 25, 2010.

On January 25, 2008, the Company issued a promissory note for $1,000,000 to a financial institution. The note bears interest at a rate of 7% per annum, payable monthly in arrears, on the first day of each month with the original principal amount plus accrued interest which was due April 24, 2009. The Company is currently negotiating an extension of the note and mortgage with the financial institution. The note is collateralized by specified real property owned by the Company’s subsidiary, J. Holder. The note is guaranteed by certain executive officers of the Company. J. Holder has agreed to maintain a loan to value ratio of 33% at all times. This is reported in net liabilities of discontinued operations.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has notes payable to various related parties. Total interest expense to related parties for the three month periods ended March 31, 2009 and 2008 was $92,068 and $61,639, respectively. For the three months ended March 31, 2009 and 2008, $57,500 and $58,139, respectively, is included in the results of operations of discontinued operations.

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

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

(UNAUDITED)

Ragan and Ragan, P.C. routinely advances court costs associated with their legal collections of consumer receivable portfolios, which are subsequently reimbursed by the Company. These costs are included in the estimated court and media costs in the consolidated balance sheets.

Legal fees paid to Ragan & Ragan, P.C., by the Company’s subsidiaries were as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Velocity Investments, LLC	$190,152	$210,541

Additionally, Ragan and Ragan, P.C. held $14,694 in trust for VOM, LLC on the assignment of a tax certificate as of March 31, 2009, which is included in assets of discontinued operations.

NOTE 9 – PREFERRED STOCK

On February 26, 2009, the Company temporarily suspended the payment of monthly dividends on its Series A Preferred Stock beginning February 28, 2009 in order to preserve capital. As a result the Company has recorded accrued preferred dividends in the amount of $230,000 as of March 31, 2009.

NOTE 10 – EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares outstanding during each period, plus the dilutive effects of potential convertible securities related to preferred stock, convertible notes, options and warrants. Outstanding options and warrants to convertible into 103,417 and 69,546 shares of common stock; convertible preferred stock, convertible into 276,000 shares of common stock; and convertible notes, convertible into 47,000 and 47,000 shares for the three months ended March 31, 2009 and 2008, respectively, were not included in the dilutive per share calculations because their effect would have been anti-dilutive.

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Numerator:
(Loss) income from continuing operations	$(462,006)	$1,047,918
Preferred stock dividends	(345,000)	(345,000)

(Loss) income from continuing operations available to common stockholders	(807,006)	702,918
Discontinued operations, net of tax	(228,905)	(391,202)

Net (loss) income attributable to common stockholders - Basic and Diluted	$(1,035,911)	$311,716

Denominator:
Average shares of common stock outstanding - Basic	894,799	852,370
Effect of dilutive instruments:
Stock options	—	2,918

Weighted average shares - Diluted	894,799	855,288

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

(UNAUDITED)

NOTE 11 – OUTSTANDING OPTIONS AND WARRANTS

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We adopted EITF Issue No. 07-05 as of January 1, 2009. In October 2005 and April 2006, we issued warrants for 10,000 and 2,500 shares of our Common Stock, respectively, at an exercise price of $62 per share in a private placement to an institutional investor. These warrants were reassessed under EITF 07-5 and due to a price adjustment clause included in these warrants, such warrants are no longer deemed to be indexed to our stock and therefore, no longer meet the scope exception of FAS 133. Therefore, these warrants were reclassified to a liability and will be adjusted to fair value on a quarterly basis going forward. As a result, we recorded a cumulative catch up adjustment of $77,826 to accumulated deficit and an adjustment of $87,200 to additional paid in capital on January 1, 2009.

The fair value of these warrants decreased to $96,142 as of March 31, 2009. As such, the $68,884 change in fair value was recorded in the statement of operations for the three months ended March 31, 2009.

NOTE 12 – INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax assets and liabilities based on differences between financial reporting and the tax bases of the assets and liabilities, measured using the enacted tax rates and laws that will be in effect when the differences are expected to be reversed. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

The Company accounts for uncertain tax positions in accordance with SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return.

The Company recorded an income tax (benefit) provision of ($517,663) and $678,086 for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009 and 2008, income tax benefits of $133,960 and $64,164, respectively has been reported in the results of discontinued operations.

The Company’s liability for income taxes associated with uncertain tax positions, which are recorded in accounts payable and accrued expenses, includes estimated interest and penalties. Interest and penalties related to the Company’s uncertain tax positions are included in income tax expense and administrative expense, respectively, in the consolidated statements of operations. At March 31, 2009 and December 31, 2008, $41,656 and $35,471 had been recorded as a liability for uncertain tax provisions.

The corporate federal income tax returns of the Company for 2006 through 2008 are subject to examination by the IRS, generally for three years after they are filed. The state income tax returns and other state tax filings of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed.

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

          We cannot give any guarantee that these plans, intentions or expectations will be achieved. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those Risk Factors set forth in our Form 10-K for the year ended December 31, 2008. Listed below and discussed elsewhere in this quarterly report are some important risks, uncertainties and contingencies that could cause our actual results, performances or achievements to be materially different from the forward-looking statements included in this quarterly report. These risks, uncertainties and contingencies include, but are not limited to, the following:

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

Overview

          Velocity Portfolio Group, Inc., previously known as Velocity Asset Management, Inc. until November 19, 2008, and prior to that name was known as Tele-Optics, Inc. was organized in the State of Delaware in December 1986. We were inactive until February 3, 2004, when we acquired STB, Inc., a New Jersey corporation. Since that acquisition, we have engaged in the business of acquiring, managing and servicing distressed assets, consisting of consumer receivable portfolios, interests in distressed real property and tax lien certificates. The business is carried on by our three wholly-owned subsidiaries: Velocity Investments, LLC (“Velocity”), which invests in non-performing consumer debt purchased in the secondary market at a discount from face value and then seeks to liquidate these debt portfolios through legal collection means; J. Holder, Inc., which invests in distressed real property interests, namely real property being sold at sheriff’s foreclosure and judgment execution sales, defaulted mortgages, partial interests in real property and the acquisition of real property with clouded title; and VOM, LLC, which invests in New Jersey municipal tax liens with the focus on realization of value through legal collection and owned real estate opportunities presented by the current tax environment.

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

Recent Developments

          On February 26, 2009, we announced that we have temporarily suspended the payment of dividends on our Series A Preferred Stock in order to preserve capital. On February 27, 2009, we withdrew our registration statement for our proposed public offering of stock and warrants and our board of directors authorized us to begin a process of exploring strategic alternatives to enhance stockholder value.

          As of March 31, 2009 and December 31, 2008, we did not satisfy the required minimum stockholder’s equity covenant under the Credit Facility. In addition, we and Velocity each failed to satisfy the minimum net income covenant for the 1st quarter of 2009 and the 4th quarter of 2008. We are currently working closely with Wells Fargo on obtaining a waiver of the breach of these December 31, 2008 and March 31, 2009 covenants and amending the Credit Facility to restructure these covenants. Wells Fargo has the right to call the loan at anytime. We anticipate completion of this waiver and amendment to the Credit Facility by the end of the second quarter. However, Wells Fargo is not obligated to waive these covenants. If we are unable to obtain a waiver and amendment of the Credit Facility, Wells Fargo could exercise certain remedies under the Loan Agreement, including but not limited to foreclosure on the loan.

          As a result of our failure to satisfy these covenants or obtain a waiver as of December 31, 2008 and March 31, 2009, and until we obtain waivers of the breaches of these covenants, there is substantial doubt about our ability to continue as a “going concern.” The report of our independent registered public accounting firm for our December 31, 2008 financial statements, which are included as part of our annual report for the year ending December 31, 2008, contains a statement concerning this matter.

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

          Effective December 31, 2008, we revised our expected estimated cash collection forecast methodology by extending the collection forecast useful life of its pools from 60 months to 84 months and adjusting the timing of expected future collections. We have observed that receivable portfolios purchased in 2003 have experienced cash collections beyond 60 months from the date of purchase. When we first developed our cash forecasting models in 2004, limited historical collection data was available with which to accurately model projected cash flows beyond 60 months. During the quarter ended March 31, 2009 we determined there was enough additional collection data accumulated over the previous several years to extend this forecast to 84 months and more accurately forecast the estimated timing of such collections. Additional factors that we have taken into consideration in extending the collection forecast from 60 to 84 months and adjusting the estimated timing are as follows:

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

The increase in the collection forecast from 60 to 84 months was applied effective December 31, 2008, to each portfolio for which we could accurately forecast through such term and will result in an increase in the aggregate total estimated remaining collections for the receivable portfolios by an increase of 9.3% or $4.8 million, as of December 31, 2008. The extension of the collection forecast is being treated as a change in estimate and, in accordance with Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,” will be recognized prospectively in the consolidated financial statements. As a result of our quarterly review of our projected and actual collections, we recorded an impairment of approximately $710,000 on our consumer receivables portfolios. This impairment was primarily due to a shortfall in collections in certain pool groups against our forecast, primarily our 2005 through 2006 vintages.

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

          We establish valuation allowances for all acquired consumer receivable portfolios subject to Statement of Position 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the loans. At March 31, 2009 and December 31, 2008, we had $9.07 million and $8.36 of valuation allowances on our consumer receivables, respectively.

          On a quarterly basis, if our management came to a different conclusion as to the future estimated collections, it could have had a significant impact on the amount of revenue that was recorded from the purchased accounts receivable. A five percent increase in the amount of future expected collections would have resulted in additional income, largely as a result of lower allowances since increases in future expected collections are recognized to the extent sufficient to recover any allowances or to increase the expected IRR. A five percent decrease in the amount of future expected collections would have resulted in an additional impairment of approximately $3.5 million for the period ended March 31, 2009, largely as a result of higher allowances.

          Application of Statement of Position 03-3 requires the use of estimates to calculate a projected internal rate of return for each pool. These estimates are based on historical cash collections. If future cash collections are materially different in amount or timing than projected cash collections, earnings could be affected either positively or negatively. Higher collection amounts or cash collections that occur sooner than projected cash collections will have a favorable impact on yield and revenues. Lower collection amounts or cash collections that occur later than projected cash collections will have an unfavorable impact on operations. Consumer receivable activity for the quarter ended March 31, 2009 and 2008 consisted of the following:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Balance at beginning of year	$37,592,634	$46,971,014

Acquisitions and capitalized costs, net of returns	499,957	265,181
Amortization of capitalized costs	(14,799)	(14,799)

	485,158	250,382

Cash collections (1)	(3,535,488)	(4,449,725)
Income recognized on consumer receivables (1)	1,679,869	3,834,853

Cash collections applied to principal	(1,855,619)	(614,872)

Impairment	(710,008)	—

Balance at end of period	$35,512,165	$46,606,524

(1) Includes $85,471 and $28,607 in income derived from fully amortized pools as of March 31, 2009 and March 31, 2008, respectively.

Stock Based Compensation

          We utilize the fair value recognition provisions of “Share-Based Payment” (SFAS No. 123R). The statement addresses the accounting for share-based payment transactions with employees and other third parties and requires that the compensation costs relating to such transactions be recognized in the condensed consolidated financial statements. SFAS No. 123R also requires disclosures relating to the income tax and cash flow effects resulting from share-based payments. Additionally, regarding the treatment of non-employee stock based compensation, we follow the guidance of EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

New Accounting Pronouncements

          In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The effective date of the pronouncement is for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt this pronouncement for the period ended June 30, 2009.

          In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value in accordance with SFAS 157, “Fair Value Measurement,” when the volume and level of activity for the asset or liability have significantly decreased. The FSP also amends statement 157 to require reporting entities to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques, if any, as well as requiring reporting entities to define major categories for equity and debt securities in accordance with the major security types as described in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.” The effective date of the pronouncement is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt this pronouncement for the period ended June 30, 2009.

Results of Operations

          Total revenues for continuing operations for the three month period ended March 31, 2009 (the “2009 First Quarter”) were $1,679,872 as compared to $3,836,209 during the three month period ended March 31, 2008 (the “2008 First Quarter”), representing a 56.21% decrease. The decrease in revenues was primarily attributable to reduced revenues from collections on consumer receivable as a result of the extension in the collection curve from 60 to 84 months.

Total Operating Expenses

          Total operating expenses for continuing operations for the 2009 First Quarter were $2,362,336 as compared to $1,710,970 during the 2008 First Quarter, representing a 38.07% increase. The increase in total operating expenses was primarily attributable to an impairment of approximately $710,000 on our consumer receivables portfolio.

Interest Expense

          Interest expense in the 2009 First Quarter was $232,129 as compared to $335,070 in the 2008 First Quarter, representing a 30.72% decrease. The decrease in interest expense was primarily attributable to declining interest rates and a reduction in amounts outstanding on Velocity Investments’ line of credit with Wells Fargo Foothill, Inc.

Net Income (Loss)

          Net loss for the 2009 First Quarter was ($690,911) as compared to net income for the 2008 First Quarter of $656,716. The decrease in net income is attributable to approximately $710,000 in impairment on our consumer receivable portfolio and a decrease in revenues as discussed above, partially offset by the tax effect of these transactions. Loss from continuing operations for the 2009 First Quarter was ($462,006) as compared to income from continuing operations for the 2008 First Quarter of $1,047,918. The Company had a ($228,905) loss from discontinued operations in the 2009 First Quarter compared to a loss of ($391,202) in the 2008 First Quarter.

Liquidity and Capital Resources

          The term “liquidity” refers to our ability to generate adequate amounts of cash to fund our operations, including portfolio purchases, operating expenses, tax payments and dividend payments, if any. Historically, we have generated working capital primarily from cash collections on our portfolios of consumer receivables in excess of the cash collections required to make principal and interest payments on our senior credit facility, and from offerings of equity securities and debt instruments. At March 31, 2009, we had approximately $150,000 in cash and cash equivalents, approximately $14.5 million in credit available from our credit facility and trade accounts payable of approximately $1.2 million. Management believes that the revenues expected to be generated from operations and our line of credit will be sufficient to finance operations through March 2010. However, in order to continue to execute our business plan and grow our consumer receivables portfolio, we will need to raise additional capital by way of the sale of equity securities or debt instruments. If, for any reason, our available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors, including acquisitions), we will be required to seek additional funding. On February 26, 2009, we temporarily suspended the payment of dividends on our Series A Preferred Stock in order to preserve capital. On February 27, 2009, we withdrew our registration statement for our proposed public offering of stock and warrants and our board of directors authorized us to begin a process of exploring strategic alternatives to enhance stockholder value.

          Net cash used in operating activities was approximately $657,000 during the three months ended March 31, 2009, compared to net cash provided by operating activities of approximately $423,000 during the three months ended March 31, 2008. The increase in net cash used in operating activities was primarily due to loss from continuing operations before the impairment on our consumer receivables portfolio and a increase in payment of estimated court and media costs partially offset by a decrease in deferred income taxes and income taxes payable. Net cash provided by investing activities was approximately $1,356,000 during the three months ended March 31, 2009, compared to net cash provided by investing activities of approximately $350,000 during the three months ended March 31, 2008. The increase in net cash provided by investing activities was primarily due to an increase in collections applied to principal on our consumer receivables portfolio. Net cash used in financing activities was approximately $460,000 during the three months ended March 31, 2009, compared to net cash used in financing activities of approximately $1,901,000 during the three months ended March 31, 2008. The decrease in net cash used in financing activities was primarily due to a decrease in collections of consumer receivables at Velocity Investments paying down the principal amount outstanding on the Wells Fargo Loan. Net cash used in discontinued operations was approximately $97,000 during the three months ended March 31, 2009 as compared to net cash provided by discontinued operations of approximately $1,066,000 during the three months ended March 31, 2008. The decrease in cash provided by discontinued operations was primarily due to a $1,000,000 promissory note issued by J. Holder collateralized by an investment property in Melbourne, Florida issued in the 1st quarter of 2008.

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

          Use of the Credit Facility is subject to VI meeting certain restrictive covenants under the Fourth Amendment to the Loan Agreement including but not limited to: a restriction on incurring additional indebtedness or liens; a change of control of Velocity; a restriction on entering into transactions with affiliates outside the course of Velocity’s ordinary business; and a restriction on making payments to us in compliance with the Subordination Agreement. Velocity has agreed to maintain at least $14,000,000 in member’s equity and subordinated debt. The Company has also agreed to maintain at least $25,000,000 in stockholder’s equity and subordinated debt for the duration of the facility. In addition, Velocity and we covenant that net income for each subsequent quarter shall not be less than $375,000 and $200,000, respectively. We had approximately $8,055,000 outstanding on the credit line as of March 31, 2009. As a result of the impairment charge related to the consumer receivables portfolio at March 31, 2009 and December 31, 2008, we did not meet certain financial covenants contained in our Credit Facility with Wells Fargo and has requested but not obtained a waiver. As a result, Wells Fargo has the right to call the loan at any time. We are currently working with Wells Fargo to obtain a waiver and to amend the Credit Facility to restructure these financial covenants. We anticipate completion of this waiver and amendment to the Credit Facility by the end of the second quarter, however, there is no assurance that the waiver or the amendment will be obtained.

          On January 25, 2008, we issued a promissory note for $1,000,000 to a financial institution. The note bears interest at a rate of 7% per annum, payable monthly in arrears, on the first day of each month with the original principal amount plus accrued interest due April 24, 2009. We are currently negotiating an extension of this promissory note with the financial institution. The note is collateralized with specified real property owned by the Company’s subsidiary, J. Holder. The Note is guaranteed by the Company and personally by certain executive officers of the Company. J. Holder has agreed to maintain a loan to value ratio of 33% at all times.

          On May 30, 2008, June 10, 2008 and October 29, 2008, our VI subsidiary consummated closings of a private placement offering of 14% subordinated notes due in 2011 to accredited investors. The notes were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. VI has issued notes in the aggregate principal amount of $1,300,000 in the offering. Interest is payable quarterly in arrears beginning on the last day of the month that is four months from the date of the notes. VI is obligated to pay the principal amount of the notes upon the earlier of maturity or redemption. The notes are subordinated to all of our existing debt. The notes are senior to any future “long term” debt of VI. Upon an event of default, VI is obligated to pay the note holder a late charge computed at the rate of 18% per annum of the amount not paid. Of the $1,300,000 principal amount of notes that were issued, $900,000 in principal amount are held by related parties to us, including a note in the amount of $150,000 payable to our chief executive officer, John C. Kleinert, and notes in the aggregate of $750,000 to immediate family members of John C. Kleinert. VI used the net proceeds from the offering primarily for the purchase of portfolios of unsecured consumer receivables and for general corporate purposes, including working capital.

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

Supplementary Information on Consumer Receivables Portfolios:

          The following tables show certain data related to our entire owned portfolio. These tables describe the purchase price, cash collections and related multiples. We utilize a long-term legal approach to collecting our portfolios of consumer receivables. This approach has historically caused us to realize significant cash collections from pools of consumer receivables years after they are initially acquired. Effective December 31, 2008, we revised its expected estimated cash collection forecast methodology by extending the collection forecast useful life of its pools from 60 months to 84 months and adjusting the timing of expected future collections. We have observed that receivable portfolios purchased in 2003 have experienced cash collections beyond 60 months from the date of purchase. When we first developed our cash forecasting models in 2004, limited historical collection data was available with which to accurately model projected cash flows beyond 60 months. During the quarter ended December 31, 2008 we determined there was enough additional collection data accumulated over the previous several years to extend this forecast to 84 months and more accurately forecast the estimated timing of such collections. In addition, we have concluded that there would likely be shortfalls in certain pools as a result of the current economic crisis. As a result, on December 31, 2008, and March 31, 2009, we recorded impairments of approximately $8.36 million and $710 thousand on our consumer receivables portfolios, respectively. These impairments were primarily due to a combination of an extension of the collection curve from 60 to 84 months and a shortfall in collections in certain pool groups against our forecast, primarily our 2005 and 2006 vintages. The following tables show certain data related to our entire owned portfolios. These tables describe the purchase price, cash collections and related multiples. We utilize a long-term legal approach to collecting our portfolios of consumer receivables. This approach has historically caused us to realize significant cash collections from pools of consumer receivables years after they are initially acquired.

          The following table shows the changes in consumer receivables, including amounts paid to acquire new portfolios of consumer receivables for the three months ended March 31, 2009 and 2008.

	Portfolio Purchases/Collections

Reporting Period	Initial Outstanding Amount	Portfolios Purchased	Purchase Price	Gross Cash Collections Per Period

Three Month Period Ended March 31, 2009	$17,119,199	3	$448,998	$3,535,488

Three Month Period Ended March 31, 2008	$1,960,656	2	$168,621	$4,449,725

Portfolio Purchases and Performance

Year	Total # Portfolios	Initial Outstanding Amount (1)	Purchase Price (2)	Gross Cash Collections (3)	Gross Cash Collections as a % of Cost (4)	Average Price Per Dollar Outstanding (5)

2003	5	$11,497,833	$2,038,950	$8,755,742	429.42%	$0.1773

2004	10	$9,511,088	$1,450,115	$3,606,960	248.74%	$0.1525

2005	22	$133,103,213	$11,449,557	$19,019,133	166.11%	$0.0860

2006	26	$199,042,032	$15,367,940	$18,399,857	119.73%	$0.0772

2007	19	$129,892,667	$9,316,779	$7,531,674	80.94%	$0.0717

2008	8	$17,920,530	$1,115,983	$674,835	60.47%	$0.0623

2009	3	$17,199,119	$448,998	$4,287.95%		$0.0262

(1)

Initial Outstanding Amount represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and returns. (“Returns” are defined as purchase price refunded by the seller due to the return of non-compliant accounts, such as deceased and bankrupt accounts.)

(2)	Purchase Price represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables, and does not include certain capitalized acquisition costs.

(3)	Gross Cash Collections include gross cash collections on portfolios of consumer receivables as of March 31, 2009.

(4)

Gross Cash Collections as a Percentage of Cost represents the gross cash collections on portfolios of consumer receivables as of March 31, 2009 divided by the purchase price such portfolios in the related calendar year.

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

          During the three months ended March 31, 2009, we acquired 3 portfolios of consumer receivables aggregating approximately $17 million in initial outstanding amount at a purchase price of approximately $449,000, bringing the aggregate initial outstanding amount of consumer receivables under management as of March 3, 2009 to approximately $518 million, an increase of 6.8% as compared to approximately $485 million as of March 31, 2008. For the three months ended March 31, 2009, we posted gross collections of approximately $3.54 million, compared to gross collections of $4.45 million in the three month period ended March 31, 2008, representing a 25.88% decrease.

Trends

          As a result of our line of credit, notes payable, Preferred Stock offering and other potential capital markets transaction, we anticipate that we may incur significant increases in interest expense and preferred dividend payments offset, over time, by expected increased revenues from consumer receivable portfolios purchased utilizing funds under such line of credit and the proceeds from the Preferred Stock offering. No assurance can be given that the expected revenues from such purchased portfolios will exceed the additional interest expense and preferred dividends. While we are not presently aware of any other known trends that may have a material impact on our revenues, we are continuing to monitor our collections to assess whether the current economic and housing crisis will have a long term impact on the collection environment and revenues from collections on consumer receivables. We believe that the short term effect of the current economic crisis has been a decrease in lump some payments from obligors and an increase in court enforced settlement plans. This has resulted in a change in the timing of expected collections and a resulting extension in our expected collection. We do not believe that the recent decreases in interest rates, nor the anticipated gradual increases in interest rates, has had or will have a material adverse effect upon our business.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Not applicable.

Item 4(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at March 31, 2009, such disclosure controls and procedures were not effective due to the fact that we were unable to complete our Annual Report on Form 10-K by April 15, 2009, the extended due date for such Annual Report, and our Quarterly Report on Form 10-Q by May 20, 2009, the extended due date for such Quarterly Report.

          Effective December 31, 2008, as a result of the current economic crisis, we revised our expected cash collection forecast methodology by extending the collection forecast of our pools from 60 months to 84 months and adjusting the timing of expected future collections. This resulted in impairment of approximately $8.36 million on our consumer receivables portfolios. This impairment was primarily due to a combination of an extension of the collection curve from 60 to 84 months and a shortfall in collections in certain pool groups against our forecast, primarily our 2005 through 2006 vintages. The increase in the collection forecast from 60 to 84 months was applied effective December 31, 2008, to each portfolio for which we could forecast through such term. This analysis required additional time to prepare our quarterly financial statements.

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

          Changes in Internal Control over Financial Reporting

          There were no changes in the Company’s internal control over financial reporting during the Company’s first fiscal quarter of 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

          As of March 31, 2009, there are presently no material pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is the subject and, to the best of our knowledge, no such actions against us is contemplated or threatened.

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

VELOCITY PORTFOLIO GROUP, INC.

Dated: May 26, 2009	By:	/s/ John C. Kleinert

John C. Kleinert
Chief Executive Officer and President