Form 10-Q
period 2009-06-30
VELOCITY PORTFOLIO GROUP INC
filed 2009-09-04
CIK 813565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009 or

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

Yes  ☐   No  ☒

As of September 4, 2009, there were 897,399 shares of the Company’s common stock outstanding.

VELOCITY PORTFOLIO GROUP, INC.

TABLE OF CONTENTS

FORM 10-Q

June 30, 2009

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008

	(Unaudited)

ASSETS

Cash and cash equivalents	$92,333	$7,869
Consumer receivables, net	29,194,821	37,592,634
Income taxes receivable	161,174	177,208
Property and equipment, net of accumulated depreciation	39,456	44,980
Deferred income tax asset, net of valuation allowance	1,394,500	1,158,500
Restricted cash	290,000	—
Security deposits	30,224	30,224
Other assets	414,155	337,964
Assets of discontinued operations	4,812,550	5,759,478

Total assets	$36,429,213	$45,108,857

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accounts payable and accrued expenses	$1,054,720	$1,186,536
Estimated court and media costs	4,627,834	5,195,437
Line of credit	7,138,129	8,400,067
Notes payable	450,000	400,000
Notes payable to related parties	1,100,000	1,100,000
Accrued preferred dividends	575,000	—
Convertible subordinated notes	2,350,000	2,350,000
Other liabilities (including notes payable to related parties of $150,000)	290,000	—
Other liabilities-warrants	264,157	—
Liabilities from discontinued operations (including notes payable to related parties of $2,300,000)	5,714,345	5,566,279

Total liabilities	23,564,185	24,198,319

STOCKHOLDERS’ EQUITY

Series A 10% convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,380,000 shares issued and outstanding (liquidation preference of $13,800,000)	1,380	1,380
Common stock, $0.001 par value, 40,000,000 shares authorized, 894,799 and 853,341 shares issued and outstanding, respectively	895	895
Additional paid-in-capital	25,855,869	25,943,069
Accumulated deficit	(12,993,116)	(5,034,806)

Total stockholders’ equity	12,865,028	20,910,538

Total liabilities and stockholders’ equity	$36,429,213	$45,108,857

See accompanying notes to the condensed consolidated financial statements.

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2009	2008	2009	2008

REVENUES
Income on consumer receivables	$2,964,311	$3,660,073	$6,096,846	$7,494,926
Other income	1	1,840	4	3,196

Total revenues	2,964,312	3,661,913	6,096,850	7,498,122

OPERATING EXPENSES
Professional fees (including fees paid to related parties of $164,458 and $226,104 and $354,610 and $436,645 for the three and six months ended June 30, 2009 and 2008, respectively)	1,010,205	1,401,163	2,107,244	2,570,707
General and administrative expenses	537,338	656,955	1,092,627	1,198,381
Impairment of consumer receivables	6,364,423	—	8,527,097	—

Total operating expenses	7,911,966	2,058,118	11,726,968	3,769,088

Income (loss) from operations	(4,947,654)	1,603,795	(5,630,118)	3,729,034

Other income (expenses)
Other income	75,000	—	75,000	—
Change in fair value of warrants	(168,015)	—	(99,131)	—
Interest expense (including interest incurred to related parties of $34,914 and $3,500 and $63,567 and $7,000 for the three and six months ended June 30, 2009 and 2008, respectively)	(241,751)	(273,708)	(473,880)	(608,779)

Total other expense	(334,766)	(273,708)	(498,011)	(608,779)

(Loss) income from continuing operations before provision for income taxes	(5,282,420)	1,330,087	(6,128,129)	3,120,255

Provision for (benefit from) income taxes	166,544	579,578	(217,159)	1,321,828

(Loss) income from continuing operations	(5,448,964)	750,509	(5,910,970)	1,798,427

Loss from discontinued operations (including interest incurred to related parties of $58,139 and $58,139 and $115,639 and $116,278 for the three and six months ended June 30, 2009 and 2008, respectively and net of tax provision (benefit) of $136,560 and ($231,390) and $2,600 and ($295,554) for the three and six months ended June 30, 2009 and 2008, respectively)	(1,050,609)	(452,095)	(1,279,514)	(843,297)

Net (loss) income	(6,499,573)	298,414	(7,190,484)	955,130

Preferred stock dividends	(345,000)	(345,000)	(690,000)	(690,000)

Net (loss) income attributable to common stockholders	$(6,844,573)	$(46,586)	$(7,880,484)	$265,130

(Loss) income per common share:
(Loss) income from continuing operations:
Basic	$(6.48)	$0.46	$(7.38)	$1.28
Diluted	$(6.48)	$0.46	$(7.38)	$1.28
Discontinued operations:
Basic	$(1.17)	$(0.52)	$(1.43)	$(0.98)
Diluted	$(1.17)	$(0.51)	$(1.43)	$(0.97)
Net (loss) income:
Basic	$(7.65)	$(0.05)	$(8.81)	$0.31
Diluted	$(7.65)	$(0.05)	$(8.81)	$0.31

Average common shares - basic	894,799	874,427	894,799	863,398
Average common shares - diluted	894,799	880,223	894,799	867,755

See accompanying notes to the condensed consolidated financial statements.

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock		Additional		Total

	Number of		Number of		Paid in	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

BALANCES, December 31, 2008	1,380,000	$1,380	894,799	$895	$25,943,069	$(5,034,806)	$20,910,538

Cumulative effect of EITF 07-5 Application	—	—	—	—	(87,200)	(77,826)	(165,026)

Dividends accrued on preferred stock	—	—	—	—	—	(690,000)	(690,000)

Net loss	—	—	—	—	—	(7,190,484)	(7,190,484)

BALANCES, June 30, 2009	1,380,000	$1,380	894,799	$895	$25,855,869	$(12,993,116)	$12,865,028

See accompanying notes to the condensed consolidated financial statements.

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(7,190,484)	$955,130
Loss from discontinued operations	1,279,514	843,297

(Loss) Income from continuing operations	(5,910,970)	1,798,427
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	75,497	83,471
Deferred income tax	(236,000)	20,600
Change in fair value of warrants	99,131	—
Impairment of consumer receivables	8,527,097	—
Increase (decrease) in:
Income taxes receivable	16,034	—
Other assets	(116,566)	(14,705)
Accounts payable and accrued expenses	(131,816)	(192,617)
Estimated court and media costs	(567,603)	(1,155,622)
Income taxes payable	—	273,387

Net cash provided by operating activities	1,754,804	812,941

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	—	(1,123)
Acquisition of consumer receivables	(1,083,177)	(1,603,082)
Collections applied to principal on consumer receivables	924,295	1,717,999

Net cash (used in) provided by investing activities	(158,882)	113,794

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments) borrowings under lines of credit, net	(1,261,938)	(2,851,701)
Proceeds of notes payable	50,000	200,000
Proceeds of note payable from a related party	—	500,000
Net proceeds from private placement	—	793,650
Payment of preferred dividends	(115,000)	(690,000)

Net cash used in financing activities	(1,326,938)	(2,048,051)

CASH FLOWS FROM DISCONTINUED OPERATIONS, NET
Operating activities	(184,520)	129,310
Investing activities	—	100,000
Financing activities	—	896,992

Net cash (used in) provided by discontinued operations	(184,520)	1,126,302

Net increase in cash and cash equivalents	84,464	4,986

Cash and cash equivalents, beginning of period	7,869	162,180

Cash and cash equivalents, end of period	$92,333	$167,166

Supplemental disclosure of cash flow information:
Cash paid for interest	$395,024	$919,841
Cash paid for income taxes	$5,463	$606,778

Non-cash item:
Retirement of common stock in satisfaction of employee receivable	$—	$115,146

See accompanying notes to the condensed consolidated financial statements.

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

The condensed consolidated financial statements of Velocity Portfolio Group, Inc. (“PGV”) and its wholly-owned subsidiaries, Velocity Investments, LLC (“Velocity”), J. Holder, Inc. (“J. Holder”), VOM, LLC, (“VOM”), TLOP Acquisition Company, LLC (“TLOP”) (the “Subsidiaries”, and together with Velocity Portfolio Group, Inc., the “Company”) included herein have been prepared by the Company and are unaudited; however, such information has been prepared in accordance with Securities and Exchange Commission regulations and reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the three and six month periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results that may be achieved for the full year. The assets, liabilities and results of operations of J. Holder and VOM, have been presented as discontinued operations of these entities in these financial statements.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the impairment charge related to the consumer receivables portfolio, the Company did not meet certain financial covenants contained in their Credit Facility with Wells Fargo Foothill, Inc. (“Lender”) and has requested but not obtained a waiver. Until we obtain waivers of the breaches of these covenants, there is substantial doubt of our ability to continue as a going concern. As a result, the Lender has the right to call the loan at any time. The Company is currently working with its Lender to obtain a waiver and to amend the Credit Facility to restructure these financial covenants. The Company anticipates completion of this waiver and amendment to the Credit Facility in September 2009, however, there is no assurance that the waiver or the amendment will be obtained. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the preparation of the Quarterly Report on Form 10-Q for the period ended June 30, 2009, the Company discovered that the extension of its collection curve from 60 to 84 months had resulted in the Company understating revenue in the first quarter by approximately $1.45 million. As a result, the Company will be restating its financial statements for the quarter ended March 31, 2009. The Company will increase its First Quarter impairment provision by approximately $1.45 million and these adjustments have no net effect on the results of operations and earnings per share amounts for the period ended March 31, 2009. The Company will be filing an amended quarterly report on Form 10-Q for the period ended March 31, 2009. Total revenues for the period ended March 31, 2009 will increase from $1,679,872 to $3,132,538. The impairment on consumer receivables provision will increase from $710,008 to $2,162,674.

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

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

(UNAUDITED)

Effective December 31, 2008, the Company revised its expected estimated cash collection forecast methodology by extending the collection forecast useful life of its pools from 60 months to 84 months and adjusted the timing of expected future cash collections. The Company has observed that receivable portfolios purchased in 2003 have experienced cash collections beyond 60 months from the date of purchase. When the Company first developed its cash forecasting models in 2004, limited historical collection data was available with which to accurately model projected future cash flows beyond 60 months. During the quarter ended December 31, 2008, the Company determined there was enough additional collection data accumulated over the previous several years to extend this forecast to 84 months and more accurately forecast the estimated timing of such collections. The increase in collection forecast from 60 to 84 months was applied effective December 31, 2008, to each portfolio for which the Company could accurately forecast through such term and resulted in an increase in the aggregate total estimated remaining collections for the receivable portfolios by 9.3% or $4.8 million, as of December 31, 2008. The extension of the collection forecast is being treated as a change in estimate and, in accordance with Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,” will be recognized prospectively in the consolidated financial statements. During the year ended December 31, 2008, we recorded an impairment of approximately $8.36 million on our consumer receivables portfolios.

The Company reported a net loss for the three and six months ended June 30, 2009 of ($6,499,573) and ($7,190,484), respectively, as compared to net income of $298,414 and $955,130 for the three and six months ended June 30, 2008. The net loss included an impairment expense of $6,364,423 and $8,527,097 on our consumer receivable portfolios. This impairment was primarily due to a continued shortfall in collections in certain pool groups against our forecast, primarily our 2005 and 2006 vintages. We believe that it was necessary to reassess our forecasts of the 2005 and 2006 vintages at June 30, 2009 based on the continued distress being experienced by the consumer as a result of the current economic crisis which has impacted our ability to meet our original collection forecasts.

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

The Company establishes valuation allowances for all acquired loans subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the loans, if necessary. At June 30, 2009 and December 31, 2008, the Company had $16.89 million and $8.36 million in valuation allowances on its consumer receivables, respectively.

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

With respect to income recognition under the interest method, significant estimates have been made by management with respect to the timing and amount of future cash flows from the portfolios. The Company takes into consideration the relative credit quality of the underlying receivables constituting the portfolio acquired, the strategy implemented to maximize collections thereof as well as other factors, including current economic factors, to estimate the anticipated cash flows. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur within one reporting period. On a quarterly basis, management reviews the estimate of future cash collections, and whether it is reasonably possible that its assessment of collectability may change based on actual results and other factors, including the current economic crisis, which could lead to future impairments.

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

(UNAUDITED)

Properties held for sale as discontinued operations are carried at fair value less estimated costs to sell. The Company utilizes the appraisals of third party experts in determining fair value; however, the current economic and housing crisis may have a material impact on the ultimate amount realized on the sale of the property.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codifications and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162.” Under SFAS No. 168, The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of SFAS No. 168 and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition” paragraphs 38-76. The adoption of SFAS No. 168 will not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The effective date of the pronouncement is for interim reporting periods ending after June 15, 2009. The Company adopted this pronouncement for the period ended June 30, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value in accordance with SFAS 157, “Fair Value Measurement,” when the volume and level of activity for the asset or liability have significantly decreased. The FSP also amends statement 157 to require reporting entities to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques, if any, as well as requiring reporting entities to define major categories for equity and debt securities in accordance with the major security types as described in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.” The effective date of the pronouncement is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this pronouncement for the period ended June 30, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

Fair Value of Financial Instruments

The fair value of consumer receivables, tax certificates held, accounts payable, accrued expenses, borrowings and other assets are considered to approximate their carrying amount because they are (i) short term in nature and/or (ii) carry interest rates which are comparable to market based rates. The fair value of cash and cash equivalents approximates their respective carrying value.

NOTE 3 – FAIR VALUE MEASUREMENTS

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
June 30, 2009

(UNAUDITED)

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

Fair values of assets measured on a nonrecurring basis during the six month period ended June 30, 2009 are as follows:

	Fair Value at Six Months Ended June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains (Losses)

Properties held for sale	$3,436,905	$—	$—	$3,436,905	$(939,946)
Other liabilities - warrants	264,157	—	264,157	—	(99,131)

In accordance with the provisions of SFAS No. 144, properties held for sale with a carrying amount of $4,376,851 at December 31, 2008 were written down to their fair value of $3,436,905, resulting in an impairment charge of $742,600 and $939,946 for the three and six months ended June 30, 2009, respectively.

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Balance at beginning of period	$4,179,505	$4,376,851
Impairment during the period	(742,600)	(939,946)

Balance at end of period	$3,436,905	$3,436,905

Total amount of losses for the periods attributable to impairment	$742,600	$939,946

The fair value of other liabilities-warrants was derived using the Black-Scholes model. The change in the fair value of $168,015 and $99,131 for the three and six month periods ended June 30, 2009, respectively were reported in the statement of operations under Other Income.

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

(UNAUDITED)

NOTE 4 – CONSUMER RECEIVABLES

Consumer receivable activity for the periods ended June 30, 2009 and 2008 consists of the following:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Balance at beginning of period	$35,512,165	$46,606,524	$37,592,634	$46,971,014

Acquisitions and capitalized costs, net of returns	583,219	1,337,901	1,083,177	1,603,082
Amortization of capitalized costs	(14,799)	(14,799)	(29,598)	(29,598)

	568,420	1,323,102	1,053,579	1,573,484

Cash collections (1)	(3,485,652)	(4,739,198)	(7,021,141)	(9,212,925)
Income recognized on consumer receivables (1)	2,964,311	3,636,071	6,096,846	7,494,926

Cash collections applied to principal	(521,341)	(1,103,127)	(924,295)	(1,717,999)

Impairment	(6,364,423)	—	(8,527,097)	—

Balance at end of period	$29,194,821	$46,826,499	$29,194,821	$46,826,499

(1)

Includes $95,576 and $24,002 for the three months ended June 30, 2009 and 2008, respectively, and $179,047 and $52,609 for the six months ended June 30, 2009 and 2008, respectively, derived from fully amortized pools.

As of June 30, 2009, management’s current estimate of future collections applied to principal are as follows:

June 30,

2010	$6,606,432
2011	5,904,386
2012	5,477,651
2013	5,023,488
2014	4,157,393
Thereafter	2,025,471

$29,194,821

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

(UNAUDITED)

The accretable yield represents the amount of income the Company can expect to generate over the remaining lives of its existing portfolios based on estimated cash flows as of June 30, 2009 and 2008. Changes in the accretable yield are as follows:

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008

Balance at beginning of period	$32,529,809	$31,442,803
Income recognized on consumer receivables	(6,096,846)	(3,834,853)
Reclassifications from nonaccretable difference	179,047	28,607
Reduction for impairment of future cash flows	(2,292,032)	—
Additions from current purchases	1,472,635	235,339

Balance at end of period	$25,792,613	$27,871,896

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

The divestiture of the businesses is consistent with the Company’s strategy of concentrating its resources on consumer receivables.

Revenues and loss for the discontinued operations were as follows:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Revenues	$2,771	$341,603	$8,753	$383,029

Loss from discontinued operations, before income tax effect	$(914,049)	$(683,485)	$(1,276,914)	$(1,138,851)

Assets and liabilities of the discontinued businesses were as follows:

	June 30, 2009	December 31, 2008

Notes receivable	$25,000	$25,000
Deposits on properties	10,000	10,000
Properties held for sale	3,436,905	4,376,851
Tax certificates held and accrued interest receivable, net	252,762	258,704
Deferred income tax asset, net	1,087,000	1,087,000
Other assets	883	1,923

Total assets	$4,812,550	$5,759,478

Accounts payable and accrued expenses	$1,315,313	$1,168,287
Income tax payable	1,040	—
Line of credit	212,992	212,992
Notes payable	1,885,000	1,885,000
Notes payable to related parties	2,300,000	2,300,000

Total liabilities	$5,714,345	$5,566,279

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

As of June 30, 2009, the Company has not met the required minimum stockholder’s equity under the Credit Facility. In addition, both the Company and Velocity have not met the minimum net income covenant for the 2nd quarter ended June 30, 2009. The defaults related to the required minimum stockholder’s equity and minimum net income covenants for the three month period ended June 30, 2009 have not been waived.

On June 2, 2009, the Company, entered into a Sixth Amendment to the Loan and Security Agreement with the Lender, pursuant to which the Lender agreed to amend the Original Loan Agreement. Pursuant to the Sixth Amendment to the Loan Agreement, the Lender agreed to waive certain events of default (as that term is defined in the Original Loan Agreement, as amended) for the year ended December 31, 2008 and for the three month period ended March 31, 2009 and the financial covenant requiring the Company to maintain stockholder’s equity plus Subordinated Debt was decreased from $25,000,000 to $22,500,000.

As of June 30, 2009 and December 31, 2008, the Company had $7,138,129 and $8,400,067 outstanding on the credit facility, respectively. The rate of interest at June 30, 2009 was 4.67%.

On June 14, 2007, the Company entered into an agreement for a revolving credit line for $800,000 with Northern State Bank. Interest on the outstanding principal balance is equal to the bank’s prime rate plus one-half percent per annum. Payments of interest only were due on the 1st day of each and every month until July 1, 2008, on which date the entire balance or principal, interest and fees then unpaid was due and payable. The credit line is secured by various mortgages of real property held by the Company’s subsidiary, J. Holder. The Company had $212,992 outstanding on the credit line as of June 30, 2009 and December 31, 2008, which is reported in net liabilities of discontinued operations. On July 1, 2008, the Company extended the maturity date of the line until January 1, 2009 and reduced the maximum principal amount of the line to $212,992. On June 30, 2009, the Company extended the maturity date of the line until July 31, 2009. The Company sold the final property under the line on July 31, 2009. The balance left due on the line was $50,343. The bank has agreed to term out the balance over 9 months at 6.5%.

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

On January 25, 2008, the Company entered into a promissory note for $1,000,000 with a financial institution. The note bears interest at a rate of 7% per annum, payable monthly in arrears, on the first day of each month with the original principal amount of the note plus accrued interest due on April 24, 2009 and was extended to September 22, 2009. The note is collateralized by specified real property owned by the Company’s subsidiary, J. Holder. The note is guaranteed by the Company and personally by certain executive officers of the Company. J. Holder has agreed to maintain a loan to value ratio of 33% at all times. This note is reported in net liabilities of discontinued operations.

On May 30, 2008 and June 10, 2008, Velocity consummated the closings of its private placement offering of 14% Subordinated Notes (the “Notes”) due 2011 (the “Offering”) to accredited investors (“Investors”). On October 29, 2008, Velocity consummated a closing of the private placement offering to accredited investors. On April 1, 2009, Velocity consummated a final closing of the private placement offering to accredited investors. The Notes were offered and sold pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). Velocity issued the Notes in the aggregate principal amount of $1,350,000. Interest is payable quarterly in arrears beginning on the last day of the month that is four months from the date of the Notes. Velocity will pay the principal amount of the Notes upon the earlier of maturity or redemption. The Notes are subordinated in liquidation preference and in right of payment to all of the Company’s existing debt. The Notes will be senior in right of payment and in liquidation preference to any future “long term” debt of the Company. Upon an event of default, Velocity will pay the Note holder a late charge computed at the rate of 18% per annum of the amount not paid. $900,000 of the Notes are being held by related parties of the Company.

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

(UNAUDITED)

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has notes payable to various related parties. Total interest expense to related parties for the three and six month periods ended June 30, 2009 and 2008 was $93,053 and $61,639 and $296,007 and $123,278, respectively. For the three and six months ended June 30, 2009 and 2008, $58,139 and $58,139 and $232,440 and $116,278, respectively, is included in the results of operations of discontinued operations.

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

Legal fees paid to Ragan & Ragan, P.C., by the Company’s subsidiaries were as follows:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Velocity Investments, LLC	$164,458	$226,104	$354,610	$436,645

NOTE 9 – PREFERRED STOCK

On February 26, 2009, the Company temporarily suspended the payment of monthly dividends on its Series A Preferred Stock beginning February 28, 2009 in order to preserve capital. As a result the Company has recorded accrued preferred dividends in the amount of $575,000 as of June 30, 2009.

NOTE 10 – EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares outstanding during each period, plus the dilutive effects of potential convertible securities related to preferred stock, convertible notes, options and warrants. Outstanding options and warrants to non-employees convertible into 103,417 and 72,860 shares of common stock; convertible preferred stock, convertible into 276,000 shares of common stock; and convertible notes, convertible into 47,000 shares for the three and six months ended June 30, 2009 and 2008 were not included in the dilutive per share calculations because their effect would have been anti-dilutive.

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

(UNAUDITED)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Numerator:
(Loss) income from continuing operations	$(5,448,964)	$750,509	$(5,910,970)	$1,798,427
Preferred stock dividends	(345,000)	(345,000)	(690,000)	(690,000)

(Loss) income from continuing operations available to common stockholders	(5,793,964)	405,509	(6,600,970)	1,108,427
Discontinued operations, net of tax	(1,050,609)	(452,095)	(1,279,514)	(843,297)

Net (loss) income attributable to common stockholders - Basic and Diluted	$(6,844,573)	$(46,586)	$(7,880,484)	$265,130

Denominator:
Average shares of common stock outstanding - Basic	894,799	874,427	894,799	863,398
Effect of dilutive instruments:
Stock options	—	5,796	—	4,357

Weighted average shares - Diluted	894,799	880,223	894,799	867,755

NOTE 11 – OUTSTANDING OPTIONS AND WARRANTS

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We adopted EITF Issue No. 07-5 as of January 1, 2009. In October 2005 and April 2006, we issued warrants for 10,000 and 2,500 shares of our Common Stock, respectively, at an exercise price of $62 per share in a private placement to an institutional investor. These warrants were reassessed under EITF 07-5 and due to a price adjustment clause included in these warrants, such warrants are no longer deemed to be indexed to our stock and therefore, no longer meet the scope exception of FAS 133. Therefore, these warrants were reclassified to a liability and will be adjusted to fair value on a quarterly basis going forward. As a result, we recorded a cumulative catch up adjustment of $77,826 to accumulated deficit and an adjustment of $87,200 to additional paid in capital on January 1, 2009.

The fair value of these warrants increased to $264,157 as of June 30, 2009. As such, we recorded an expense amounting to $168,015 and $99,131 from the change in fair value of these warrants for the three and six months ended June 30, 2009, respectively.

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

We have net losses for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that we will generate sufficient taxable income in future years. Therefore, we established a valuation allowance on net deferred tax assets of $3,129,040 as of June 30, 2009 and $0 as of December 31, 2008 because the more likely than not criteria for recognition was not met.

The Company recorded an income tax (benefit) provision of $303,104 and $348,188 and $(214,559) and $1,026,274 for the three and six months ended June 30, 2009 and 2008, respectively. For the three and six months ended June 30, 2009 and 2008, an income tax provision (benefit) of $136,560 and ($231,390) and $2,600 and ($295,554), respectively has been reported in the results of discontinued operations.

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

VELOCITY PORTFOLIO GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

(UNAUDITED)

The Company’s liability for income taxes associated with uncertain tax positions includes estimated interest and penalties. Interest and penalties related to the Company’s uncertain tax positions are included in income tax expense and administrative expense, respectively, in the consolidated statements of operations. At June 30, 2009 and December 31, 2008, $42,023 and $35,471, respectively, had been recorded as a liability for uncertain tax positions.

The corporate federal income tax returns of the Company for 2006 through 2008 are subject to examination by the IRS, generally for three years after they are filed. The state income tax returns and other state tax filings of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed.

NOTE 13 – SUBSEQUENT EVENTS

On July 2, 2009, Velocity Portfolio Group, Inc. consummated a closing of its private placement offering of an aggregate of $350,000 of its units, with each unit comprised of $35,000 principal amount secured promissory notes and warrants to purchase 10,000 shares of common stock at an exercise price of $3.50 per share to accredited investors. The securities were offered and sold pursuant to an exemption from registration under Section 4(2) of the securities Act of 1933, as amended. The Company sold an aggregate of 10 units at a purchase price of $35,000 per Unit. The Company used the net proceeds from the offering primarily for the purchase of portfolios of unsecured consumer receivables and for general corporate purposes, including working capital. As of June 30, 2009, the Company had received $290,000 of the proceeds from this offering. These amounts are classified as restricted cash on the balance sheet as of June 30, 2009.

The notes bear interest at a rate of ten percent (10%) per annum and mature on July 2, 2010. Interest is payable quarterly in arrears. The notes are secured by a lien on all of the Company’s assets. The Notes may be redeemed by the Company at any time prior to maturity at a rate of 110% of the then outstanding principal, plus accrued but unpaid interest. The Notes contain customary default provisions. Upon the occurrence of an event of the default, the Company will be charged an interest rate of eighteen percent (18%).

The warrants entitle the holders to purchase shares of the Company’s common stock reserved for issuance thereunder for a period of five years from the date of issuance. The warrants contain certain anti-dilution rights on terms specified in the warrants.

On July 21, 2009, 13,000 Series A preferred shares were converted into 2,600 common shares.

The Company evaluated subsequent events that have occurred through September 4, 2009, the date of the financial statement issuance.

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

          We cannot give any guarantee that these plans, intentions or expectations will be achieved. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those Risk Factors set forth in our Form 10-K for the year ended December 31, 2008. Listed below and discussed elsewhere in this quarterly report are some important risks, uncertainties and contingencies that could cause our actual results, performances or achievements to be materially different from the forward-looking statements included in this quarterly report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the availability for purchase of consumer receivable portfolios that satisfy our criteria and our ability to liquidate our investments/interests in distressed real property and tax lien certificates;

•	competition in the industry;

•	the availability of debt and equity financing on acceptable terms;

•	future acquisitions;

•	the availability of qualified personnel;

•	international, national, regional and local economic and political changes;

•	general economic and market conditions;

•	changes in applicable laws;

•	trends affecting our industry, our financial condition or results of operations;

•	the timing and amount of collections on our consumer receivable portfolios; and

•	increases in operating expenses associated with the growth of our operations.

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

          We purchase consumer receivable portfolios from creditors and others through privately negotiated direct sales and auctions in which sellers of consumer receivables seek bids from pre-qualified debt purchasers. We pursue new acquisitions of consumer receivable portfolios on an ongoing basis through our relationships with industry participants, collection agencies, investors, our financing sources, brokers who specialize in the sale of consumer receivable portfolios and other sources. Our consumer receivable portfolios are purchased through internally generated cash flow, seller financed credit lines/leases and traditional leverage methods. Our profitability depends upon our ability to purchase and collect on a sufficient volume of our consumer receivables to generate revenue that exceeds our costs, and our ability to exit our discontinued operations in distressed real property and the collection of taxes and accrued interest on tax lien certificates according to our plan.

Critical Accounting Policies

          Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the fair value of consumer receivables, the fair value of properties held for sale and our tax lien certificates and the reported amounts of revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to the recognition of revenue, future estimated cash flows and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We believe the following critical accounting policies affect the significant judgment and estimates used in the preparation of our consolidated financial statements.

Recent Developments

          On July 2, 2009, we consummated a closing of our private placement offering of an aggregate of $350,000 of Units, with each Unit comprised of $35,000 principal amount secured promissory notes and warrants to purchase 10,000 shares of common stock at an exercise price of $3.50 per share to accredited investors. The securities were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. The Company sold an aggregate of 10 units at a purchase price of $35,000 per unit. The Company used the net proceeds from the offering primarily for the purchase of portfolios of unsecured consumer receivables and for general corporate purposes, including working capital.

          As of June 30, 2009, March 31, 2009 and December 31, 2008, we did not satisfy the required minimum stockholder’s equity covenant under the Credit Facility. In addition, we and Velocity each failed to satisfy the minimum net income covenant for the 1st and 2nd quarters of 2009 and the 4th quarter of 2008. In June 2009, we obtained a waiver of the breach of the December 31, 2008 and March 31, 2009 covenants and we are currently working with Wells Fargo on obtaining a waiver of the breach of the June 30, 2009 covenants. Wells Fargo has the right to call the loan at anytime. We anticipate completion of this waiver and amendment to the Credit Facility by the end of the third quarter. However, Wells Fargo is not obligated to waive these covenants. If we are unable to obtain a waiver and amendment of the Credit Facility, Wells Fargo could exercise certain remedies under the Loan Agreement, including but not limited to foreclosure on the loan.

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

          As a result of our failure to satisfy these covenants or obtain a waiver as of June 30, 2009, and until we obtain waivers of the breaches of these covenants, there is substantial doubt about our ability to continue as a “going concern.” The report of our independent registered public accounting firm for our December 31, 2008 financial statements, which are included as part of our annual report for the year ending December 31, 2008, contains a statement concerning this matter.

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

          As a result of our quarterly review of our projected and actual collections during the quarter ended June 30, 2009, we recorded an impairment of approximately $6.36 million on our consumer receivables portfolios. This impairment was primarily due to a continued shortfall in collections in certain pool groups against our forecast, primarily our 2005 through 2006 vintages. We believe that it was necessary to reassess our forecasts of the 2005 and 2006 vintages at this time based on the continued distress being experienced by the consumer as a result of the current economic crisis which has impacted our ability to meet our original collection forecasts.

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

          We establish valuation allowances for all acquired consumer receivable portfolios subject to Statement of Position 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the loans. At June 30, 2009 and December 31, 2008, we had $16.89 million and $8.36 of valuation allowances on our consumer receivables, respectively.

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

          Application of Statement of Position 03-3 requires the use of estimates to calculate a projected internal rate of return for each pool. These estimates are based on historical cash collections. If future cash collections are materially different in amount or timing than projected cash collections, earnings could be affected either positively or negatively. Higher collection amounts or cash collections that occur sooner than projected cash collections will have a favorable impact on yield and revenues. Lower collection amounts or cash collections that occur later than projected cash collections will have an unfavorable impact on operations. Consumer receivable activity for the period ended June 30, 2009 and 2008 consisted of the following:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Balance at beginning of year	$37,592,634	$46,971,014

Acquisitions and capitalized costs, net of returns	1,083,177	1,603,082
Amortization of capitalized costs	(29,598)	(29,598)

	1,053,579	1,573,484

Cash collections (1)	(7,021,141)	(9,212,925)
Income recognized on consumer receivables (1)	6,096,846	7,494,926

Cash collections applied to principal	(924,295)	(1,717,999)

Impairment	(8,527,097)	—

Balance at end of period	$29,194,821	$46,826,499

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

New Accounting Pronouncements

          In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codifications and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162.” Under SFAS No. 168, The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s views, the issuance of SFAS No. 168 and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute to Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition” paragraphs 38-76. The adoption of SFAS No. 168 will not have an impact on the Company’s consolidated financial statements.

          In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The effective date of the pronouncement is for interim reporting periods ending after June 15, 2009. The Company adopted this pronouncement for the period ended June 30, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

          In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value in accordance with SFAS 157, “Fair Value Measurement,” when the volume and level of activity for the asset or liability have significantly decreased. The FSP also amends statement 157 to require reporting entities to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques, if any, as well as requiring reporting entities to define major categories for equity and debt securities in accordance with the major security types as described in SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The effective date of the pronouncement is for interim and annual reporting periods ending after June 15, 2009. The Company adopted this pronouncement for the period ended June 30, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

Results of Operations

Total Revenues

          Total revenues for continuing operations for the three month period ended June 30, 2009 (the “2009 Second Quarter”) were $2,964,312 as compared to $3,661,913 during the three month period ended June 30, 2008 (the “2008 Second Quarter”), representing a 19.05% decrease. The decrease in revenues was primarily attributable to reduced revenues from collections on consumer receivable portfolios as a result of the extension in the collection curve from 60 to 84 months.

          Total revenues for continuing operations for the six month period ended June 30, 2009 (the “2009 Second Period”) were $6,096,850 as compared to $7,498,122 during the three month period ended June 30, 2008 (the “2008 Second Period”) representing a 18.69% decrease. The decrease in revenues was primarily attributable to reduced revenues from collections on consumer receivable portfolios as a result of the extension in the collection curve from 60 to 84 months.

Total Operating Expenses

          Total operating expenses for continuing operations for the 2009 Second Quarter were $7,911,966 as compared to $2,058,118 during the 2008 Second Quarter, representing a 284.42% increase. The increase in total operating expenses was primarily attributable to an impairment of $6,364,423 on our consumer receivables portfolio. Professional fees for the 2009 Second Quarter as compared to the 2008 Second Quarter decreased from $1,401,163 to $1,010,205, representing a 27.90% decrease, primarily as a result of lower legal commissions paid to our attorney collection network as a result of a reduction in collections. General and administrative expenses in the 2009 Second Quarter were $537,338 as compared to $656,955 during the 2008 Second Quarter, representing a 18.20% decrease.

          Total operating expenses for continuing operations for the 2009 Second Period were $11,726,968 as compared to $3,769,088 during the 2008 Second Period, representing a 211.14% increase. The increase in total operating expenses was primarily attributable to an impairment of $8,527,097 on our consumer receivables portfolio. Professional fees for the 2009 Second Period as compared to the 2008 Second Period decreased from $2,570,707 to $2,107,244, representing a 18.03% decrease, primarily as a result of lower legal commissions paid to our attorney collection network as a result of a reduction in collections. General and administrative expenses in the 2009 Second Period were $1,092,627 as compared to $1,198,381 during the 2008 Second Period, representing an 8.82% decrease.

Interest Expense

          Interest expense from continuing operations in the 2009 Second Quarter was $241,751 as compared to $273,708 in the 2008 Second Quarter, representing a 11.68% decrease. The decrease in interest expense was primarily attributable to declining interest rates and a reduction in amounts outstanding on Velocity Investments’ line of credit with Wells Fargo Foothill, Inc.

          Interest expense from continuing operations in the 2009 Second Period was $473,880 as compared to $608,779 in the 2008 Second Period, representing a 22.16% decrease. The decrease in interest expense was primarily attributable to declining interest rates and a reduction in amounts outstanding on Velocity Investments’ line of credit with Wells Fargo Foothill, Inc.

Net Income (Loss)

          Net loss for the 2009 Second Quarter was ($6,499,573) as compared to net income for the 2008 Second Quarter of $298,414. The decrease in net income is attributable to $6,364,423 in impairment on our consumer receivables portfolio and a decrease in revenues as discussed above. Loss from continuing operations for the 2009 Second Quarter was ($5,448,964) as compared to income from continuing operations for the 2008 Second Quarter of $750,509. The Company had a ($1,050,609) loss from discontinued operations in the 2009 Second Quarter compared to a loss of ($452,095) in the 2008 Second Quarter.

          Net loss for the 2009 Second Period was ($7,190,484) as compared to net income for the 2008 Second Period of $955,130. The decrease in net income is attributable to $8,527,097 in impairment on our consumer receivables portfolio and a decrease in revenues as discussed above, partially offset by the tax effect of these transactions. Loss from continuing operations for the 2009 Second Period was ($5,910,970) as compared to income from continuing operations for the 2008 Second Period of $1,798,427. The Company had a ($1,279,514) loss from discontinued operations in the 2009 Second Period compared to a loss of ($843,297) in the 2008 Second Period.

Liquidity and Capital Resources

          The term “liquidity” refers to our ability to generate adequate amounts of cash to fund our operations, including portfolio purchases, operating expenses, tax payments and dividend payments, if any. Historically, we have generated working capital primarily from cash collections on our portfolios of consumer receivables in excess of the cash collections required to make principal and interest payments on our senior credit facility, and from offerings of equity securities and debt instruments. At June 30, 2009, we had approximately $92,333 in cash and cash equivalents, approximately $15.4 million in unused credit available from our credit facility and trade accounts payable of approximately $1,054,720. As of August 22, 2009, the Company was able to borrow approximately $300,000 on the credit facility, without making additional receivable purchases, which would be financed at a 75% advance rate. Management believes that the revenues expected to be generated from operations and our line of credit will be sufficient to finance operations through June 2010. However, in order to continue to execute our business plan and grow our consumer receivables portfolio, we will need to raise additional capital by way of the sale of equity securities or debt instruments. If, for any reason, our available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors, including acquisitions), we will be required to seek additional funding. On February 26, 2009, we temporarily suspended the payment of dividends on our Series A Preferred Stock in order to preserve capital. On February 27, 2009, we withdrew our registration statement for our proposed public offering of stock and warrants and our board of directors authorized us to begin a process of exploring strategic alternatives to enhance stockholder value.

          Net cash provided by operating activities was approximately $1,755,000 during the six months ended June 30, 2009, compared to net cash provided by operating activities of approximately $813,000 during the six months ended June 30, 2008. The increase in net cash provided by operating activities was primarily due to the impairment on our consumer receivables portfolio partially offset by a decrease in deferred income taxes and income taxes payable and decrease in payment of estimated court and media costs. Net cash used in investing activities was approximately $159,000 during the six months ended June 30, 2009, compared to net cash provided by investing activities of approximately $114,000 during the six months ended June 30, 2008. The decrease in net cash provided by investing activities was primarily due to a decrease in collections applied to principal on our consumer receivables portfolio. Net cash used in financing activities was approximately $1,327,000 during the six months ended June 30, 2009, compared to net cash used in financing activities of approximately $2,048,000 during the six months ended June 30, 2008. The decrease in net cash used in financing activities was primarily due to a decrease in collections of consumer receivables at Velocity Investments paying down the principal amount outstanding on the Wells Fargo Loan. Net cash used in discontinued operations was approximately $185,000 during the six months ended June 30, 2009 as compared to net cash provided by discontinued operations of approximately $1,126,000 during the six months ended June 30, 2008. The decrease in cash provided by discontinued operations was primarily due to a $1,000,000 promissory note issued by J. Holder collateralized by an investment property in Melbourne, Florida issued in the 1st quarter of 2008.

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

          Use of the Credit Facility is subject to VI meeting certain restrictive covenants under the Fourth Amendment to the Loan Agreement including but not limited to: a restriction on incurring additional indebtedness or liens; a change of control of Velocity; a restriction on entering into transactions with affiliates outside the course of Velocity’s ordinary business; and a restriction on making payments to us in compliance with the Subordination Agreement. Velocity has agreed to maintain at least $14,000,000 in member’s equity and subordinated debt. The Company has also agreed to maintain at least $25,000,000 in stockholder’s equity and subordinated debt for the duration of the facility. In addition, Velocity and we covenant that net income for each subsequent quarter shall not be less than $375,000 and $200,000, respectively. We had approximately $7,138,000 outstanding on the credit line as of June 30, 2009. As a result of the impairment charge related to the consumer receivables portfolio at June 30, 2009, March 31, 2009 and December 31, 2008, we did not meet certain financial covenants contained in our Credit Facility with Wells Fargo and have requested but not obtained a waiver with respect to the June 30, 2009 covenants. As a result, Wells Fargo has the right to call the loan at any time. We are currently working with Wells Fargo to obtain a waiver and to amend the Credit Facility to restructure these financial covenants. We anticipate completion of this waiver and amendment to the Credit Facility by the end of the third quarter, however, there is no assurance that the waiver or the amendment will be obtained.

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

Supplementary Information on Consumer Receivables Portfolios:

          The following tables show certain data related to our entire owned portfolio. These tables describe the purchase price, cash collections and related multiples. We utilize a long-term legal approach to collecting our portfolios of consumer receivables. This approach has historically caused us to realize significant cash collections from pools of consumer receivables years after they are initially acquired. Effective December 31, 2008, we revised its expected estimated cash collection forecast methodology by extending the collection forecast useful life of its pools from 60 months to 84 months and adjusting the timing of expected future collections. We have observed that receivable portfolios purchased in 2003 have experienced cash collections beyond 60 months from the date of purchase. When we first developed our cash forecasting models in 2004, limited historical collection data was available with which to accurately model projected cash flows beyond 60 months. During the quarter ended December 31, 2008 we determined there was enough additional collection data accumulated over the previous several years to extend this forecast to 84 months and more accurately forecast the estimated timing of such collections. In addition, we have concluded that there would likely be shortfalls in certain pools as a result of the current economic crisis. As a result, on December 31, 2008, March 31, 2009, and June 30, 2009 we recorded impairments of approximately $8.36 million, $710 thousand and $6.41 million on our consumer receivables portfolios, respectively. These impairments were primarily due to a combination of an extension of the collection curve from 60 to 84 months and a shortfall in collections in certain pool groups against our forecast, primarily our 2005 and 2006 vintages. The following tables show certain data related to our entire owned portfolios. These tables describe the purchase price, cash collections and related multiples. We utilize a long-term legal approach to collecting our portfolios of consumer receivables. This approach has historically caused us to realize significant cash collections from pools of consumer receivables years after they are initially acquired.

          The following table shows the changes in consumer receivables, including amounts paid to acquire new portfolios of consumer receivables for the six months ended June 30, 2009 and 2008.

	Portfolio Purchases/Collections
Reporting Period	Initial Outstanding Amount	Portfolios Purchased	Purchase Price	Gross Cash Collections Per Period

Six Month Period Ended June 30, 2009	$26,706,689	6	$634,478	$7,021,141

Six Month Period Ended June 30, 2008	$13,905,258	5	$788,261	$9,212,925

Portfolio Purchases and Performance

Year	Total # Portfolios	Initial Outstanding Amount (1)	Purchase Price (2)	Gross Cash Collections (3)	Gross Cash Collections as a % of Cost (4)	Average Price Per Dollar Outstanding (5)

2003	5	$11,497,833	$2,038,950	$8,836,593	433.39%	$0.1773

2004	10	$9,511,088	$1,450,115	$3,662,935	252.60%	$0.1525

2005	22	$133,103,213	$11,449,557	$19,595,138	171.14%	$0.0860

2006	26	$199,042,032	$15,367,940	$19,778,940	128.70%	$0.0772

2007	19	$129,892,667	$9,316,779	$8,629,072	92.74%	$0.0717

2008	8	$17,920,530	$1,115,983	$942,303	84.44%	$0.0623

2009	6	$26,706,689	$634,478	$33,161	5.23%	$0.0238

(1)

Initial Outstanding Amount represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and returns. (“Returns” are defined as purchase price refunded by the seller due to the return of non-compliant accounts, such as deceased and bankrupt accounts.)

(2)	Purchase Price represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables, and does not include certain capitalized acquisition costs.

(3)	Gross Cash Collections include gross cash collections on portfolios of consumer receivables as of June 30, 2009.

(4)

Gross Cash Collections as a Percentage of Cost represents the gross cash collections on portfolios of consumer receivables as of June 30, 2009 divided by the purchase price such portfolios in the related calendar year.

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

          During the six months ended June 30, 2009, we acquired 6 portfolios of consumer receivables aggregating approximately $26.7 million in initial outstanding amount at a purchase price of approximately $634,000 bringing the aggregate initial outstanding amount of consumer receivables under management as of June 30, 2009 to approximately $528 million, an increase of 6.02% as compared to approximately $498 million as of June 30, 2008. For the six months ended June 30, 2009, we posted gross collections of approximately $3.48 million, compared to gross collections of $4.76 million in the six month period ended June 30, 2008, representing a 26.89% decrease.

Trends

          As a result of our line of credit, notes payable, Preferred Stock offering and other potential capital markets transaction, we anticipate that we may incur significant increases in interest expense and preferred dividend payments offset, over time, by expected increased revenues from consumer receivable portfolios purchased utilizing funds under such line of credit and the proceeds from the Preferred Stock offering. No assurance can be given that the expected revenues from such purchased portfolios will exceed the additional interest expense and preferred dividends. While we are not presently aware of any other known trends that may have a material impact on our revenues, we are continuing to monitor our collections to assess whether the current economic and housing crisis will have a long term impact on the collection environment and revenues from collections on consumer receivables. We believe that the short term effect of the current economic crisis has been a decrease in lump some payments from obligors and an increase in court enforced settlement plans. The continuing effects of the current economic crisis has resulted in a change in the timing of expected collections, a resulting extension in our expected collections, and an update in our forecasts which has caused us to recognize an additional significant impairment loss. We do not believe that the recent decreases in interest rates, nor the anticipated gradual increases in interest rates, has had or will have a material adverse effect upon our business.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Not applicable.

Item 4(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at June 30, 2009, such disclosure controls and procedures were not effective due to the fact that we were unable to complete our Annual Report on Form 10-K by April 15, 2009, the extended due date for such Annual Report, and our Quarterly Reports on Form 10-Q by May 20, 2009 and August 19, 2009, the extended due dates for such Quarterly Report.

          During the quarterly review for the period ended June 30, 2009 management identified a material weakness in internal controls related to revenue recognition. Effective December 31, 2008 (using collection data up to March 31, 2009), the Company revised its expected estimated cash collection forecast methodology by extending the collection forecast useful life of its pools from 60 months to 84 months and adjusted the timing of expected future cash collections. Revenue recognition under SOP 03-3 requires thorough evaluation and documentation to ensure revenue is properly accounted for in accordance with GAAP. During our quarter-end closing process for the period ended June 30, 2009, management determined that the revised 84 month revenue recognition model understated revenue by 45 days in the first three months of the model, as a result, errors in our recognition of revenue during the quarter ended March 31, 2009 had occurred. Efforts to remediate the material weakness related to revenue recognition are detailed below in “Changes in Internal Control over Financial Reporting.”

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

          Effective June 30, 2009, the continuing effects of the current economic crisis has resulted in a change in the timing of expected collections, a resulting extension in our expected collections, and an update in our forecasts which has caused us to recognize an additional significant impairment loss. This analysis required additional time to prepare our quarterly financial statements.

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

          Changes in Internal Control over Financial Reporting

           In connection with the material weakness in internal control related to revenue recognition, the following remediation actions are being taken by the Company to reduce the risk of a similar material weakness occurring in the future:

•	Proper documentation of the Company’s revenue recognition model is prepared and maintained to support accounting for consumer receivable transactions in accordance with GAAP.

•	An evaluation of any revisions in expected collections and related revenue recognition model is performed by management with the proper skill and experience levels necessary to ensure revenue is recognized and accounted for in accordance with GAAP, and then reviewed by an independent third party controller.

          Though these changes in internal control over financial reporting have occurred in the second quarter of 2009, the reason the Company’s disclosure controls and procedures regarding revenue recognition are not effective as of June 30, 2009 is that the changes in internal control over financial reporting described above have not functioned for a sufficient period of time to consider them remediated.

          Except as noted above, there were no changes in the Company’s internal control over financial reporting during the Company’s second fiscal quarter of 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

          As of June 30, 2009, there are presently no material pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is the subject and, to the best of our knowledge, no such actions against us is contemplated or threatened.

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

VELOCITY PORTFOLIO GROUP, INC.

Dated: September 4, 2009	By:	/s/ John C. Kleinert

John C. Kleinert
Chief Executive Officer and President